Form 10-K
period 1993-12-31
WEIRTON STEEL CORP
filed 1994-03-30
CIK 849979

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993


Commission File Number 1-10244


WEIRTON STEEL CORPORATION
- -------------------------
(Exact name of Registrant as specified in its charter)

Delaware                           06-1075442
- --------                           ----------
(State or other jurisdiction       (IRS employer identification #)
of incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia      26062
- -----------------------------------------------      -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:
(304)-797-2000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class    Name of each exchange on which registered
- -------------------    -----------------------------------------
Common Stock, par            New York Stock Exchange
value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:
                            None


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1994, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $309,062,878. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates and unallocated shares under the Registrant's 1989 Employee Stock Ownership plan subject to voting instructions of employees who are not otherwise affiliates.)

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 15, 1994 was 26,639,894.


DOCUMENTS INCORPORATED BY REFERENCE

(1)  Certain portions of the Registrant's 1993 Annual Report to
Stockholders are incorporated by reference into Parts I and II of this Annual Report on Form 10-K to the extent provided herein.

(2)  Certain portions of the Registrant's definitive Proxy
Statement filed pursuant to Regulation 14A (filed within 120 days after the end of the fiscal year covered hereby) in connection with the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.



                              PART I

Item 1.   Description of Business


BACKGROUND

          Weirton Steel Corporation, together with its wholly owned subsidiary Weirton Receivables, Inc., (the "Company") and its predecessor companies have been in the business of making and finishing steel products for more than eighty years at the Company's facility located in Weirton, West Virginia. From November 1929 to January 1984, the Company's business had been operated as a division of National Steel Corporation ("National"). Incorporated in Delaware in November 1982, the Company acquired the principal assets of National's former Weirton Steel Division ("the Division") in January 1984.




PRINCIPAL PRODUCTS

          The Company is a major integrated producer of flat rolled carbon steels with principal product lines consisting of sheet products and tin mill products ("TMP"). The Company offers a full range of sheet products that include hot and cold rolled sheet steel up to 48" wide and both hot-dipped and electrolytic galvanized products. TMP includes tin plate, chrome coated, and
black plate.   Historically, the Company's products have emphasized
the narrow to medium widths reflective of its rolling and finishing equipment and covered a broad range of gauges, finishes and performance specifications. The Company has developed significant expertise in filling orders with demanding specifications. The Company does not produce bars, wire or structural products.


          The Company's sales as a percentage of its total revenues for each year in the period 1989 through 1993 are shown in the following table.

(Percentage of revenues)
                          1993    1992    1991    1990    1989
Sheet products  ......     54%     48%     46%     53%     58%
Tin mill products  ...     46      52      54      47      42
                          100%    100%    100%    100%    100%


The above table includes secondary products, principally those not meeting prime specifications. Semi-finished products have been included in sheet products.




[TEXT]


PRINCIPAL MARKETS
          The following table shows the percentage of total net tons of steel products shipped for each year in the period 1989 through 1993 by the Company to each of its principal markets.

                               1993   1992   1991   1990   1989
     Service Centers and Sheet
       and Strip Converters...  46%    41%    33%    45%    45%
     Food and Beverage........  37     41     44     42     40
     Construction.............   9      8      7      8      9
     Consumer Durables........   4      6      8      4      5
     Other ...................   4      4      8      1      1
                               100%   100%   100%   100%   100%

[TEXT]
          A substantial portion of the Company's revenues are derived from long-time, steady customers, although the Company actively seeks new customers and constantly seeks new markets for its products. A substantial share of the Company's TMP and sheet products are shipped to customers located in the eastern portion of the United States. The Company's products are sold through salaried Company representatives who operate from 12 district sales offices. Sales orders taken in the field are subject to home office approval.

          Trade orders on hand for the Company's products at December 31, 1993, 1992, and 1991 amounted to approximately 449 thousand tons, 308 thousand tons, and 307 thousand tons, respectively. Substantially all orders on hand at any time are expected to be filled within a twelve month period. Since the Company produces steel in response to orders primarily of established grades and specifications, resulting in short order processing time and relatively rapid inventory turnover, it does not believe that order backlog is a material aspect of its business.


          SHEET PRODUCTS. Hot rolled products are sold directly from the hot strip mill as "hot bands," or are further processed using hydrochloric acid to remove surface scale and are sold as "hot rolled pickled." Hot rolled sheet is used for unexposed parts in machinery, construction products and other durable goods. Most of the Company's sales in hot rolled have been to pipe and tube manufacturers and converters and, to a lesser extent, steel service centers. In 1993, the Company sold 658 thousand tons of hot rolled sheet, which accounted for 17.8% of its total revenues.

          Cold rolled sheet, which requires further processing consisting of additional rolling, annealing and tempering to enhance ductility and surface characteristics, is used in the construction, steel service center, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In 1993, the Company sold 169 thousand tons of cold rolled sheet, which accounted for 6.6% of its total revenues.

          Galvanized hot-dipped and electrolytic sheet, which is coated primarily with zinc compounds to provide extended anti-corrosive properties, is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 1993, the Company sold 642 thousand tons of galvanized products, which accounted for 28.7% of total revenues. Generally, the Company's more highly processed sheet products provide higher profit margins.

          The following table, based on AISI information, shows the Company's historical share of the domestic Sheet Products market.

                           Sheet Products
                       Historical Market Share
(In thousands of tons)
                         1993    1992    1991    1990    1989
Industry Shipments..... 41,616  38,099  35,590  39,652  39,581
Company shipments(a)...  1,536   1,206   1,082   1,285   1,480
Company market share...   3.7%    3.2%    3.0%    3.2%    3.7%

(a)     Includes secondaries.



[TEXT]
          While the Company's presence in the overall sheet market is limited, the Company has concentrated on developing its offerings of more highly processed products and production capacity to provide the larger coils favored by most of its customers. The Company's goals for development of its sheet business are focused on increasing its percentage of coated products, such as galvanized, while capitalizing on developing specialty markets such as construction where the Company believes that its GALFAN product has potential in roofing and framing applications. As part of its sheet marketing strategy, the Company is also making efforts to enhance high quality end use of its products marketed through steel service centers, as well as developing the hot rolled market for heavier gauge and higher carbon applications for all markets.



          Tin Mill Products. The Company has enjoyed substantial market share and a widely held reputation as a high quality producer of TMP. TMP comprise a wide variety of light gauge coated steels. Tin plate and black plate products are sold under the Company name and under such trademarks as WEIRITE and WEIRLITE. In addition to tin plate and black plate, the Company produces electrolytic chromium coated steel under the trademark WEIRCHROME.


          Based upon the Company's share of the domestic market for TMP, which has remained relatively constant in recent years, the Company believes it is one of the largest domestic producers of TMP. In 1993, the Company accounted for approximately 22% of the TMP market, a slight decrease from the 23% market share it held in 1992. TMP shipments on an industry-wide basis have remained relatively steady over the same period even as plastic, aluminum, composites and other materials competed for potential growth in some applications. The TMP market is now primarily directed at food, beverage, and general line cans. The majority of the Company's TMP sales have been to can manufacturing and packaging companies, a substantial amount of whose annual requirements are established in advance. This market is characterized by a relatively low number of manufacturers. During 1993, shipments to ten major can manufacturers accounted for approximately 90% of the Company's TMP sales and its five largest TMP customers accounted for approximately 29.6% of total revenues. One customer, Crown Cork & Seal Company, a major can manufacturer, accounted for approximately 11% of total revenues. The balance of the TMP output is sold to other can manufacturers, manufacturers of caps and closures and specialty products ranging from film cartridges, lighting fixtures and battery jackets to cookie sheets and curtain rods. As a result of predictable sales patterns for TMP, the Company is able to gauge in advance a significant portion of its production requirements which allows the Company to operate its production facilities more efficiently and adjust its marketing and production efforts for other products.


          The following table, based on AISI information, shows the Company's historical share of the domestic TMP market.




                        Tin Mill Products
                     Historical Market Share
(In thousands of tons)
                            1993   1992   1991   1990   1989
TMP industry shipments(a)  4,123   3,927  4,040  4,032  4,116
Company shipments(a).....    895     890    857    874    894
Company market share.....    22%     23%    21%    22%    22%

(a)  Includes secondaries.

[TEXT]
          Steelmaking and hot rolling improvements derived from the Company's recent capital improvement program have allowed for the production of sufficient quantities of "clean" steel to fill anticipated TMP orders for the near term. Expansion of downstream annealing and tempering capacity, however, would be necessary before large TMP production increases could be effected. The Company's facilities and expertise also allow it to produce the lightest gauges of tin plate, enhancing the manufacturing efficiencies of the Company's customers and promoting the use of its steel in leading edge technology products such as thin-walled containers.

          The Company has been a leading innovator in the development of can making technology through its WEIRTEC research and development center. Although accounting for less than 5% of the domestic beverage container market in recent years, largely due to highly competitive prices for aluminum, the Company believes that two piece thin-walled steel beverage containers have significant potential for growth. This is primarily because of improved production efficiencies for cans and increased industry success in promoting the recycling of steel. The Company engages in other end product research and development and provides support services to its customers. The Company believes these services have been of significant assistance, particularly to its TMP customers, and promotes the consumption of the Company's products. See "Research and Development."

          A 1.1 million square foot Finished Products Warehouse with storage and staging areas for TMP has been located near the Company's mill to facilitate "just in time" production and delivery to several of the Company's major customers who are located in attached, or nearby, manufacturing facilities. As steel coils are needed by customers' operations, they are moved from the adjoining central storage areas and loaded directly on to their production lines. This arrangement provides significant savings for the Company and its customers.





PRODUCTION AND SHIPMENTS


          In 1991, after three years of close to 100 million tons of raw steel production per year, the domestic steel industry's raw steel production fell to 87.3 million tons and shipments declined to 78.9 million tons. However, starting with December 1991 and continuing through 1993, the steel industry experienced a rebound in both production and shipments. Steel production for 1993 was up approximately 4.9% to 96.1 million tons compared to 1992, while shipments increased by approximately 7.4% to 88.4 million tons. Similarly, capacity utilization which had dropped to 74% in 1991 rebounded to 87.4% in 1993.


          During 1991 and 1992 in particular, the Company's production, and consequently its ability to sell steel products, was constrained by facilities' outages stemming from the Company's capital improvement program. See "Investment in Facilities" in
Item 7 hereof for a more complete discussion of the Company's capital improvement program. Although these factors for the most part concerned the Company's primary steelmaking and first stage finishing facilities, downstream operations were also affected. In many instances, with the cooperation of its customers, the Company limited orders it would accept for finished products, rather than take orders it could not fill.

          The Company seeks to maximize the utilization of its production capacity. Until the Company began implementing its capital program in 1989, historically it had exceeded the industry average in that regard. However, during 1990 and 1991, outages and complications from several installations adversely affected the Company's relative position in the industry at a time when the industry itself was operating at near recessionary levels. Facilities outages, both planned and unplanned, which plagued operations during installation phases became less frequent throughout the break-in period for new equipment and, in 1993, were reduced to only one 2-day unscheduled outage due to flood water damage.

          In 1993, the Company produced 2.7 million tons of raw steel and shipped 2.4 million tons of finished and semi-finished steel products. The following table sets forth annual production capability, utilization rates and shipment information for the Company and the domestic steel industry (as reported by the American Iron and Steel Institute ("AISI")) for the period 1989 through 1993.




                        Production and Shipments
(In millions of tons)
                            1993   1992   1991   1990  1989
Company
  Raw steel production...    2.7   2.5     2.3    2.7   2.9
  Capability.............    3.0*  3.0*    3.4    3.4   3.4
  Utilization............     91%   83%     68%    79%   85%
  Shipments .............    2.4   2.1     1.9    2.2   2.5
  Shipments as percentage
     of industry total...    2.7%  2.6%    2.4%   2.6%  3.0%
Industry
  Raw steel production...   96.1  91.6    87.9    98.9  97.9
  Capability.............  109.9  113.1  117.6   116.7 115.9
  Utilization............    87%   81%     74%     84%   84%
  Shipments .............   88.4   82.3   78.9    84.7  84.1

*Reflects the discontinuation of ingot teeming and reduction operations.


[TEXT]

STEELMAKING PROCESS

          In primary steelmaking, iron ore pellets, iron ore, coke, limestone and other raw materials are consumed in blast furnaces to produce molten iron or "hot metal." The Company then converts the hot metal into raw or liquid steel through its basic oxygen furnaces where impurities are removed, recyclable scrap is added and metallurgy for end use is determined on a batch by batch basis. The Company's basic oxygen process shop ("BOP") is one of the largest in North America, employing two vessels, each with a steelmaking capacity of 360 tons per heat. Liquid steel from the BOP is then formed into slabs through the process of continuous casting. The Company operates a multi-strand continuous caster, rebuilt in 1990, which allows the Company to cast 100% of its steel requirements. The slabs are then reheated, reduced and finished by extensive rolling, shaping, tempering and, in many cases, by the application of plating or coating at the Company's downstream operations. Finished products are normally shipped to customers in the form of coils. The Company believes that its hot rolling mill, with two walking beam reheat furnaces, reversing rougher and millstand drive and control improvements, greatly enhances its competitive capabilities. In addition, the Company has linked its steelmaking and rolling equipment with computer-control systems and is in the process of installing an integrated manufacturing control system to coordinate production and sales activities.




RAW MATERIALS

          The Company purchases iron ore pellets, iron ore, coal, coke, limestone, scrap and other necessary raw materials in the
open market.    Substantially all the Company's raw materials needs
are available through multiple sources where the primary concern is price rather than availability of supply; however, the Company continues to explore potential new sources of raw materials.

          In October 1991, the Company entered into a contract with a subsidiary of Cleveland-Cliffs Inc ("Cliffs") to purchase a substantial part of the Company's standard and/or flux grade iron ore pellet requirements for a twelve year period which began in 1992. The contract provides for a minimum tonnage of pellets to be supplied based on the production capacity of the mining source during the contract periods, and for additional tonnages of pellets in specified circumstances. Purchase prices established under the contract formulas may vary depending on whether the Company's Redeemable Preferred Stock, Series B, acquired by Cliffs at the time the supply agreement was entered into, has been redeemed. See
Note 10 to the Company's Financial Statements included as Item 8 hereof for a more complete discussion of the Series B Preferred. The Company also has other contracts for iron ore pellets and iron ore through 1994.

          The Company and other steelmakers are installing technology calculated to achieve some reduction in the consumption of coke in blast furnace operations. However, if coke making capacity available to the industry continues to decline, future coke prices may be subject to significant escalation. Unlike many of the other major integrated producers, the Company does not have its own coke making facilities. From time to time, the Company has considered rebuilding the former coke making facilities of the Division; however, in view of the availability of metallurgical coke, its price and the emergence of alternative non-coking technologies for ironmaking, the Company does not believe an investment to rebuild those facilities is justified at this time. In July 1993, the Company entered into an agreement with USX Corporation to purchase blast furnace coke. The agreement provides for tonnages of 750,000 per calendar year in 1994 through 1996, or the actual annual requirements of the Company if less than the stated amount. The price is to be the prevailing market price for blast furnace coke determined each October prior to the delivery year.

          In 1990, the Company's continuous caster was rebuilt and placed back in service with enhanced capacity. Since that time, the rebuilt caster has achieved production levels which enable it to provide substantially all the Company's requirements for slabs. The increased capacity of the caster allowed the Company to close its ingot teeming and reduction operations in 1991. The Company's requirements for slabs have from time to time exceeded its caster's production ability and it has purchased and may continue to purchase slabs from other sources in order to meet the demand for its products and to maximize the overall production efficiency of its entire operations. In general, the Company does not expect to have undue difficulty in purchasing slabs as and when needed. However, in times of high capability utilization, slabs of certain required specifications may not be available from other producers.

          The primary sources of energy used by the Company in its steel manufacturing process are natural gas, oil, coal and electricity. The Company generates a significant amount of electricity and steam for processing operations from a mixture of excess blast furnace gas and natural fuels. The Company continually attempts to conserve and reduce the consumption of energy in its steelmaking operations. A number of the Company's facilities have alternate fuel burning capability.

          In recent years, due to the increased availability and sources of natural gas, the Company has entered into natural gas purchase contracts with gas suppliers and transportation contracts with transmission companies in an effort to reduce prices paid for gas. A substantial increase in the Company's energy costs or a shortage in the availability of its sources could have an adverse effect on the Company.

          Management believes that the Company's long term raw materials contracts are at competitive terms over the course of a business cycle.


COMPETITION AND OTHER INDUSTRY FACTORS

          The domestic steel industry is a cyclical business with intense competition among producers. Manufacturers of products other than steel, including plastics, aluminum, cardboard, ceramics and glass, have made substantial competitive inroads into traditional steel markets. During recessionary periods, the industry's high level of production capacity relative to demand levels has resulted in a lack of ability to achieve satisfactory selling prices across a broad range of products.

          Integrated steelmakers also face increased competition from mini-mills. Mini-mills are relatively efficient, low-cost producers that generally produce steel from scrap in electric furnaces, utilize new technologies, have lower employment costs and target regional markets. Mini-mills historically have produced lower profit margin bars, rods, wire and other commodity-type steel products not produced by the Company. Recently developed thin cast technology has allowed mini-mills to enter certain of the sheet markets supplied by integrated producers, and certain mini-mills have built, or are building, facilities to do so. One such facility has been placed in operation and is competing in the hot rolled, cold rolled and galvanized marketplace.

          During the past decade, a number of domestic steelmakers have gone through reorganization under Chapter 11 of the United States Bankruptcy Code, including several of the Company's major competitors. Reorganization under Chapter 11 generally has enabled bankrupt companies to reduce costs, making them more efficient competitors.

          In response to increased competition, domestic steel producers have invested heavily in new plant and equipment, which has improved efficiency and increased productivity. Many of these improvements are in active service and, together with the achievement of other production efficiencies such as manning and other work rule changes, have tended to lower competitors' costs. The Company has responded to technological competitive pressures through its capital improvement program and strategies for future operating efficiencies.

          Foreign competition also remains a major concern. The VRAs covering 17 steel exporting nations and the European Community, which limited steel imports into the United States market, expired on March 31, 1992, and negotiations among governments in 36 countries to achieve a global multilateral steel agreement to reduce subsidies and other unfair trade practices by foreign producers have not yet resulted in any agreement being reached. The prospects of such an agreement being reached in the near future are not good. During 1993, steel imports were approximately 18% of total domestic steel consumption. Imports represent a slightly smaller percentage of consumption of sheet products and TMP, amounting to 13% and 11% of such consumption, respectively, in 1993. As a result of anti-dumping cases brought by domestic steelmakers, the Commerce Department, earlier in 1993, imposed tariffs averaging approximately 36.5% on imported, flat-rolled carbon steel from a number of countries. On July 27, 1993, however, the U.S. International Trade Commission (the "ITC") found that the domestic industry had sustained no injury from imports of hot rolled sheet, and no injury from 9 of 12 importing countries on cold rolled sheet. Several domestic producers have filed appeals of the ITC rulings. The ITC did affirm that the domestic industry had sustained injury from imports of coated sheet products, which has since reduced imports of the same and consequently improved domestic coated sheet pricing and volume.

          The Company's primary competitors in sheet products consist of substantially the entire steel industry. The Company's primary TMP competitors in recent years have been USX Corporation, LTV Corporation, Bethlehem Steel Corporation, National Steel Corporation, Wheeling-Pittsburgh Steel Corporation and USS-POSCO Industries.

          The Company experiences strong competition in all its principal markets with respect to price, service and quality. The Company believes that it competes effectively in all these categories by focusing its marketing efforts on high quality products and strong customer relationships.




RESEARCH AND DEVELOPMENT

          The Company engages in research and devlopment for the improvement of existing products, the development of new products, and the development of product applications. It also seeks more efficient operating techniques. During 1993, 1992 and 1991, respectively, the Company spent approximately $5.4 million, $4.7 million, and $5.3 million for Company sponsored research and development activities. Expenditures for customer sponsored research have not been material to the Company. The Company operates WEIRTEC, its research and development center specializing in the advancement of steel food and beverage packaging and steel manufacturing processes. WEIRTEC maintains research and prototype steel packaging manufacturing facilities and analytical laboratory facilities located in Weirton. The facilities are engaged in improving the Company's production and finishing processes for TMP and sheet products. In recent years, WEIRTEC has played a central role in the development of thin-wall, two piece beverage can technology and other products seeking to capitalize on the Company's production expertise, particularly in coated products. See "Principal Products." The Company believes that the facilities and the scientists, engineers and technicians at WEIRTEC enhance the Company's technical excellence, product quality and customer service.

          The Company owns a number of patents that relate to a wide variety of products and applications and steel manufacturing processes, has pending a number of patent applications, and has access to other technology through agreements with other companies. The Company believes that none of its patents or licenses, which expire from time to time, or any group of patents or licenses relating to a particular product or process, is of material importance in its overall business. The Company also owns a number of registered trademarks for its products which, unlike patents and licenses, do not expire when they are continued in use and are properly protected.



ENVIRONMENTAL CONTROL

          COMPLIANCE. The Company's business operations are affected by extensive federal, state and local laws and regulations governing discharges into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company is also subject to federal and state requirements governing the remediation of environmental contamination associated with past releases of hazardous substances. In recent years, environmental control regulations have been marked by increasingly strict compliance standards. Governmental authorities have the power to enforce compliance with these requirements, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties also may have the right to sue to enforce compliance.

          Expenditures for environmental control facilities were approximately $1 million in 1993, $1 million in 1992, and $2 million in 1991. For 1994, the Company has budgeted approximately $3.3 million in capital expenditures toward environmental control facilities. Given the nature of the steelmaking industry, it can be expected that substantial additional capital expenditures will be required from time to time to permit the Company to remain in compliance with environmental regulations.

          In the past, the Company has entered into consent decrees with certain environmental authorities pursuant to which it has paid various fines and penalties relating to violations, or alleged violations, of laws and regulations in the environmental control area. Those payments have not been material to the Company's financial position or its cash flows. The Company believes that, at the present time, it is in substantial compliance with the various environmental control consent orders and agreements applicable to it and does not anticipate any material problems in taking required actions to remain in compliance with such orders and agreements. The Company does not operate coke making facilities and, accordingly, has not been affected by the stringent Clean Air Act limitations imposed on those installations.

          The Company's near-term focus for environmental compliance centers on procedures to achieve ambient air quality and water pollution control standards. In addition to improving its monitoring and study programs, the Company anticipates taking affirmative action to reduce sulfur dioxide and particulate emissions primarily by changing operating policies and by improving the quality of maintenance procedures. In an effort to improve its water pollution discharge compliance performance, the Company initiated in 1993 a full-time, round-the-clock environmental control supervisory function and is seeking to create a mobile maintenance group dedicated to high quality, environmentally safe operation.


          WASTE SITES AND PROCEEDINGS. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, the Environmental Protection Agency (the "EPA") and state regulators generally have authority to impose joint and several liability on waste generators, owners, operators and others with respect to superfund sites as potentially responsible parties ("PRPs"), regardless of fault or the legality of the original disposal activity. The Company is entitled to indemnification from National for certain environmental liabilities, including those relating to CERCLA and similar statutes, as more fully described below. The Company believes that National has registered a number of sites as required by CERCLA, some of which had been used by the Division prior to its sale to the Company, and two of which subsequently became the property of the Company. The Company understands that National has been involved, at the request of the EPA or state agencies, in voluntary remedial activities with respect to some sites; National has declined to participate with respect to some sites; National has declined to participate with respect to others (because its records do not indicate any involvement with those sites); and National has not been notified with respect to other sites.
Insofar as any of those sites involve liabilities under CERCLA or other environmental laws or regulations for prior Division activities, the Company believes it is fully indemnified by National.

          In March 1988 and September 1989, respectively, the Pennsylvania Department of Environmental Resources and/or the EPA notified the Company that it was considered to be among a number of PRPs for the dumping of wastes at the Municipal and Industrial Disposal Company site near Elizabeth, Pennsylvania and at the Tex Tin site near Texas City, Texas, and requested the Company's voluntary participation in certain remedial actions. The Company's records do not indicate any involvement with either site by the Company. The Company believes that National would be responsible for any remedial actions, if there had been prior involvement by the Division. The Company has given all required notices to National for the purpose of facilitating its response to this matter.

          During February 1991, the Company received notification under CERCLA that it may incur or may have incurred a liability as a PRP with respect to a drum site located near Avenue H in Weirton, West Virginia. According to Company records, the drum site is on property owned, but never used, by the Company. Following consultation with appropriate agencies, the Company initiated a voluntary remediation program at the site, which program has been substantially completed. The Company has entered into negotiations with the EPA to resolve all remaining issues raised by the notification. The Company believes that National, under its agreements with the Company, is responsible for any environmental liabilities involving the site, including reimbursement for the total cost of the remediation program. National has reimbursed the Company for the $761,000 spent by the Company to date on the remediation program at this site. The Company believes that any future expenditures related to the remediation program will not exceed $100,000.

          In May 1992, the Company received notice from the Pennsylvania Department of Environmental Resources that it was considering a closure plan and post-closure plan for a solid waste landfill facility in Hanover Township, Pennsylvania (the "Hanover Site") operated by Starvaggi Industries Inc. From at least the 1960's through mid-1983, National and, after mid-1983, the Division and the Company disposed of solid wastes at the facility. The Company believes that certain of the solid wastes disposed of at the facility by National were classified as hazardous wastes under applicable law. The Company believes that while it disposed of various materials which were residual to the steelmaking industry, such materials were not classified as hazardous wastes under applicable law. At this time, definitive closure plans and post-closure care plans have not been adopted. National's liability to the Company under the indemnification agreements for liabilities which may result from the closure of this facility is limited to $1.0 million. However, the Company does not believe that any costs associated with these plans for which it would be responsible would exceed that amount.


          In October 1992, the Company entered into a consent order with the West Virginia Division of Environmental Protection (the "DEP") that provided for administrative fines and penalties to be assessed against the Company for asserted spills of various substances under provisions of the Federal Clean Water Act administered by such agency. The consent order required the payment of an administrative settlement in the amount of $99,000, as well as the application of $40,000 to a "Best Management Practices" ("BMP") plan to reduce or eliminate the frequency of hazardous waste spills, which plan is being implemented. The consent order also provides for stipulated penalties upon the occurrence of future spills. The Company is seeking to improve its operating practices to minimize the occurrence of spills.


          In January 1993, the Company received a notification from the DEP that four ground water monitoring wells situated at the Division's former coke making facilities on Brown's Island in Hancock County, West Virginia tested in excess of maximum contaminant levels established by the EPA and DEP for certain elements specified in the notice. The DEP requested the Company to supply it with additional data regarding the site and stated that it felt additional investigation, and possible remediation, would be required. The Company and the DEP are discussing the implementation of an enhanced ground water monitoring program for the area. As required by the relevant indemnification agreements, the Company has given notice to National of the DEP communication. As described more fully below, the Company believes that National will be responsible for any required remediation.

          In December 1993, the Company was informed by the DEP that the EPA was considering initiating a "multimedia" enforcement action against the Company during 1994. Such a proceeding could involve coordinated enforcement proceedings relating to water, air and waste-related issues stemming from a number of federal statutes and rules. The DEP has indicated that it prefers first to issue new NPDES water discharge permits to the Company and then monitor compliance by the Company before making any recommendation to the EPA. The Company expects that such permits could be issued by April 1994. However, no assurance can be given that a permit will be issued or that improved compliance by the Company or any recommendation by West Virginia environmental authorities to the EPA not to initiate such a proceeding will result in avoiding commencement of a multimedia enforcement action by the EPA. In recent years, such actions have resulted in penalties and other commitments being obtained from many of the Company's competitors.

          INDEMNIFICATION. According to the agreements by which the Company acquired the assets of the Division from National, the parties determined to apportion their respective responsibilities for environmental liability claims based on two dates, May 1, 1983 (the "Purchase Date"), and January 11, 1984 (the "Closing Date"). In general, the Company is entitled to indemnification from National for liabilities, including governmental and third-party claims, arising from violations prior to the Purchase Date, and National is entitled to indemnification from the Company for such items after the Purchase Date. In addition, the Company, subject to the $1.0 million limitation applicable to the Hanover Site described above, is entitled to reimbursement for clean-up costs related to facilities, equipment or areas involved in the management of solid or hazardous wastes of the Division ("Waste Sites"), as long as the Waste Sites were not used by the Company after the Closing Date. Third-party liability claims relating to Waste Sites are likewise covered by the parties' respective indemnification undertakings, in each case based on whether the particular site was used by the Company after the Closing Date.

          Until 1993, National had performed in accordance with its responsibilities under the applicable agreements with the Company. However, in July 1993, National indicated that it would not reimburse the Company for approximately $210,000 expended by the Company in cleaning out tar and other bottom sludge sediments from a lagoon at National's former Brown's Island Coke Plant (acquired by the Company on the Closing Date, but never operated). The Company performed this remediation in 1990 to avoid the facility becoming an unpermitted hazardous waste disposal site, but did not submit a final invoice until February 1993. National has indicated its belief that the Company was not entitled to reimbursement for remediation at this site. The Company believes that National's interpretation of the relevant agreements as applied to this site is erroneous. As a result of these developments, the Company's ability to obtain future reimbursement or indemnification relating to environmental claims from National has become more dependent on factors beyond the Company's control. These factors include, in addition to National's continued financial viability, the nature of future claims made by the Company, whether the parties can settle their differences relating to indemnification rights and the outcome of any necessary litigation.

          Although it is possible that the Company's future results of operations in particular quarterly or annual periods could be materially affected by the future costs of environmental compliance, the Company does not believe the future costs of environmental compliance will have a material adverse effect on its financial position or on its competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements.




EMPLOYEES


          At December 31, 1993, the Company had 6,026 employees, of whom 4,542 were engaged in the manufacture of steel products, 779 in support services, 71 in sales and marketing activities and 634 in management and administration. The number of employees at December 31, 1993 represented an 8% reduction compared to the prior year end. The Company continues to implement a program as part of its business strategy designed to reduce its workforce primarily through retirement programs and attrition. The Company's goal by 1997 is to reduce its workforce by another 15% from the 1993 year end level.

          The Company has new collective bargaining agreements with the Independent Steelworkers Union, which represents 4,966 employees in bargaining units covering production and maintenance workers, clerical workers, nurses, and the Independent Guard Union, which represents 39 employees. The agreements run through September 25, 1996. The Company believes that its compensation structure places a heavier emphasis on profit sharing compared to other major integrated steel producers. This tends to cause the wage portion of the Company's employment costs to be relatively higher during periods of profitability and relatively lower during periods of low earnings or losses.

          The agreements provide for the payment of bonuses in the gross amount of $3,500 per employee, paid in installments, but do not provide for wage increases. Through the end of the new agreements, the Company's profit sharing plan, which covers substantially all employees, provides for participants to share in the Company's profits each year at a rate equal to 1/3 of the Company's "adjusted net earnings" for that year as defined under the plan, provided its net worth exceeds $100 million. If, however, payment of the full profit sharing amount would reduce the Company's net worth below $100 million, payments are reduced to an amount necessary to maintain the $100 million threshold. If the Company's net worth is in excess of $250 million, the profit sharing rate increases to 35%. However, if payment of the full profit sharing amount would reduce the Company's net worth below $250 million, payments at this rate would be limited as necessary to maintain the $250 million threshold and the remainder of the payment would be made at the 1/3 rate. The agreements limit the Company's exposure to increased costs of healthcare while providing increased medical coverages through a mandatory managed healthcare "point of service" program and a ceiling on the Company's cash basis cost of healthcare for future retirees. Although no assurances can be given, the Company anticipates a savings of approximately $24 million over three years as a result of these healthcare programs. The agreements also contain limitations on the Company's ability to reduce its workforce by layoffs, with exceptions for adverse financial, operational, and business
circumstances.   In addition, the parties have agreed to certain
improvements in the Company's pension plan, which the Company anticipates will increase costs on an annual basis by approximately $7.5 million.


          From January 1984 until June 1989, the Company was owned in its entirety by its employees through an Employee Stock Ownership Plan (the "1984 ESOP"). In June 1989, the 1984 ESOP completed a public offering of 4.5 million shares of common stock of the Company, which security is now listed and traded on the New York Stock Exchange. In connection with the public offering of common stock, the Company also sold 1.8 million shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred") to a new Employee Stock Ownership Plan which shares are entitled to ten times the number of votes of the common stock into which it is convertible.

          Substantially all of the Company's employees participate in the two ESOPs which, after giving effect to the above-mentioned and certain other transactions, owned approximately 52% of the combined issued and outstanding common and preferred shares of the Company at December 31, 1993. This, in turn, accounts for approximately 75% of the voting power of the Company's voting stock.



Item 2.  Properties and Facilities


          The Company owns approximately 2,500 acres in the Weirton, West Virginia, area which are devoted to the production and finishing of steel products, research and development, storage, support services and administration. The Company owns trackage and railroad rolling stock for materials movement, water craft for barge docking, power generation facilities and numerous items of heavy industrial equipment. The Company has no material leases for property. The Company's mill and related facilities are accessible by water, rail and road transportation. The Company believes that its facilities are suitable to its needs and are adequately maintained.

          The Company's operating facilities include four blast furnaces; however, its current operating strategy employs a two blast furnace configuration with an annual hot metal capacity of approximately 2.5 million tons. One currently idled furnace is being refurbished and will replace one operating furnace that is nearing the end of its campaign which is estimated to be in 1995, at which time the Company will undertake a major reline of that furnace. Although the Company does not anticipate operating a three blast furnace configuration in the near term, under this operating scenario, its annual hot metal capacity could be increased to 3.2 million tons. The Company's primary steelmaking facilities also include a sinter plant, and a two vessel BOP with an annual capacity of 3.0 million tons of raw steel based on a two blast furnace operation. During December 1993, the Company began the installation of a new vessel in its BOP furnace, replacing one that had been in service for nearly 20 years. The new vessel was placed in service in early February 1994. The Company's primary steelmaking facilities also include a CAS-OB facility, two RH degassers, a four strand continuous caster with an annual slab production capacity of up to 3.0 million tons. The Company's downstream operations include a hot strip mill with a design capacity of 3.8 million tons, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities. See the "Production and Shipments" section of Item 1 for additional information regarding production capacity and utilization rates.



Item 3.   Legal Proceedings

          On August 7, 1992, an action entitled "Larry G. Godich, et. al. v Herbert Elish, et. al." was commenced in the West Virginia Circuit Court for Hancock County against ten current members of the Company's Board of Directors, certain officers of the Company, former Board members, the Company's outside counsel, and the Company. The suit purports to be brought derivatively by stockholders on behalf of the Company and seeks a recovery on its behalf. The plaintiffs' complaint alleges that the defendants were negligent or grossly negligent in the selection and supervision of contractors engaged by the Company to design and construct reheat furnaces for the hot mill project under the capital improvement program, thereby breaching their respective fiduciary and other duties to the Company and, as a result, that the Company incurred substantial cost overruns in connection with the specific project. The complaint seeks compensatory damages, jointly and severally, against all defendants in the amount of $30 million. In November 1992, plaintiffs dismissed the claims against outside counsel. A trial date for this suit has been scheduled for the second quarter of 1994.

          Following dismissal of claims against outside counsel, plaintiffs made demands on the Board of Directors to initiate legal proceedings for malpractice against outside counsel and a director who is a member of that firm, a former director and the law firm of which he is a member, and the Company's independent public accountants. In July 1993, plaintiffs reinstituted suit against outside counsel and also filed suit against an additional officer of the Company. This suit is in the early stages of discovery.


          Since both suits are on behalf of the Company, if the plaintiffs prevail, the Company would receive the net benefit of any recovery.


          The Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. Such claims are generally covered by insurance. It is management's opinion that any liability resulting from existing litigation would not have a material adverse effect on the Company's business or financial position.



Item 4.   Submission of Matters to a Vote of Security Holders

          The Company scheduled a Special Meeting of Stockholders for November 11, 1993 to approve a proposal to amend the Company's Restated Certificate of Incorporation to increase its authorized capital. On November 9, 1993, the Company's Board of Directors canceled the meeting. Reference is made to Item 5 of the Company's quarterly report on Form 10-Q dated November 15, 1993 for additional information in response to this item.




                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

          As of March 15, 1994, there were 26,639,894 shares of common stock, $.01 par value ("Common Stock"), outstanding held by
2,907 stockholders of record.   The principal market for the Common
Stock is the New York Stock Exchange, on which that security has been listed since June 1989. Prior to that date, all Common Stock was held by the Company's 1984 ESOP and did not trade on any exchange.

          Dividends on the Company's Common Stock are paid when and as declared by the Company's Board of Directors. Quarterly cash dividends of $0.16 per share on Common Stock were last paid on December 15, 1990. The payment of future dividends is subject to the applicable provisions of Delaware corporate law governing the Company and the discretion of the Company's Board of Directors, which normally will take into consideration applicable provisions of the Company's Certificate of Incorporation, as well as its financial performance, and its capital requirements.

          Under covenants of the indenture covering the Company's 11-1/2% Senior Notes, the Company's ability to pay dividends on its Common Stock is limited as to the payment of aggregate dividends after March 31, 1993, to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from future issuances of certain capital stock less certain allowable payments. As of December 31, 1993, pursuant to this covenant, the Company's ability to pay dividends on its Common Stock was limited to $5.0 million.

          As of March 15, 1994, 12,826,723 shares of Common Stock, or 47.7% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank - North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 7,735 participants who were active or former employees of the Company. In addition, as of March 15, 1994 there were 1,779,681 shares of Series A Preferred Stock outstanding held by 240 stockholders of record. As of that date, United National Bank - North, as Trustee of the Company's 1989 ESOP, was the record owner of 1,774,164 shares of the Series A Preferred Stock, or over 99% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 7,829 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a preference of $5 per share over the Common Stock on liquidation and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 times the number of votes as the Common Stock into which it is convertible. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" included in Item 1.

          As of March 15, 1994, there were 500,000 shares of the Company's Redeemable Preferred Stock, Series B outstanding, held by one stockholder of record. The Series B Preferred Stock, which is ordinarily non-voting, was issued in October 1991 to evidence a $25
million investment in the Company by Cliffs.   See Note 10 to the
Financial Statements.

          The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                    1992           1993           1994

Quarter         High   Low      High  Low      High   Low
First          5-1/2   3       7-1/8  3-7/8    *11  6-1/4
Second         6-3/8   4-7/8   10     6-1/4
Third          6-1/4   4-1/8   9-1/8  5-3/8
Fourth         4-3/8   3-3/8   7-7/8  5-3/4

*First Quarter 1994 through 3/15/94

[TEXT]




Item 6.  Selected Financial Data

          The information required by this Item is incorporated herein by reference to "Selected Financial and Statistical Data" on page 48 of the Company's 1993 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.




Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          The information required by this Item is incorporated herein by reference to pages 19 to 24, inclusive, of the Company's 1993 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.



Item 8.   Financial Statements and Supplementary Data

          The financial statements and supplementary data required by this Item are incorporated herein by reference to pages 25 to 46, inclusive, of the Company's 1993 Annual Report to Stockholders and are listed in "Item 14.--Exhibits, Financial Statement
Schedules and Reports on Form 10-K" hereof.



Item 9.   Changes in or Disagreements with Accountants on
          Accounting and Financial Disclosure

          None







                              PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Company

          The information required by this item with respect to Directors of the Company is incorporated herein by reference to the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.
With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed filed as part of this report for purposes of this item.

Executive Officers of the Company

          The executive officers of the Company as of March 15, 1994, were as follows:

                               Age at
                              March 15,
         NAME                   1994                  OFFICE

     Herbert Elish                60         President, Chairman
                                              and Chief Executive
                                              Officer

     Craig T. Costello            46         Vice President -
                                             Operations

     William C. Brenneisen        52         Vice President - Human
                                             Resources


     James B. Bruhn               53         Vice President - Tin
                                             Mill Products
                                             Business

     Thomas W. Evans              57         Vice President -
                                             Materials Management


     David M. Gould               55         Vice President -
                                             Sales and Marketing
                                             Sheet Products

     William R. Kiefer            44         Vice President - Law
                                              and Secretary

     Dennis R. Mangino            50         Vice President -
                                             Product Quality &
                                             WEIRTEC

     Narendra M. Pathipati        36         Treasurer


     Richard K. Riederer          50         Vice President and
                                             Chief Financial
                                             Officer

     Mac S. White, Jr.            61         Vice President -
                                             Engineering


          Unless otherwise indicated below, the executive officers of the Company have held the positions described for at least the last five years.

          Herbert Elish has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since July 1987. He has been a director of the Company since 1983. From April 1986 until July 1987, Mr. Elish was Senior Vice President of Dreyfus Corp., a company engaged in financial services. Previously, he served as a Senior Vice President of International Paper Company, a producer of paper, paper packaging and forest products.


          William C. Brenneisen has served as the Company's Vice
President - Human Resources since February 1988.  From September
1985 through February 1988, he was the Director of Industrial
Relations for the Company.

          James B. Bruhn joined the Company as Vice President - Sales and Marketing - Tin Mill Products in July 1987. He has been a director of the Company since May 1990. He was appointed Vice-President Tin Mill Products Business, with added responsibility for tin finishing operations in November 1992. From May 1985 until July 1987, he served as Vice President - Sales and Marketing for Titanium Metals Corporation of America.

          Craig T. Costello has been Vice President - Operations since October 1993. Mr. Costello served as General Manager -
Operations since 1988 and prior to that was responsible for the design, building, and operation of the Hot Mill Rebuild.

          Thomas W. Evans has been Vice President - Materials Management since February 1988. From April 1986 to February 1988, he was Vice President - Purchasing and Traffic. From 1979 to April 1986, he was Vice President - Material Control for Sharon Steel Corporation.

          David M. Gould has served as the Company's Vice President
- - Sales and Marketing - Sheet Products since 1983. He was a director of the Company from February 1989 to May 1990. Mr. Gould has been employed by the Company and its predecessor for over 30 years.

          William R. Kiefer has been the Company's Vice President - Law and Secretary since May 1990. From March 1988 to May 1990 he was Director - Legal Affairs and Secretary. From February 1985 to March 1988, he was Corporate Attorney and Assistant Secretary for the Company.

          Dennis R. Mangino has served as a Vice President of the Company at WEIRTEC since November 1989. From February 1986 to October 1989, Mr. Mangino was employed by Enichem America where he served as Director - Corporate Division and General Manager - Electrical Materials Division.

          Narendra M. Pathipati has served as Treasurer of the Company since August 1991. From February 1990 to July 1991, he served as Director of Financial Planning and Analysis for the Company. Mr. Pathipati served as Treasurer for Century II, Inc., a multi-national capital goods manufacturer, from April 1988 to January 1990. Previous to that, he was responsible for financial planning at Harnischfeger Industries, Inc.

          Richard K. Riederer has been Vice President and Chief Financial Officer of the Company since January 1989. He has been
a director of the Company since October 1993.   From March 1986 to
December 1988, he served as Vice President and Treasurer of Harnischfeger Industries, Inc., a producer of manufacturing equipment. Mr. Riederer is also a director of Portico Funds Inc.

          Mac S. White, Jr. has been Vice President - Engineering of the Company since May 1992. From April 1989 to April 1992, Mr. White was Director of Engineering for the Company. Prior to that, he was Director of Project Management for Italimpianti, Spa., a steel mill equipment builder.




Item 11.  Executive Compensation

          The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.
With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.








Item 13.  Certain Relationships and Related Transactions

          The information required by this Item is incorporated herein by reference to the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.


                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. The list of financial statements required to be filed by "Item 8--Financial Statements and Supplementary Data" of this Annual
Report on Form 10-K is as follows:                          Page

     Financial Statements

            a.  Independent Public Accountants' Report        *

            b.  Statements of Income for the years ended
                December 31, 1993, 1992, and 1991. . .        *

            c.  Balance Sheets as of December 31,
                1993 and 1992 . . . . . . . . .               *

            d.  Statements of Cash Flows for the years
                ended December 31, 1993, 1992, and 1991       *

            e.  Notes to Financial Statements. . . . .        *

     Supplementary Financial Information                      *

* Incorporated in this Report by reference from pages 25 to 46, inclusive, of the Company's 1993 Annual Report to Stockholders referred to below.



2. The list of financial statement schedules required to be filed by "Item 8--Financial Statements and Supplementary Data" of this
Annual Report on Form 10-K is as follows:


            a.   Independent Accountants' Report
                 on Financial Statement
                 Schedules . . . . . . . . . . . . .         S-1


            b.   Schedules:
                 III  -  Condensed Financial Information
                         of Registrant                       S-2


                 V    -  Property, Plant and Equipment       S-3


                 VI   -  Accumulated Depreciation of
                         Property, Plant and Equipment       S-4


                 VIII -  Valuation and Qualifying Accounts   S-5


                 IX   -  Short-term Borrowings               S-6

                 X    -  Supplementary Income Statement
                         Information                         S-7


3.   Exhibits

     The following listing of exhibits are included in this Report or incorporated herein by reference.

     Exhibit 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                    3.1 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).

     Exhibit 3.2    By-laws of the Company (incorporated by
                    reference to Exhibit 3.3 to the Company's
                    Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).

     Exhibit 3.3 Certificate of the Designation, Powers, Preferences and Rights of the Convertible Voting Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed March 28, 1990, Commission File No. 1-10244).

     Exhibit 3.4 Certificate of Designation, Powers, Preferences and Rights of the Redeemable Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to the Company's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K filed October 9, 1991, Commission File No. 1-10244).

     Exhibit 4.1 Indenture dated October 17, 1989 between the Company and First Bank (N.A.) as Trustee, pursuant to which the 10-7/8% Senior Notes due October 15, 1999 Notes were issued (incorporated by reference to Exhibit 4.1 to the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed March 28, 1990, Commission File No. 1-10244).

     Exhibit 4.2    Form of Notes (included as Exhibit A to Exhibit
                    4.1).


     Exhibit 10.1 Pellet Sale Agreement dated June 25, 1991, between USX Corporation and the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed March 27, 1992, Commission File No. 1-10244).

     Exhibit 10.2 1984 Employee Stock Ownership Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed March 28, 1990, Commission File No. 1-10244).

     Exhibit 10.3   1989 Employee Stock Ownership Plan
                    (incorporated by reference to Exhibit 10.4 to the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                    1934 on Form 10-K filed March 28, 1990,
                    Commission File No. 1-10244).



     Exhibit 10.4   1987 Stock Option Plan (incorporated by
                    reference to Exhibit 10.5 to the Company's
                    Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).

     Exhibit 10.5 Employment Agreement between Herbert Elish and the Company dated as of July 1, 1990 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report pursuant to
                    Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K, filed April 1, 1991, Commission File No. 1-10244).

     Exhibit 10.6 Employment Agreement between Warren E. Bartel and the Company (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).


     Exhibit 10.7 Employment Agreement between James B. Bruhn and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration
                    Statement on Form S-1 filed May 3, 1989,
                    Commission File No. 33-28515).

     Exhibit 10.8 Employment Agreement between Thomas W. Evans and the Company dated April 21, 1987 (filed herewith).

     Exhibit 10.9   Employment Agreement between Richard K.
                    Riederer and the Company (incorporated by reference to Exhibit 10.12 to the Company's
                    Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).


     Exhibit 10.10 Stock Purchase and Contribution Agreement dated September 27, 1991 among the registrant and U.S. Trust Company of California, N.A., as investment manager (incorporated by reference to Exhibit 10.1 to the Company's Current
                    Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K filed October 9, 1991, Commission File No. 1-10244).

     Exhibit 10.11 Preferred Stock Purchase Agreement dated as of September 30, 1991 between the registrant and Cleveland-Cliffs Inc (incorporated by reference to Exhibit 10.2 to the Company's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K filed October 9, 1991, Commission File No. 1-10244).

     Exhibit 10.12 Registration Rights Agreement dated October 2, 1991 between the registrant and Cleveland-Cliffs Inc (incorporated by reference to Exhibit 10.3 to the Company's Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 8-K filed October 9, 1991, Commission File No. 1-10244).

     Exhibit 10.13 Redacted Pellet Sale and Purchase Agreement dated as of September 30, 1991 between the Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report pursuant to
                    Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q filed August 14, 1992, Commission File No. 1-10244).

     Exhibit 10.14 Deferred Compensation Plan for Directors effective as of January 1, 1991, for all directors who are not officers or other employees of the Company (incorporated by reference to Exhibit 10.19 of the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on form 10-K filed April 1, 1991, Commission File No. 1-10244).


     Exhibit 10.15 Registration Rights Agreement dated September 30, 1991, between the Company and U.S.Trust Company of California, N.A. (incorporated by reference to Exhibit 1 to the Company's Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q filed November 14, 1991, Commission File No. 1-10244).

     Exhibit 10.16 Amendment No. 1 dated September 30, 1992, to the Registration Rights Agreement dated September 30, 1991, among the Company and U.S. Trust Company of California, N.A. (incorporated by reference to Exhibit 10.34 of Amendment 2 to the Company's Registration Statement on Form S-2 filed February 9, 1993, Commission File No. 33-53476).



     Exhibit 10.17 Stock Contribution Agreement dated September 30, 1992, between the Company and U.S. Trust Company of California, N.A., as investment manager (incorporated by reference to Exhibit
                    10.36 of Amendment 2 to the Company's
                    Registration Statement on Form S-2 filed
                    February 9, 1993, Commission File No. 33-
                    53476).


     Exhibit 10.18 Coke Sale Agreement dated January 1, 1993 and signed July 13, 1993 between the Registrant and USX Corporation (incorporated by reference to Exhibit 10.30 to the Company's quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed August 13, 1993, Commission File No. 1-10244).

     Exhibit 10.19 Employment Agreement between Craig T. Costello and the Company dated July 20, 1993
                    (filed herewith).

     Exhibit 10.20 Employment Agreement between William R. Kiefer and the Company dated July 21, 1993 (filed herewith).

     Exhibit 10.21 Employment Agreement between Dennis R. Mangino and the Company dated July 26, 1993 (filed herewith).

     Exhibit 10.22 Employment Agreement between John H. Walker and the Company dated July 21, 1993 (filed herewith).

     Exhibit 10.23  Employment Agreement between Narendra M.
                    Pathipati and the Company dated December 16,
                    1993 (filed herewith).

     Exhibit 10.24 Employment Agreement between Mac S. White and the Company dated July 28, 1993 (filed herewith).

     Exhibit 10.25  Amendment dated August 5, 1993 to the
                    Employment Agreement dated July 1, 1990 between Herbert Elish and the Company (filed herewith).


     Exhibit 10.26 Amendment dated July 19, 1993 to the Employment Agreement dated June 8, 1987 between David M.
                    Gould and the Company (filed herewith).

     Exhibit 10.27 Amendment dated July 21, 1993 to the Employment Agreement dated June 8, 1987 between William C. Brenneisen and the Company (filed herewith).

     Exhibit 10.28 Amendment dated July 19, 1993 to the Employment Agreement dated April 21, 1987 between Thomas
                    W. Evans and the Company (filed herewith).


     Exhibit 13.1 1993 Annual Report to Stockholders of Weirton Steel Corporation (filed herewith). Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.

     Exhibit 22.1   Subsidiaries of the Registrant (filed
                    herewith).


     Exhibit 24.1 Consent of Arthur Andersen & Co., independent public accountants (filed herewith).



     (b) The Registrant filed a report on Form 8-K in reference to Item 5 thereof on November 23, 1993.

     (c) The exhibits as listed under Item 14.(a)(3), are filed herewith or incorporated herein by reference.

     (d) The financial statement schedules listed under Item 14.(a)(2), are filed herewith.




                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1994.

                                   WEIRTON STEEL CORPORATION


                              By   /s/ Herbert Elish
                                   Herbert Elish
                                   Chairman, President and
                                   Chief Executive Officer



                                   /s/ Richard K. Riederer
                                   Richard K. Riederer
                                   Vice President and Chief
                                   Financial Officer (Principal
                                   Financial and Accounting
                                   Officer)

          Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 28th day of March, 1994.



/s/ Herbert Elish                  /s/ F. James Rechin
Herbert Elish                      F. James Rechin
Chairman of the Board              Director



/s/ Richard K. Riederer            /s/Richard F. Schubert
Richard K. Riederer                Richard F. Schubert
Director                           Director



/s/ James B. Bruhn
James B. Bruhn                     Phillip H. Smith
Director                           Director



                                   /s/ Harvey L. Sperry
Robert J. D'Anniballe, Jr.         Harvey L. Sperry
Director                           Director






Mark G. Glyptis                    Thomas R. Sturges
Director                           Director



/s/ Gordon C. Hurlbert             /s/ David I.J. Wang
Gordon C. Hurlbert                 David I.J. Wang
Director                           Director




Phillip A. Karber
Director





Arthur Andersen & Co.
2100 One PPG Place
Pittsburgh, PA  15222

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Weirton Steel Corporation:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weirton Steel Corporation's Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1994. Our audit was made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedules listed in the index in Item 14-2(b) of the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   /s/Arthur Andersen & Co.
                                   ARTHUR ANDERSEN & CO.


Pittsburgh, Pennsylvania
January 24, 1994





WEIRTON STEEL CORPORATION-UNCONSOLIDATED
SEC SCHEDULE III
CONDENSED FINANCIAL STATEMENTS
  OF PARENT COMPANY
UNCONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                 1993        1992       1991
                                -----------------------------

NET SALES(1)                   $1,201,093 $1,078,691 $1,036,335

OPERATING COSTS:
  Cost of Sales(1)              1,105,558  1,010,022  1,019,280
  Discount on Sale of Finance       5,209       -          -
  Receivables to Subsidiary(2)
  Selling, General,                31,535     30,470     29,148
    Administrative
  Depreciation                     49,113     38,617     34,335
  Restructuring Charge             17,340       -          -
                                ---------  ---------  ---------
  Total Operating Costs         1,208,755  1,079,109  1,082,763
                                ---------  ---------  ---------
LOSS FROM OPERATIONS               (7,662)      (418)   (46,428)
OTHER INCOME(EXPENSE):
  Interest Expense                (52,634)   (40,921)   (32,833)
  Interest Income                   2,737      3,073      3,156
  Dividends Received from           2,168       -          -
    Subsidiary(2)
                                ---------  ---------  ---------
  Net Other Income(Expense)       (47,729)   (37,848)   (29,677)
                                ---------  ---------  ---------
LOSS BEFORE ESOP CONTRIBUTION     (55,391)   (38,266)   (76,105)
  ESOP Contribution                 2,610      2,610      2,610
                                ---------  ---------  ---------
LOSS BEFORE INCOME TAXES          (58,001)   (40,876)   (78,715)
  Income Tax Benefit               13,988      4,763      4,000
                                ---------  ---------  ---------
LOSS BEFORE EXTRAORDINARY ITEM    (44,013)   (36,113)   (74,715)
  Extraordinary item-loss on
  early extinguishment of debt      6,549       -          -
                                ---------  ---------  ---------
LOSS BEFORE CUMULATIVE EFFECT     (50,562)   (36,113)   (74,715)
  OF ACCOUNTING CHANGES
  Cumulative effect on prior     (179,803)     4,356       -
  years of accounting changes
                                ---------  ---------  ---------
NET LOSS                        $(230,365)  $(31,757)  $(74,715)
                                =========  =========   ========
(1)  Excludes $575,455 of net
     sales of finance receiva-
     bles to subsidiary that
     are eliminated in consol-
     idation.
(2)  Amounts eliminated in
     consolidation.

NET LOSS                       $ (230,365) $ (31,757) $ (74,715)
Less: Preferred stock dividend      3,125      3,125       -
       requirement              ---------  ---------  ---------
NET LOSS APPLICABLE TO COMMON  $ (233,490) $ (34,882) $ (74,715)
  SHARES                        =========  =========  =========
PER SHARE DATA:
  Weighted average number of       26,473     24,914     21,406
  common shares & equivalents
 Loss per common share before      $(1.78)    $(1.57)    $(3.49)
  extraordinary item
  Extraordinary item                (0.25)       -         -
                                ---------  ---------  ---------
  Loss per common share before      (2.03)     (1.57)     (3.49)
  cumulative effect on prior
  years of accounting changes
  Cumulative effect of              (6.79)      0.17       -
    accounting changes          ---------  ---------  ---------
NET LOSS PER COMMON SHARE       $   (8.82) $   (1.40)   $ (3.49)
                                  ========   ========   ========




WEIRTON STEEL CORPORATION-UNCONSOLIDATED
SEC SCHEDULE III
CONDENSED FINANCIAL STATEMENTS
  OF PARENT COMPANY
UNCONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share amount)

                                   1993         1992
                                  -------      -------
ASSETS:
Current Assets:
Cash, and equivalents,           $  76,805  $   61,195
  includes restricted cash of
  $602 and $491, respectively
Receivables, less allowances        22,286     123,894
  $5,719 and $5,545,
  respectively(3)
Inventories:
  Raw materials                     74,766      78,017
  Work-in-process                   74,109      74,950
  Finished goods                    93,784      91,599
Deferred income taxes               25,732        -
Other current assets                 4,142       8,182
                                  ---------  ---------
  Total current assets             371,624     437,837
Property, plant, and               523,728     559,074
  equipment, net
Investment in Weirton              116,913        -
  Receivables, Inc.
Intangible assets                   91,289        -
Deferred income taxes              117,990        -
Other assets and deferred           18,050       8,535
  charges                         ---------  ---------
  Total Assets                  $1,239,594  $1,005,446
                                 =========  ==========
LIABILITIES, REDEEMABLE STOCK
  AND STOCKHOLDERS' EQUITY:
Liabilities:
Current liabilities:
Current maturities of debt      $     -     $   11,964
  obligations
Payables                           109,937      88,139
Employment costs                    66,519      41,102
Pension liability                   20,394      28,698
Other                               31,189      27,163
                                   --------   --------
  Total current liabilities        228,038     200,134
Long term debt obligations         495,252     491,277
Long term pension obligation       142,894      32,231
Postretirement benefits other      308,985        -
  than pensions
Other long term liabilities         30,188      16,334
                                  ---------  ---------
  Total Liabilities              1,205,358     739,976

(3) Includes $5,367 of receiv-
    ables from subsidiary that
    are eliminated in consoli-
    dation.

Redeemable Stock                    36,721      34,202

Stockholders' Equity:
Common stock, $.01 par value;          267         264
  30,000,000 shares authorized;
  26,719,752, and 26,419,705
  shares issued
Additional paid-in capital         335,776     334,834
Retained earnings                 (337,656)   (104,168)
Other stockholders' equity            (872)        338
                                  ---------  ---------
  Total Stockholders' Equity        (2,485)    231,268
          (Deficit)               ---------  ---------
Total Liabilities, Redeemable    $1,239,594 $1,005,446
  Stock and Stockholders' Equity  =========  =========






WEIRTON STEEL CORPORATION-UNCONSOLIDATED
SEC SCHEDULE III
CONDENSED FINANCIAL STATEMENTS
  OF PARENT COMPANY
UNCONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                     1993      1992      1991
                                   -------   -------   -------
NET CASH PROVIDED BY               $173,881  $ 13,322  $  3,116
  OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Expenditures for property,        (13,324)  (44,610) (113,881)
     plant and equipment
  Investment in Weirton            (116,913)     -         -
    Receivables, Inc.              ---------  ---------  --------
Net cash used by investing         (130,237)  (44,610) (113,881)
  activities

CASH FLOWS FROM FINANCING
    ACTIVITIES:

  Repayments of debt obligations   (148,114)   (2,171)   (2,715)
  Proceeds from issuance of debt    140,000      -      109,000
    obligations
  Debt issance fees                 (13,230)     -         -
  Proceeds from issuance of            -        8,250    15,000
     common stock
  Proceeds from issuance of            -         -       25,000
     preferred stock
  Other                              (6,690)    2,241    (7,529)
                                    ---------  -------- --------
Net cash (used) provided by         (28,034)    8,320   138,576
   financing activities

NET CHANGE IN CASH AND EQUIVALENTS   15,610   (22,968)   27,991
CASH AND EQUIVALENTS AT BEGINNING    61,195    84,163    56,172
   OF PERIOD                         -------   -------   -------
CASH AND EQUIVALENTS AT END OF      $76,805   $61,195   $84,163
   PERIOD                            =======   =======   =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of interest      47,311   40,937    31,068
    capitalized
  Income taxes paid (refunded)         1,779   11,009      -
  Dividends received from Weirton      2,166     -         -
    Receivables, Inc.

SEC SCHEDULE V
WEIRTON STEEL CORPORATION and SUBSIDIARY
PROPERTY, PLANT, AND EQUIPMENT
For each of the three years ended December 31, 1993
(Dollars in thousands)

Description     Balance     Additions  Retirements  Balance
                at beg. of             Writeoffs    at end
                period                              of period
- -----------     ----------  ---------  -----------  ---------
1993
Land            $    810    $     0    $       0    $    810
Buildings          7,918          0            0       7,918
Machinery,       649,679     36,442         (258)    685,863
Equipment,Other
Construction in   84,982    (22,033)        (558)     62,391
  Progress       -------    --------      -------    -------
    Total       $743,389    $14,409        $(816)   $756,982
                 =======     ======       =======    =======

1992
Land                 808          3            1         810
Buildings          7,712        206            0       7,918
Machinery,       555,470     94,233           24     649,679
Equipment,Other
Construction in  134,788    (49,806)           0      84,982
  Progress       -------    --------       ------    -------
    Total       $698,778    $44,636          $25    $743,389
                 =======     ======        ======    =======

1991
Land                 815          1            8         808
Buildings          6,533      1,179            0       7,712
Machinery,       432,555    123,360          445     555,470
Equipment,Other
Construction in  145,164    (10,376)           0     134,788
  Progress       -------    --------        ------   -------
    Total       $585,067   $114,164         $453    $698,778
                 =======    =======         ======   =======



SEC SCHEDULE VI
WEIRTON STEEL CORPORATION and SUBSIDIARY
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
PROPERTY, PLANT, AND EQUIPMENT
For each of the three years ended December 31, 1993
(Dollars in thousands)

Description     Balance     Additions  Retirements  Balance
                at beg. of   charged                at end
                period      to expense              of period
- -----------     ----------  ---------  -----------  ---------
1993
Buildings       $  2,844    $   359      $     0    $  3,203
Machinery,       181,471     48,754          174     230,051
Equipment,Other  -------     -------     --------    -------
    Total       $184,315    $49,113      $   174    $233,254
                 =======     ======       =======    =======

1992
Buildings          2,485        359            0       2,844
Machinery,       147,571     33,917           17     181,471
Equipment,Other  -------     ------        ------    -------
    Total       $150,056    $34,276 (1)      $17    $184,315
                 =======     ======        ======    =======

1991
Buildings          2,075        410            0       2,485
Machinery,       113,815     33,925          171     147,571
Equipment,Other  -------    -------         ------   -------
    Total       $115,890    $34,335         $171    $150,056
                 =======    =======         ======   =======


(1) Net of cumulative effect of accounting change which decreased depreciation expense attributable to prior years by $4.4 million.

SEC SCHEDULE VIII
WEIRTON STEEL CORPORATION and SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31, 1993
(Dollars in thousands)

Description     Balance                Deductions   Balance
                at beg. of   Charged     from       at end
                period      to expense   Reserves   of period
- -----------     ----------  ---------  -----------  ---------
1993
                  $5,545      $16,346     $16,172     $5,719
Allowance for
Doubtful accnts,
Discounts,Claims
and Allowances

Valuation allow-
ance for deferred
tax assets          -          50,768        -        50,768



1992
Allowance for     $8,339      $19,935     $22,729     $5,545
Doubtful accnts,
Discounts,Claims
and Allowances

1991
Allowance for     $5,119      $27,478     $24,258     $8,339
Doubtful accnts,
Discounts,Claims
and Allowances




SEC SCHEDULE IX
WEIRTON STEEL CORPORATION and SUBSIDIARY
SHORT-TERM BORROWINGS
For each of the Three Years Ended December 31, 1993
                               1993         1992        1991
                         Payable to    Payable to    Payable to
                             Banks        Banks       Banks
                         ----------------------------------------
Balance at end of           (b) -            -         (b)  -
  period

Weighted Average                -            -              -
  interest rate

Maximum amount                  -         $109,000          -
  outstanding
  during period

Average amount
  outstanding
  during period(a)              -         $ 42,000          -

Weighted average                -            4.10%          -
  interest rate
  during period(a)


(a) Average borrowings are based on month-end balances. The average interest rate is based on month-end balances and the month-end interest rates.


(b)  There were no short-term borrowings during 1991 or 1993.



SEC SCHEDULE X
WEIRTON STEEL CORPORATION and SUBSIDIARY
REPAIR AND MAINTENANCE CHARGED TO EXPENSE
For each of the three years ended December 31, 1993
(Dollars in thousands)

                             1993        1992        1991
                           --------   ---------    --------

Maintenance and            $177,217   $160,190     $143,336
Repairs charged to
  expense






