Form 10-K/A
period 1993-12-31
WEIRTON STEEL CORP
filed 1994-04-29
CIK 849979

FORM 10-K/A
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549


[X]  Amended ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993


Commission File Number 1-10244


WEIRTON STEEL CORPORATION
- - - -------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                  06-1075442
- - - --------                                  ----------
(State or other jurisdiction              (IRS employer identification #)
of incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia           26062
- - - ----------------------------------------------            -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:
(304)-797-2000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class    Name of each exchange on which registered
- - - -------------------    -----------------------------------------
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





WEIRTON STEEL CORPORATION
AMENDED FORM 10-K FOR YEAR ENDED 12/31/93

PART III.

Item 10.  Directors and Executive Officers of the Registrant

            Item 10 is hereby amended to add the following captions and related text.

            As provided by applicable law, the business and affairs of the Company are managed by or under the direction of its Board of Directors. The Board of Directors represents the interests of the stockholders as a whole and has responsibility for the overall performance of the Company.

            The Company's Restated Certificate of Incorporation provides for a Board of Directors of 13 members divided into three classes, designated as Class I, Class II and Class III, respectively. Each class serves a three-year term, and the terms are staggered so that the term of one class expires at each year's annual meeting of stockholders. At each annual meeting of stockholders, a different class of directors is elected. The terms of office of the Current Class I, Class II and Class III Directors are set to expire at the annual meetings of stockholders in the years 1994, 1995, and 1996, respectively.

            The Restated Certificate of Incorporation also provides for certain qualifications among the Company's 13 directors. Specifically, at least three members of the Board of Directors (the "Union Directors") must be designated by the Company's primary recognized collective bargaining agent (the "Union"), currently the Independent Steelworkers Union ("ISU"), provided the Union meets certain requirements. One of the Union Directors must be the president of the Union and the other two are designated by certification of the executive committee of the Union. The Restated Certificate of Incorporation further provides that three members of the Board of Directors must consist of the Chief Executive Officer of the Company and two of the Company's employees designated by the Chief Executive Officer (the "Management Directors"). The remaining seven directors (the "Independent Directors") must not be, nor ever have been, employees of the Company or its predecessor.

            The Company has called a special meeting of stockholders for May 26, 1994 to approve proposed amendments to its Restated Certificate of Incorporation and By-laws which would, among other things, increase the size of the Board of Directors to 14, create a new category of ESOP Director, provide for the nomination of a candidate for that position through the ESOPs, and change the qualification requirements to serve as an Independent Director.

            The following table sets forth the name, age (as of April 1, 1994) and principal occupation for at least the last five years of each director of the Company.


Class I Directors
(Terms expiring in 1994)

Richard K. Riederer (1)                               Director in 1993
                                                      Age 50

            Richard K. Riederer has been Vice President and Chief Financial Officer of the Company since January 1989. From March 1986 to December 1988, he served as Vice President and Treasurer of Harnischfeger Industries, Inc., a producer of manufacturing equipment. Mr. Riederer was elected to the Board as a Director in October 1993. Mr. Riederer is also a director of Portico Funds Inc.




Phillip H. Smith (3)                                  Director since 1983
                                                      Age 67

           Phillip H. Smith has been a director of the Company since 1983. Mr. Smith is currently engaged in consulting engineering business and governmental advisory activities. He is a former
Chief Executive Officer of Copperweld Corporation, a diversified manufacturer of alloy steel, tubing, and bimetallic products. He is a director of Information Display Technologies, Inc., and Mitech Laboratories, Inc. He was formerly employed by both Inland Steel Corporation and LaSalle Steel Company.


Harvey L. Sperry (3)                                  Director since 1983
                                                      Age 63

            Harvey L. Sperry has been a director of the Company since 1983. Mr. Sperry is a partner in the law firm of Willkie Farr &
Gallagher.  He is a director of Kerr Group, Inc. and Hampshire
Group, Limited.


Thomas R. Sturges (3)                                 Director since 1986
                                                      Age 49

            Thomas R. Sturges has been a director of the Company since 1986. Mr. Sturges is Executive Vice President of the Harding Group, Inc., a private investment and management firm. he was Special Associate Director in the Corporate Finance Department of Bear, Stearns & Co. inc. from 1986 to February 1990.




Class II Directors
(Terms expiring in 1995)

Gordon C. Hurlbert (3)                                Director since 1983
                                                      Age 69

            Gordon C. Hurlbert has been a director of the Company since 1983. Mr. Hurlbert is President and Chief Executive Officer of GCH Management Services, a business consulting firm. He is Chairman of the Board of Directors of CSC Industries, Inc. He is a director of Carolina Power & Light Co., Midwest Resources Inc., Urenco, Inc., and Kerr Group, Inc.




F. James Rechin (3)
                                                Director since 1983
                                                      Age 70

            F. James Rechin has been a director of the Company since 1983. Mr. Rechin is President and Chief Executive Officer of Searchlight Corporation, a consulting firm. He is a former Executive Vice President and a controlling stockholder of Brittany Corporation, a manufacturing and holding company. He was also formerly Group Vice President of TRW, Inc., a manufacturer of jet engine parts.



Richard F. Schubert (3)                               Director since 1983
                                                      Age 57

            Richard F. Schubert has been a director of the Company since 1983. He is President and Chief Executive Officer of The Points of Light Foundation. He is the Chairman of Biorelease, Inc., a biotechnology firm, and the immediate past President of American Red Cross. He is a director of National Allowance of Business and Management Training Corp. and a former Vice-Chairman, President and a director of Bethlehem Steel Corporation. He is past Chairman of AISI Committee on International Trade and was formerly Under Secretary of Labor.


David I.J. Wang (3)                                   Director since 1992
                                                      Age 61

            David I.J. Wang has been a director since 1992. Mr. Wang was Executive Vice president--Timber Distribution & Specialty Business from 1987 until his retirement in 1991 and was a member of the International Paper Co. Board of Directors. He is a Director of UGI Corp., Joy Technologies, Inc. and of several privately held companies. He also serves on Advisory Boards of Georgia Institute of Technology, the University of Texas and Hampton University.


Class III Directors
(Terms expiring in 1996)

James B. Bruhn (1)                                    Director since 1990
                                                      Age 53

            James B. Bruhn has been the Company's Vice President -- Tin Mill Products Business since November 1992. From July 1987 through November 1992, he served as Vice President--Sales and Marketing--Tin Mill Products. He has been a director of the Company since May 1990.





Robert J. D'Anniballe, Jr. (2)                        Director since 1990
                                                      Age 37

            Robert J. D'Anniballe, Jr. has been a director of the Company since 1990. He has been a partner in the law firm of Alpert, D'Anniballe & Visnic since 1983 and General Counsel to the ISU since 1985.


Herbert Elish (1)                                     Director since 1983
                                                      Age 60

            Herbert Elish has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since July 1987. He has been a director of the Company since 1983. Mr. Elish also serves as a director of Hampshire Group, Limited.


Mark G. Glyptis (2)                                   Director since 1991
                                                      Age 42

            Mark G. Glyptis has been a director of the Company since 1991. He has been President of the ISU since August 1991 and was employed by the Company in its Operations Services Department prior to August 1991.





Phillip A. Karber (2)                                 Director since 1992
                                                      Age 47

            Phillip A. Karber has been a director of the Company since 1992. He is currently Corporate Vice-President and Director of the Center for Technology and Public Policy of BDM
International, Inc. He also serves on advisory boards at Texas A&M and for the Center for Strategic and International Studies.



(1)  Management Director
(2)  Union Director
(3)  Independent Director


Board of Directors and Committees

            The Company's Board of Directors held seventeen meetings during 1993. In addition, under the Company's By-Laws, the Board of Directors has established several committees.

            The Board's Audit Committee is currently composed of Messrs. Karber (Chairman), Wang, Sturges, Glyptis, D'Anniballe, and Elish (ex officio). The Audit Committee reviews, at least annually, the services performed and to be performed by the Company's independent accountants and the fees charged for their services, and, in connection therewith, considers the effect of those services on the independence of such accountants. The Audit Committee discusses with the Company's independent accountants and management the Company's accounting policies and reporting practices followed, including the impact of alternative accounting policies. The Audit Committee also reviews with the Company's internal audit department the scope and results of internal auditing procedures and the adequacy of accounting and financial systems and internal controls. The Audit Committee may authorize the Company's independent accountants to perform special investigations or supplemental reviews as deemed desirable. The Audit Committee held three meetings during 1993.

            The Board's Compensation Committee is currently composed of Messrs. Rechin (Chairman), Hurlbert, Sperry, and Elish (ex officio). It is the policy of the Company that members of the committee be "independent persons." An employee of the Company does not qualify as a "independent person." (Mr. Elish, although an employee, is required by the Company's By-Laws to be a member.)
The function of the Compensation Committee is to establish and review policies and programs provided by the Company to its officers and certain salaried employees. The Compensation
Committee also recommends to the Board of Directors compensation policies and programs covering members of the Board and its various committees, including the Compensation Committee. A report of the Compensation Committee concerning its policies and their application is set forth in this Report under Item 11, "Executive Compensation". The Compensation Committee held five meetings in 1993.

            The Company's By-Laws provide for a Nominating Committee of the Board of Directors which is charged with identifying, screening and recommending to the Board candidates to be nominated as Independent Directors. The Nominating Committee comprises four members: the President of the Union, the Company's chief executive officer, or a director appointed by the chief executive officer, and two Independent Directors designated by resolution of the entire Board. Messrs. Herbert Elish, Mark G. Glyptis, Richard F. Schubert, and Phillip H. Smith are the members of the Nominating Committee. Suggestions for nominees for Independent Directors may be made, not less than sixty (60) days prior to the Annual or Special Meeting at which an election for directors is to occur, by any stockholder in writing addressed to the Nominating Committee, in care of the Secretary of the Company.

            All directors who served during 1993 attended at least 75% of the aggregate of the regular and special Board of Directors meetings and meetings of Board Committees occurring while they served in 1993.

            Directors who are not officers or employees of the Company receive an annual retainer of $15,000, payable monthly, and a meeting fee of $800 for each meeting of the Board of Directors attended, together with a meeting fee of $700 for each meeting of a committee of the Board of Directors attended. The Company also reimburses ordinary and necessary out-of-pocket expenses incurred by any director in connection with his services.


Deferred Compensation Plan for Directors

            The Board of Directors adopted the Deferred Compensation Plan for Directors effective as of January 1, 1991. All directors who are not officers or other employees of the Company are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan, subject to the limitations of the Plan, permits participants upon proper election in advance to defer part or all of their directors' fees for a specified year. Amounts representing Deferred Fees credited to the accounts of participants are applied following each deferral year to the purchase of shares of the Company's Common Stock on the same basis as the 1989
Employee Stock Purchase Plan. The shares are held in trust until distributed to the respective participants in accordance with their election.







Item 11.  Executive Compensation

            Item 11 is hereby amended to add the following captions and related text.


            The following table sets forth information for each of the Company's last three fiscal years, summarizing the compensation paid to (i) the Company's Chief Executive Officer (ii) each of the Company's next four most highly compensated executive officers who were serving as such at the end of the Company's last completed fiscal year, and (iii) certain additional individuals for whom disclosure would have been printed but for the fact that such individuals were not serving as executive officers at the end of the last completed fiscal year.

                          SUMMARY COMPENSATION TABLE
                              Annual Compensation
          (a)         (b)     (c)      (d)      (e)                (i)
Name & Principal Pos  Year  Salary   Bonus(1)  Other Annual      All Other
                                               Comp.(2)(3)       Comp.(4)
Herbert Elish         1993  $350,004              $205,236         $214,794
President & Chief     1992   350,000               146,923          198,500
Executive Officer     1991   350,000               143,058          188,607

Richard K. Riederer   1993  $191,256                               $    829
Vice President and    1992   150,000  $50,000                           510
Chief Financial Off.  1991   150,000                                    353

James B. Bruhn        1993  $178,338                               $    773
Vice President        1992   162,000                                    412
Tin Mill Products     1991   162,000                                    385
Business

Warren E. Bartel*     1993  $153,340                               $    664
Executive Vice        1992   175,000                                    442
President             1991   175,000                                    413

William C.Brenneisen  1993  $143,001                               $    620
Vice President        1992   122,004                                    311
Human Resources       1991   122,004                                    287

Dennis R. Mangino     1993  $140,010                               $    607
Vice President        1992   130,020                                    330
Product Quality and   1991   130,020                                    308
  Weirtec

      *    Mr. Bartel resigned effective October 31, 1993.

      (1) Mr. Riederer received two bonuses of $25,000 each in 1992 for services rendered in the years 1991 and 1992.

      (2) In accordance with the rules of the Securities and Exchange Commission, aggregate amounts of Other Annual Compensation that are less than 10% of each of the respective named executives combined salary and bonuses, have been omitted.

      (3) The terms of Mr. Elish's current and prior employment agreements provide for certain annuity payments. The Company has purchased annuity contracts, which vest over time, to provide for these payments. As these contracts vest, Mr. Elish incurs reportable taxable income, without receiving a corresponding cash payment, equal to the replacement value of the vested contract (included in column i). Mr. Elish is also entitled to receive payments equal to his incremental income tax liability as a result of the vesting of the annuities. In 1993, 1992, and 1991, Mr. Elish received $168,926, $110,823, and $107,036, respectively, related to such tax liabilities.

      (4) Includes replacement value of annuity contracts which vested pursuant to the terms of Mr. Elish's employment agreement in the amounts of $213,772, $197,919, and $188,082 for the years 1993, 1992, and 1991, respectively. Other amounts reported represent contributions on behalf of the named executive officers pursuant to the terms of the 1989 Employee Stock Ownership Plan.

[TEXT]


            The Company has made no award or payouts of long-term compensation nor paid any other forms of compensation not covered by the above table and required to be reported. As such, those portions of the prescribed table have been omitted.


Stock Option Plan

            The Company has adopted a Stock Option Plan (the "1987 Stock Option Plan") pursuant to the terms of which a committee designated by the Board of Directors may grant stock options to employees. Options for a total of 240,000 shares are outstanding under the 1987 Stock Option Plan. No such options were awarded in the year 1993, nor were any options exercised. All such options have an exercise price of $8.33 per share and are exercisable.

            Aggregated Options Exercised in Last Fiscal Year
                      and Fiscal Year-End Option Values

(a)            (b)          (c)              (d)            (e)
                                            Number of      Value of Shares
                                            Unexercised    Unexercised
                                            Options at     In-the-money
                                            Fiscal Year-   Options at
                                            End (#)        Fiscal Year-
                                                           End ($)
- - - --------------------------------------------------------------------------

Name         Shares         Value           Exercisable/    Exercisable/
             Acquired on    Realized       Unexercisable   Unexercisable
             Exercise (#)
- - - -------------------------------------------------------------------------
H. Elish        -             -            150,000/-0-           -
W.E. Bartel*    -             -             60,000/-0-           -
R.K. Riederer   -             -             30,000/-0-           -

* Mr. Bartel resigned effective October 31, 1993; options remain exercisable until October 31, 1994.

[TEXT]


Employment Agreements with Certain Executives


            Herbert Elish entered into an employment agreement with the Company on July 1, 1990, amended August 5, 1993, (the "Employment Agreement"), replacing a 1987 agreement (the "Prior Agreement") which had provided for a five year term. The Employment Agreement is for an indefinite term and can be terminated by either party. The Employment Agreement provides for termination by the Company for disability, for "just cause" (as defined) and, upon two years' prior notice, without cause. The employee may terminate employment upon 90 days prior notice without further Company obligation or upon notice given within 180 days after the election to the Board of Directors of a person not nominated by the Board (except for Union Directors). In the event of such latter termination, Mr. Elish would be entitled to receive a cash amount equal to twice his base salary, payable in a single lump sum within 30 days after such termination, vesting of the deferred annuities described below, and delivery of certain supplemental life insurance policies containing a waiver of premium in event of employee's disability and to be continued in force for employee's life following termination.

            The Employment Agreement provides for a base salary of $350,000 per year, plus incentive compensation equal to two-tenths of 1% of the Company's annual net income (as defined) in excess of $10 million, which formula is unchanged from the Prior Agreement. Mr. Elish received no incentive compensation for 1993 services.
The Employment Agreement also provides for supplemental life insurance benefits, supplemental retirement benefits in the form of annuities (as hereinafter described), and for the immediate vesting of annuities with respect to supplemental retirement benefits under the Prior Agreement. The Prior Agreement provided, and the Employment Agreement provides, for cash payments to Mr. Elish for certain income tax liabilities incurred upon the vesting of the annuities.

            Pursuant to provisions which provide for supplemental retirement benefits under the Employment Agreement, the Company purchased five additional annuity contracts, which provide for certain cash annuity payments, payable to Mr. Elish commencing at age 62, for life, or if Mr. Elish does not survive for 20 years, payable to his designated beneficiary for the remainder of such 20 year period, and thereafter to his surviving spouse, if any, for her life. The Employment Agreement provides that the annuities vest at the rate of one annuity contract on each of July 1, beginning 1991 through 1995. All of the annuity contracts vest in the event that Mr. Elish's employment is terminated, except for a termination by the Company for just cause or by Mr. Elish other than following the above described change in membership of the Board of Directors, in which case those annuity contracts which have not vested are forfeited. However, in the event a termination occurs for just cause or by Mr. Elish other than following a Board of Directors membership change after July 1, 1991, but prior to July 2, 1995, forfeiture restrictions on the annuities lapse ratably on the basis of 20% of their payable amount per year.

            Richard K. Riederer, Vice-President and Chief Financial Officer and a Director, has an employment agreement with the
Company providing a base salary of $205,000.   Mr. Riederer
received no bonus in 1993 and received pursuant to his employment agreement, a bonus of $25,000 for services rendered in 1992 and 1991. The agreement provides for bonuses in subsequent years in amounts to be agreed upon. The agreement also provides for supplemental disability income and supplemental life insurance.
The agreement may be terminated by the Company or by the employee. However, if the Company terminates the agreement without cause, Mr. Riederer will receive his base salary for 18 months, to be paid as follows: 12 months base salary in one lump sum within 10 days following date of termination and 6 months base salary to be paid in 6 installments beginning in the 13th month following termination. He is also entitled to medical, dental and insurance benefits for a period of 24 months following such termination.


            Messrs. Bruhn, Brenneisen, and Mangino have agreements with the Company which require the Company to pay 18 months compensation if such agreements are terminated by the Company without cause as follows: 12 months in one lump sum payable within 10 days following termination and 6 months base salary in six monthly installments beginning in the 13th month following
termination.   Mr. Bruhn is also to be credited for 10 years of
service for pension purposes after five years of service and 20 years after 10 years of service.

            Mr. Bartel resigned as Executive Vice President-
Operations and as a director of the Company effective October , 1993. Prior to that time, he had an employment agreement with the Company, which agreement terminated with such resignation.


                               PENSION PLAN

            The Company maintains the Weirton Steel Corporation Retirement Plan ("Retirement Plan"), a noncontributory defined benefit pension plan which covers all employees who have completed one year of service and attained age 21. The Retirement Plan meets the funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Full vesting is obtained after five years of pension service. The calculation of retirement benefits for salaried employees is generally based upon length of service and average annual pension compensation (as defined in the Retirement
Plan) for the highest five years of the 15 years preceding retirement. Average annual pension compensation generally consists of earnings (base salary or hourly wages and bonuses or profit sharing payments), reduced by cost-of-living increases granted prior to January 1, 1984, then increased by the greater of (i) 50% of such cost-of-living increases, or (ii) amounts paid under the Company's profit sharing plan. Prior to January 1, 1990, a different method of calculation of average annual pension compensation was employed for substantially all employees of the Company which generally resulted in a higher average annual pension compensation figure than the present method of calculation. Participants in the Retirement Plan who were disadvantaged by the change in calculation method are entitled to have their benefit amount calculated by using a transition benefit formula which generally results in greater average annual pension compensation. Annual pension compensation for the purposes of the Retirement Plan benefit amount calculations for 1993 for the named executives was $235,840 for Mr. Elish, $203,557 for Mr. Riederer, $197,425 for Mr.
Bruhn, $135,111 for Mr. Mangino, and $144,829 for Mr. Brenneisen.

            In certain circumstances, pension benefits are subject to integration with social security benefits. As of December 31, 1993, Messrs. Elish, Riederer, Bruhn, Mangino, and Brenneisen had credited service in the Retirement Plan of 6.4, 4.9, 6.5, 4.2, and
8.3 years, respectively.

            The following table shows the estimated annual retirement benefit payable beginning at normal retirement age, under the Retirement Plan as in effect on January 1, 1994, on a straight life annuity basis to salaried employees in the earnings and years of service classifications indicated. For the year 1994, benefits paid under the Plan cannot exceed the amount of $118,800 per annum.

                                    PENSION PLAN TABLE
                                     Years of Service
Renumeration(1)          15       20       25       30       35
$125,000              23,582   33,812   44,041   54,271   64,501
 150,000              29,489   41,687   53,885   66,084   78,282
 175,000              35,395   49,562   63,729   77,896   92,063
 200,000              41,301   57,437   73,573   89,709  105,844
 225,000              47,207   65,312   83,416  101,521  118,800
 250,000              53,114   73,187   93,260  113,334  118,800
 300,000              64,926   88,937  112,948  118,800  118,800
 400,000              88,551  118,800  118,800  118,800  118,800
 450,000             100,364  118,800  118,800  118,800  118,800
 500,000             112,176  118,800  118,800  118,800  118,800

[TEXT]


            The highest benefit level is based on the maximum pensionable earnings allowable (indexed for the cost-of-living) under the Internal Revenue Code as applied to service after June 30, 1989. Pensionable earnings are defined in the Retirement Plan as described above. Benefits accrued prior to July 1, 1989 are preserved; however, none of the persons named in the Summary Compensation Table had accrued a benefit amounts as of such transition date exceeding the above retirement benefits. The benefits payable from a qualified defined benefit plan are also subject to Section 415 of the Internal Revenue Code which limits the maximum annual retirement benefit payable at age 65 with actuarial reduction for earlier commencement. This limitation is indexed each year for inflation. In 1994, the maximum annual retirement benefit is $118,800.



Report of Compensation Committee

            The Compensation Committee of the Board of Directors regularly reviews the Company's executive compensation program to assure that it is both competitive and sensitive to individual and Company performance. The Company has retained an executive compensation consulting firm, which is available to the Compensation Committee, to assist the Committee in establishing a compensation program that is consistent with these objectives and reflective of the Company's financial performance.

            It has been the Company's practice to provide a compensation program that is competitive. With respect to Mr.
Elish and the other named executives, this practice is accomplished as follows:

      *Annual base salaries of the named executives are reviewed by the Compensation Committee periodically, taking into account the following factors:
            --Base salary levels of other executives with similar
              responsibilities in companies of similar size, business and complexity.
            --Each executive's experience in his position at the
                 Company and his performance over a sustained period of time.

      The compensation consulting firm has advised the Compensation Committee that the base salaries of the named executives are in the lower range of competitive base salaries for 1993.

      *It is the Company's policy to review base salaries periodically to consider changes in the competitive marketplace, assumption of additional responsibilities and individual contributions. Such reviews usually result in salary increases. Mr. Elish's base salary was last increased in 1990. The salaries of each of the other named executives were increased during 1993.


      *Mr.Elish, under the terms of his employment agreement, receives incentive compensation equal to 2/10 of 1% of the Company's annual net income (as defined) in excess of $10 million.


      *The Company adopted the 1987 Stock Option Plan which provides for granting options to purchase Common Stock at a price equal to the market price of the Company's common stock on the date of grant. Messrs. Elish, Bartel and Riederer were granted options upon their commencement of employment with the company in 1987, 1988 and 1989, respectively. No other options have been granted under the initial plan.


      *The Company also maintains certain benefit programs in which the named executives, as well as other salaried employees, participate. These plans are detailed elsewhere in this Item. Mr. Elish's participation in these plans is comparable to that of other executives at his level in corporations of similar size.

                        Compensation Committee
                        F. James Rechin, Chairman
                        Gordon C. Hurlbert
                        Harvey L. Sperry
                        Herbert Elish, ex officio


Compensation Committee Interlocks and Insider Participation

            During 1993, Mr. Elish served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and is required by the Company's By-Laws to be an ex officio member of the Compensation Committee. The Company retained the law firm of which Mr. Sperry is a member to perform services for the Company during 1993.



                        COMMON STOCK PERFORMANCE

            The following chart compares, for each of the quarters indicated, the percentage change in the Company's cumulative total return on its Common Stock with the cumulative total return of (a) the New York Stock Exchange Index, a broad equity market index, and
(b) an index consisting of the following steel companies: Armco, Inc., Bethlehem Steel Corporation, Inland Steel Industries, Inc., and Wheeling-Pittsburgh Corporation. LTV Corporation was included in the Company's peer group index in 1992, however, in 1993 LTV Corporation was recapitalized following its emergence from bankruptcy and as such, its performance data is no longer comparable.

Quarter          Weirton            Peer Group       NYSE Index
- - - -------          -------            ----------       ----------
6/30/89           100.00              100.00           100.00
9/29/89            97.52               92.68            99.59
12/29/89           96.12               96.89           109.64
3/30/90            70.64               87.41           107.40
6/29/90            65.92               72.77           113.90
9/28/90            50.29               55.70            98.75
12/31/90           49.64               59.93           107.14
3/28/91            41.37               54.90           121.69
6/28/91            40.45               60.67           120.81
9/30/91            29.42               60.24           129.39
12/31/91           25.74               57.67           138.69
3/31/92            39.53               60.48           133.73
6/30/92            44.13               66.94           136.25
9/30/92            31.26               51.56           139.04
12/31/92           27.58               65.21           145.65
3/31/93            48.74               69.34           152.79
6/30/93            64.35               77.58           154.46
9/30/93            55.16               66.83           160.90
12/31/93           46.89               82.38           165.88
3/31/94            67.11               75.90           159.17

[TEXT]



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

            Item 12 is hereby amended to read in its entirety as follows:

            The following table sets forth, as of March 31, 1994, the only persons (including any group of persons) who, to the knowledge of the Company, may be deemed to be the beneficial owner of more than 5% of the Company's Common or Convertible Preferred Stock as of that date. A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has the power to vote or direct the voting or who has investment power over the security, which includes the power to dispose of or direct the disposition of the security.

                                                   Common Stock
Name and address of beneficial owner     Amount  Percent of class
United National Bank North             12,826,723(1)      48.0%
as Trustee under the 1984
ESOP
1501 Market Street
Wheeling, WV 26003

Wellington Management Co.                1,399,100(3)       5.3%
75 State Street
Boston, MA  02109

U.S. Trust Company of                    5,870,968(4)      21.9%
California, N.A.
Suite 2700
555 S. Flower Street
Los Angeles, CA   90071


                                           Convertible Preferred
Name and address of beneficial owner     Amount  Percent of class

United National Bank North               1,774,164(2)       98.6%
as Trustee under the 1989 ESOP
1501 Market Street
Wheeling, WV  26003

(1) All shares have been allocated to the accounts of participants in the 1984 ESOP consisting of approximately 9,622 employees and former employees of the Company. Participants generally have full voting and limited dispository power over securities allocated to their accounts.

(2) Includes 801,063 shares allocated to the accounts of participants in the 1989 ESOP consisting of approximately 8,361 employees and former employees of the Company. Participants generally have full voting and limited dispository power over securities allocated to their accounts.

(3) The Company has received a copy of a Schedule 13-G filed with the Securities and Exchange Commission by Wellington Management Co. indicating that, at December 31, 1993, Wellington Management Co. had shared investment discretion over 1,399,100 shares of Common Stock.

(4) According to Schedule 13-G filed by U.S. Trust Company of California, N.A., at December 31, 1993, it held sole voting and investment discretion over the reported shares, which are held in a separate account in trust under the Company's qualified defined benefit pension plan.

[TEXT]


      The following table sets forth, as of March 31, 1994, the total number of shares of Common Stock owned beneficially by each director, including those shares of Common Stock, if any, allocated under the 1984 ESOP, and the percentage of outstanding Common Stock represented thereby. The table also sets forth the number of shares of Convertible Preferred Stock, if any, allocated under the 1989 ESOP through the latest allocation date (December 31, 1993), and the percentage of outstanding convertible Preferred Stock represented thereby. Unless otherwise indicated, and except for shares allocated to the accounts of employees and directors under the terms of the 1984 ESOP and 1989 ESOP, each beneficial owner has full voting and investment power over the shares shown in the table.


                                                 Convertible
                  Common Stock                  Preferred Stock
                      Amount   % of Class     Amount   % of Class
                                   (1)                    (1)
James B. Bruhn         3,852        *          480         *
Robert D'Anniballe,     -           -           -          -
  Jr.
Herbert Elish        155,513(3)     *          643         *
Mark G. Glyptis        2,265        *          161         *
Gordon C. Hurlbert    22,995(5)     *           -          -
Phillip A. Karber       -           -           -          -
F. James Rechin       12,110(5)     *           -          -
Richard K. Riederer   32,275        *          503         *
Richard F. Schubert      300        *           -          -
Phillip H. Smith      13,000(5)     *           -          -
Harvey L. Sperry      23,947(5)     *           -          -
Thomas R. Sturges     14,999(5)     *           -          -
David I.J. Wang       26,141(5)     *           -          -
All directors and    324,400       1.2%      5,077         *
executives (4) as
a group(20 pers.)

(1) An asterisk in this column indicates ownership of less than 1%.

(2) Includes 30,000 shares subject to options currently exercisable.

(3) Includes 150,000 shares subject to options currently exercisable and 100 shares held for Mr. Elish's daughter.

(4) Includes 180,000 shares subject to options currently exercisable and 100 shares held by immediate family members of Directors.

(5)  Includes 22,995, 11,610, 23,647, 14,999, 7,682, and 16,141
shares credited to the accounts of Messrs. Hurlbert, Rechin, Sperry, Sturges, Smith, and Wang, respectively, under the Deferred Compensation Plan for Directors, over which shares the named individuals do not exercise voting and/or investment power until distribution.

[TEXT]



Item 13.  Certain Relationships and Related Transactions

            Item 13 is hereby amended to read in its entirety as follows:

            Harvey L. Sperry, a director of the Company, is a partner in the law firm of Willkie Farr & Gallagher, principal outside legal counsel to the Company during 1993.







                                   SIGNATURE



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


WEIRTON STEEL CORPORATION
Registrant



By  /s/  Richard K. Riederer

    Richard K. Riederer
    Vice-President and Chief Financial Officer
    April 29, 1994