Form 10-Q
period 1994-03-31
WEIRTON STEEL CORP
filed 1994-05-16
CIK 849979

First Quarter 1994

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 1994.

Commission File Number 1-10244

WEIRTON STEEL CORPORATION
- - -------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                 06-1075442
- - --------                                 ----------
(State or other jurisdiction             (IRS employer
identification #)
of incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia      26062
- - -----------------------------------------------               -----
(Address of principal executive offices)                      (Zip
                                                              Code)

Registrant's telephone number, including area code:
(304)-797-2000

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 30, 1994 was 26,736,968.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME-Unaudited
(Dollars in thousands, except per share data)
                                               Three Months Ended
                                                   March 31,
                                               1994        1993

                                               -------------------
NET SALES                                      $325,164  $297,718
OPERATING COSTS:
  Cost of Sales                                 288,445   279,873
  Selling, General, Administrative                7,906     7,784
  Depreciation                                   12,284    11,174
  Restructuring Charge                             -       17,340
                                                 -------   -------
  Total Operating Costs                         308,635    316,171
                                                -------    -------
INCOME (LOSS) FROM OPERATIONS                    16,529    (18,453)
OTHER INCOME(EXPENSE):
  Interest Expense                              (13,083)   (12,982)
  Interest Income                                   737        578
  Net Other Income(Expense)                     (12,346)   (12,404)
                                               --------    --------
INCOME(LOSS) BEFORE ESIOP CONTRIB.                4,183    (30,857)
  ESOP Contribution                                 653        653
INCOMEE(LOSS) BEFORE INCOME TAXES                 3,530    (31,510)
  Income Tax Benefit (Provision)                   (671)     5,987
                                               --------    --------
INCOME(LOSS) BEFORE EXTRAORD.ITEM                 2,859    (25,523)
  Extraordinary item-loss on                       -        (6,549)
  early extinguishment of debt                 --------    --------
INCOME(LOSS) BEFORE CUMULATIVE EFF.OF             2,859    (32,072)
  ACCOUNTING CHANGES
  Cumulative effect on prior                       -       (179803)
  years of accounting changes
                                               --------    --------
NET INCOME (LOSS)                              $  2,859    (211875)
Less:  Preferred stock dividend                     781        781
       requirement                             --------    --------
NET LOSS APPLICABLE TO COMMON SHARES           $  2,078    (212656)
                                               ========    ========
PER SHARE DATA:
  Weighted average number of                     28,461     26,492
  common shares and equivalents
  Loss per common share before                 $   0.07     $(0.99)
  extraordinary item
   Extraordinary item                              -         (0.25)
  Loss per common share before                    ------     ------
   cumulative effect of accounting                 0.07      (1.24)
   changes
  Cumulative effect of accounting                    -       (6.79)
  changes                                      --------     --------
NET LOSS PER COMMON SHARE                      $   0.07     $(8.03)
                                                 =======     ======

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS - Unaudited
(Dollars in thousands, except per share amount)
                                   March 31, 1994      December 31, 1993
                                   ---------------     -----------------

ASSETS:
Cash and equivalents,                 $ 111,199           $  89,002
  includes restricted cash of
  $612 and $602, respectively
Notes and Accounts Receivable,          139,083             129,004
  less allowances of $6,833
  and $5,719, respectively
Inventories                             201,986             242,659
Other Current Assets                     28,992              29,589
                                       ---------           ---------
  Total Current Assets                  481,260             490,254
Property, Plant, and                    515,409             523,728
  Equipment, net
Intangible Assets                        91,289              91,289
Deferred Income Taxes                   116,602             117,273
Other Assets and Deferred                17,321              18,170
  Charges                               --------            -------
  Total Assets                        $1,221,881         $1,240,714
                                       =========          =========
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Liabilities:
Current Liabilities                      199,908            228,038
Long term Debt                           495,285            495,252
Long term Pension Obligation             145,103            142,894
Postretirement Benefits Other            313,018            308,985
  Than Pensions
Other Long-term Liabilities               30,481             30,188
                                         -------            -------
  Total Liabilities                    1,183,795          1,205,357

Redeemable Stock:                         37,372             36,721

Stockholders' Equity:
Common Stock, $.01 par value;                270                267
  30,000,000 shares authorized;
  27,019,723 and 26,719,752
  shares issued, respectively
Additional Paid-in Capital               336,785            335,776
Retained Earnings                       (334,458)          (336,535)
Other Stockholders' Equity                (1,883)              (872)
                                         --------           --------
  Total Stockholders' Equity                 714             (1,364)
            (Deficit)                    --------           --------
Total Liabilities, Redeemable         $1,221,881         $1,240,714
  Stock and Stockholders' Equity       =========          =========

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)
                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                               1994     1993
                                               -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 21,351   $ 28,540
- - -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
- - -----------------------------------------
  EXPENDITURES FOR PROPERTY, PLANT AND            (3,965)      (347)
     EQUIPMENT

CASH FLOWS FROM FINANCING ACTIVITIES
- - -----------------------------------------
  INCREASE IN TERM DEBT                             -       140,000
  REDUCTION IN TERM DEBT                            -      (148,114)
  DEBT ISSUANCE FEES                                -        (4,411)
  DIVIDENDS PAID                                    (781)      (781)
  OTHER, principally net book overdrafts           5,592     (1,708)
                                                   ------     ------
NET CASH PROVIDED (USED) BY FINANCING              4,811    (15,014)
       ACTIVITIES                                  ------    -------
NET CHANGE IN CASH AND EQUIVALENTS                22,197     13,179
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD       89,002     61,195
                                                  ------     ------
CASH AND EQUIVALENTS AT END OF PERIOD           $111,199    $74,374
                                                 -------     ------

SUPPLEMENTAL CASH FLOW INFORMATION:
  INTEREST PAID,NET OF INTEREST CAPITALIZED      $ 7,554    $ 3,369
  INCOME TAXES PAID (Refunded)                        -          -

The accompanying notes are an integral part of these statements.

[TEXT]

WEIRTON STEEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands of dollars, or in millions of dollars where indicated)


1.  BASIS OF PRESENTATION

            For the period ended March 31, 1994, the Consolidated Financial Statements herein include the accounts of Weirton Steel Corporation and its wholly-owned subsidiary, Weirton Receivables, Inc. (on and after August 26, 1993). Prior to such date, the Financial Statements include only the accounts of Weirton Steel Corporation. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."

            The Consolidated Condensed Financial Statements
presented herein are unaudited.   Certain information and footnote
disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's 1993 Annual Report on Form 10-K.

            Certain portions of the prior period's financial statements have been reclassified where necessary to conform to the presentation used in the current period.


2.  INVENTORIES

         Inventories consisted of the following at March 31, 1994 and December 31, 1993:

                      March  31,         December 31,
                         1994             1993
                      ---------       -----------
Raw Materials           $ 44,466         $74,766
Work-in-process           56,409          74,109
Finished Goods           101,111          93,784
                       ---------       ----------
                        $201,986        $242,659

[TEXT]


3.  ESOP ACCOUNTING

        The contributions of $0.7 million for the three months ended March 31, 1994 and 1993 represent a provision for contributions to the 1989 Employee Stock Ownership Plan (the "1989 ESOP"), net of any preferred stock dividends used to reduce debt service for the 1989 ESOP. The 1993 and 1992 contributions were required to be increased because Series A preferred stock dividends normally payable quarterly were omitted. The Series A preferred stock ranks equally with the Registrant's common stock as to the payment of dividends. Accordingly, unpaid dividends on the Series A preferred are not cumulative.

4.  EARNINGS (LOSS) PER SHARE

        The weighted average number of common and equivalent shares used in the computations of earnings (loss) per share were 28,460,993 and 26,491,572 for the three months ended March 31, 1994 and 1993, respectively. The shares of Series A convertible preferred stock were excluded from the 1993 calculation due to their antidilutive effect.


5.  ACCOUNTING CHANGES

        Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS No. 109, "Accounting for Income Taxes", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Previously, postretirement and postemployment benefits were accounted for by the Registrant on the cash basis and the Registrant followed the provisions of Accounting Principles Board Opinion No. 11 in accounting for income taxes. The cumulative effect of these accounting changes was recognized during the first quarter of 1993, as reflected in the Registrant's statement of income for the three month period ended March 31, 1993.



6.  SUBSEQUENT EVENT

      On April 6, 1994, the Registrant experienced an accidental fire which caused extensive damage to its No. 9 Tandem Mill, a cold rolling facility which supplies steel coils to its tin mill for further processing. The Registrant does not believe this unit can be restored to operation prior to the fourth quarter of 1994. The Registrant is adjusting its production on other units and seeking alternate sourcing for certain products in an attempt to minimize the effect of the tandem mill outage. The outage has caused a need for reduced manpower which has resulted in temporary force reductions at the Registrant's cold rolling and tin mill operations. The Registrant intends to review the situation on a weekly basis and make adjustments to its production and manpower situation accordingly. Efforts to repair the tandem mill and to assess the financial effects of the outage are underway. The Registrant maintains insurance coverage for both property damage and business interruption. Advances have been collected from the insurance carrier; however, as a result of the length of time anticipated to restore the tandem mill to full operations, total anticipated recoveries and unrecoverable costs have not yet been determined.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis of the Registrant's financial condition and results of operations should be read together with the consolidated condensed financial statements and notes thereto. For the periods ended March 31, 1994, the consolidated financial statements of Weirton Steel Corporation include the accounts of its wholly-owned subsidiary Weirton Receivables, Inc. (on and after August 26, 1993). Prior to such date, the financial statements include only the accounts of Weirton Steel Corporation. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1994 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1993

      In the first quarter of 1994, the Registrant continued to show improvement in its operating results. The Registrant earned an operating profit of $16.5 million for the quarter ending March 31, 1994, which marked the fifth consecutive quarter of improved operating performance and compares to an operating loss of $1.1 million, exclusive of a $17.4 million restructuring charge, in the same quarter of 1993.

      The continued improvement in the Registrant's operating results was attributable to increased performance of its primary operations stemming from its capital improvement program and its continuing cost reduction program combined with strong demand for sheet products, particularly hot rolled, that has increased steadily throughout the current period of economic recovery. First quarter net sales in 1994 for tin mill and sheet products combined increased by 9.2% to $325.2 million compared to $297.7 million in 1993 on first quarter shipments that increased in 1994 by 7.9% (impacted by an increase in sheet products and a decrease in tin products) to 656,100 tons from 608,100 tons in 1993.

      The 20% increase in volume of sheet product shipments was a significant improvement in the 1994 first quarter, increasing compared to 1993's first quarter. This contributed $26.0 million in higher revenues in the first quarter 1994 compared to the same quarter in 1993. Average selling prices for sheet products in the first quarter of 1994 also improved from 1993's first quarter, adding $16.8 million in higher revenues, while improved product mix added $3.5 million. As a result of the foregoing, the total increase in sheet product revenues of $46.3 million.

      Tin product on-time delivery performance that was less than anticipated and unusually harsh winter weather conditions lowered shipment volume by 12.7% in the first quarter of 1994 compared to the first quarter of 1993. As a result of slightly lower selling prices and lower volume, tin mill product revenues decreased during the 1994 first quarter by approximately $19.0 million. The gradual downward trend in average selling prices for the Registrant's tin mill products that occurred throughout 1993 and caused by changes in its customer and product mix, showed some improvement in the first quarter of 1994. However, average prices remained at a level below that realized in the first quarter of 1993. The shift in customer mix resulted in a decrease in revenues of approximately $0.2 million for the 1994 first quarter.

      The Registrant continues to apply its strategic program to reduce a broad range of production costs, lower spending and improve yields. The program includes workforce reductions which have approximated 8% from mid-1992 through year end 1993. The Registrant's goal is to further reduce its workforce over the next three years. The capital improvement program has lowered the Registrant's operating costs by providing greater production yields and generally improved performance at several operating units, including its blast furnaces, continuous caster, hot mill and sheet mill operations. Several of these units have achieved production records since completion of the capital program. The cost reduction and capital improvement programs have more than offset higher energy, labor, and retiree healthcare costs. As a result, the Registrant's cost of sales as a percent of sales improved to 88.7% in the first quarter 1994, despite severe weather conditions experienced early in the quarter that hampered operations, compared to 94.0% in the same period in 1993. This resulted in an improvement of $21 per ton in operating costs, exclusive of a restructuring charge recognized in the first quarter of 1993.

(Dollars in thousands)             First Quarter
                                   1994      1993
Operating Costs                  $308,635  $316,171
Restructuring Charge                 -       17,340
                                  -------   -------
                                 $308,635  $298,831
Shipments in tons                 656,100   608,100
                                  -------   -------
 Operating Cost per Ton             $470      $491
 before restructuring charge

[TEXT]

      In its continuing efforts to improve profit margins and operating efficiency, the Registrant has focused its attention on improving the performance of its finishing operations, specifically that of its tin mill. However, on April 6, 1994, the Registrant experienced an accidental fire which caused extensive damage to the No.9 Tandem Mill, a cold rolling facility which supplies steel coils to its tin mill for further processing. See "Recent Developments" for a more complete discussion of the No. 9 Tandem Mill outage.


      Depreciation expense increased $1.1 million, or 10%, to $12.3 million in the first quarter of 1994 from $11.2 million in the first quarter of 1993, primarily due to the increase in shipment and production levels.

      The Registrant's financing costs remained relatively high in the first quarter 1994 and comparable to those experienced in the first quarter of 1993 due to the costs associated with the Registrant's refinancing and public sale of $140 million of 11-1/2% Senior Notes in the first quarter of 1993.

      The Registrant recognized a deferred income tax provision of $1.3 million in the first quarter offset by a benefit of $0.7 million to adjust its deferred tax asset valuation reserve.




LIQUIDITY AND CAPITAL RESOURCES


      The Registrant's cash and equivalents of $111.2 million at March 31, 1994 was considerably higher than the $89.0 million on hand at December 31, 1993. This increase was attributable primarily to improved operating results exclusive of noncash charges and lower inventories. Net investing activities totalled almost $4.0 million, with an estimated $35 million in capital expenditures set for 1994.


      The Registrant's capitalization as shown below includes three main elements: long-term debt obligations, redeemable stock, and stockholders' equity from January 1, 1991 through March 31, 1994.

                              March 31,   % of   Jan. 1,   % of
(Dollars in millions)           1994     Total     1991   Total
                              ________  _______  _______ _______
Long-term debt,               $495.3      93%    $ 398.9   55%
  including current portion
Redeemable stock                37.4       7         3.9    1
Stockholders' equity             1.0       -       316.5   44
                              ________  _______  _______  ______
  Total Capitalization        $533.7     100%    $ 719.3  100%

[TEXT]

      The significant decline in the Registrant's stockholders' equity from January 1, 1991 through the first quarter of 1994 resulted from its net losses over this period of $332.9 million (which include a pretax restructuring charge of $17.4 million and an after tax extraordinary charge of $6.5 million, both of which were recognized in 1993) and the net after tax effect of required changes in certain accounting principles primarily related to retiree healthcare and income taxes that reduced stockholders' equity by $175.4 million. The Registrant's financial flexibility is severely restricted by its heavy debt load and lack of equity.


      In order to reduce its financial leverage and improve its flexibility, the Registrant is seeking to implement various financing strategies. These include, but are not limited to, one or more sales of equity securities, particularly a public offering of common stock in the near term, the proceeds of which are expected to be used to reduce or defease long term liabilities and other obligations. The Registrant currently does not have a sufficient number of authorized or unreserved shares to permit a substantial underwritten public offering of common stock. A Special Meeting of Stockholders has been called for May 26, 1994 to approve an increase in its authorized capital. Although the Registrant believes that one or more public offerings of its common stock is a viable financing strategy, no assurance can be given that any such offering can be completed in the near term.




INVESTMENT IN FACILITIES

      Capital expenditures for the first quarter of 1994 totalled $4.0 million, with anticipated spending for the remainder of the year estimated to approximate $31 million, excluding any additional expenditures the Registrant considers appropriate associated with the rebuilding of the No. 9 Tandem Mill. Spending included in the 1994 capital plan concentrates on the Registrant's finishing operations.


BUSINESS STRATEGY

      The Registrant has been implementing a 1992 program entitled "Assuring Weirton's Future" which embodies the Registrant's current business strategy. The major elements of this broad program include: (i) achieving comprehensive, facility-wide and unit-based productivity improvements derived from leading edge technology, (ii) increasing revenues and margins by emphasizing current and new marketing directions, especially for higher value-added products, and (iii) attaining significant reductions in conversion costs, primarily through manpower reductions, but also in the production process. An enhanced early retirement program is one element of the cost reduction phase of this comprehensive program.




RECENT DEVELOPMENTS


      The volume of sheet product shipments appears to be continuing the improvement which began in 1993, reflecting a strengthening of the economy. Sheet product pricing began to show some improvement late in 1993, and has continued into the first quarter of 1994.
Tin mill product pricing is expected to remain stable; however, shipment volume will be adversely affected by the No. 9 Tandem Mill outage.

      The Registrant has determined to rebuild its damaged No. 9 Tandem Mill as quickly as possible. The Registrant does not believe this unit can be restored to operation prior to the fourth quarter of 1994. The Registrant is adjusting its production on other units and seeking alternate sourcing for certain products in an attempt to minimize the effect of the tandem mill outage. The Registrant expects that such adjustments will require it to reduce its shipments of tin mill products and allow it to increase its shipments of sheet products. The outage has caused a need for reduced manpower which has resulted in temporary force reductions at the Registrant's cold rolling and tin mill operations. The Registrant intends to review the situation on a weekly basis and make adjustments to its production and manpower situation accordingly.

      Efforts to repair the tandem mill and to assess the financial effects of the outage are underway. The Registrant maintains insurance coverage for both property damage and business interruption. Advances for certain repairs made to date and business interruption have been collected from the Company's insurance carrier; however, as a result of the length of time anticipated to restore the tandem mill to full operations, total anticipated recoveries and unrecoverable costs have not yet been determined. Although the Registrant cannot predict with certainty the financial effects of the outage, based on its current estimates, the Registrant believes that as a result of the outage it may incur a net loss for the second quarter of 1994. The Registrant does not believe the outage will have a material effect on its customer base or profitability in the long term.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 1994, plaintiffs in the action entitled Godich et al.v Elish et al., originally filed in Hancock County Circuit Court of West Virginia and previously reported by the Registrant, voluntarily dismissed the action against five defendants, including four former directors and one current director.


ITEM 2.  CHANGES IN SECURITIES

         None



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



ITEM 5.  OTHER INFORMATION

        In a letter dated April 12, 1994, Harvey L. Sperry, a member of the Registrant's Board of Directors, announced he would not seek reelection to the Board as a result of proposed amendments to the Registrant's Certificate of Incorporation to be submitted to a Special Meeting of Stockholders scheduled for May 26, 1994. A copy of Mr. Sperry's letter is filed as Exhibit 1 to this Report.



        In a letter dated May 2, 1994, Phillip H. Smith resigned as a member of the Registrant's Board of Directors effective immediately. Mr. Smith would not have been eligible to seek reelection to the Board because of the above-mentioned proposed amendments to the Certificate of Incorporation. A copy of Mr.
Smith's letter is filed as Exhibit 2 to this Report.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 1. - Letter from Harvey L. Sperry dated April 12,
         1994.

         Exhibit 2. - Letter from Phillip H. Smith dated May 2,
         1994.

(b)      Reports on Form 8-K

         The Registrant filed a report on Form 8-K on April 19,
         1994, containing information pursuant to Item 5 thereof.





                                   SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




WEIRTON STEEL CORPORATION
Registrant



By  /s/  Richard K. Riederer

    Richard K. Riederer
    Vice-President and Chief Financial Officer
    May 16, 1994



WILLKIE FARR & GALLAGHER                             Exhibit 1.
Harvey L. Sperry
One Citicorp Center
153 East 53rd Street
New York, New York 10022

April 12, 1994

VIA TELECOPIER

Mr. Herbert Elish
Chairman of the Board
of Directors
Weirton Steel Corporation
Three Springs Drive
Weirton, WV  26062

Dear Herb:

            The Board of directors of Weirton Steel Corporation will shortly consider an amendment to the Certificate of Incorporation which will define an "independent director" as one who has not been a consultant or an advisor to Weirton Steel in the past two years.
I intend to vote for the adoption of the amendment and to urge the stockholders to approve the amendment. As a result of the amendment, I will not be eligible to be an independent director because my firm, Willkie Farr & Gallagher, has provided legal services to Weirton Steel since its incorporation in 1983.

            Maintaining the confidence of the ESOP participants, who are the Weirton Steel workforce and without whom there would be no Weirton Steel, is essential and I believe that confidence is most likely to be maintained if the directors who are defined as independent are not only independent in fact but are perceived as being independent. Because my firm is engaged in advising Weirton Steel in a number of matters and because we may, in the future, be requested to advise Weirton Steel on other matters, I am not, and could not be, perceived by all the ESOP participants and public stockholders as independent. For that reason I am informing the Board of Directors that even if the amendment is neither adopted nor approved, I will not accept another term as a member of the Board of Directors of Weirton Steel.

            Serving as a member of the Board of Directors during a period which has included the creation of Weirton Steel, the public sale of Weirton Steel common stock and debt, the initiation and completion of the capital program and the "change" and cost reduction programs, all which have contributed to the viability of Weirton Steel, has been a high point in my career. I thank the ESOP participants and the public stockholders for permitting me to serve them as a member of the Board of Directors of Weirton Steel.

                                    Sincerely,

                                    /s/Harvey L. Sperry
                                    Harvey L. Sperry
HLS/pjm




                                    EXHIBIT 2.

Phillip H. Smith
102 Haverford Road
Pittsburgh, PA  15238
(412)-963-7910


Mr. Herbert Elish
Chairman and CEO
Weirton Steel Corporation
400 Three Springs Drive
Weirton, WV 26062-4989                          May 2, 1994


Dear Herb:

            This letter will confirm to you that I am resigning from the Board of Weirton Steel Corporation, as stated to the full Board at its special meeting on Wednesday, April 13, and again at our meeting on April 18, effective immediately. As discussed at the special Board meeting, there are two new criteria relating to the qualifications for an independent director which screened me out for re-nomination at the next annual meeting.

            The first screen is that of not having a relative working for Weirton; I do, my son Tom. I appreciated you warm compliments, and Dick Riederer's, on Tom's performance at Weirton, and based on those very positive comments, his career track is good, and, as his father, I'm happy to have it continue. Naturally, I am pleased now to step down to protect his career.

            The second screen of 65 years of age cutoff for re-nomination also precludes my candidacy. As I said at both meetings, I firmly believe this to be adverse to Weirton's best interests, and that the age limit should be 68 or 70. Otherwise, Weirton's nominating committee will have an important group of new director candidates denied to it. Therefore, I again urge the Board to change the age requirement; my resignation clears the way to make this change. In addition, my resignation can create a vacancy to elect a new director immediately. Parenthetically, as I have reviewed the proxy materials for about a dozen major corporations in the past three weeks prior to voting my proxies, I've found directors older than 65 in the range of 3 to 5 on each board. At Copperweld Corporation, we had a retirement policy, which required a director to be re-nominated for his last term in his/her 68th birthday year.

            In closing, I have enjoyed my eleven years on Weirton's Board, and for the future I want only the best for the Corporation and its multiple constituencies.

                              With best wishes,

                              /s/Phillip H. Smith
                              Phillip H. Smith

cc:  William R. Kiefer, Vice President Law and Secretary