Form 10-K/A
period 1993-12-31
WEIRTON STEEL CORP
filed 1994-07-05
CIK 849979

FORM 10-K/A
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549


[X]  Amended ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993


Commission File Number 1-10244


WEIRTON STEEL CORPORATION
- - -------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                  06-1075442
- - --------                                  ----------
(State or other jurisdiction              (IRS employer identification #)
of incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia           26062
- - ----------------------------------------------            -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:
(304)-797-2000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class    Name of each exchange on which registered
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



WEIRTON STEEL CORPORATION
AMENDED FORM 10-K FOR YEAR ENDED 12/31/93

PART II.

Item 8.  Financial Statements and Supplementary Data

            Item 8 is hereby amended to read as follows:

      The financial statements and supplementary data required by this Item are incorporated by reference to pages 25 to 48, inclusive, of the Company's 1993 Annual Report to Stockholders and are listed in "Item 14.--Exhibits, Financial Statement Schedules and Reports on Form 10-K" hereof.



PART III.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

            Item 12 is hereby amended to read as follows:


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



                                                 Convertible
                  Common Stock                  Preferred Stock
                      Amount   % of Class     Amount   % of Class
                                   (1)                    (1)
Warren E. Bartel      62,954(2)     *          517         *
William C.Brenneisen   4,008        *          365         *
James B. Bruhn         3,852        *          480         *
Robert J.DAnniballe,    -           -           -          -
  Jr.
Herbert Elish        155,513(3)     *          643         *
Mark G. Glyptis        2,265        *          161         *
Gordon C. Hurlbert    22,995(5)     *           -          -
Phillip A. Karber       -           -           -          -
Dennis R. Mangino       -           -          324         *
F. James Rechin       12,110(5)     *           -          -
Richard K. Riederer   32,275(2)     *          503         *
Richard F. Schubert      300        *           -          -
Phillip H. Smith      13,000(5)     *           -          -
Harvey L. Sperry      23,947(5)     *           -          -
Thomas R. Sturges     14,999(5)     *           -          -
David I.J. Wang       26,141(5)     *           -          -
All directors and    324,400       1.2%      5,077         *
  executives (4) as
  a group (20
  persons)

(1) An asterisk in this column indicates ownership of less than 1%.

(2)  Includes 60,000 shares (Mr. Bartel) and 30,000 shares (Mr.
Riederer) subject to options currently exercisable.

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



WEIRTON STEEL CORPORATION
_________________________
Registrant


By: /s/  Richard K. Riederer
         Richard K. Riederer
         Vice-President and Chief Financial Officer
         July 5, 1994