Form 10-Q
period 1994-06-30
WEIRTON STEEL CORP
filed 1994-08-09
CIK 849979

Second Quarter 1994

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994.

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of July 31, 1994 was 26,743,314.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME-Unaudited
(Dollars in thousands, except per share data)
                                               Three Months Ended
                                                   June  30,
                                               1994        1993
                                               -------------------
NET SALES                                      $335,488    $301,341
OPERATING COSTS:
  Cost of sales                                 311,856     280,403
  Selling, general, administrative                7,689       8,376
  Depreciation                                   13,050      13,224
  Restructuring charge                               0            0
  Total operating costs                         332,595     302,003
                                               --------    --------
INCOME (LOSS) FROM OPERATIONS                    2,893         (662)
Unusual Item  --                                32,543      -
  Adjustment to carrying value
  of damaged facility
OTHER INCOME(EXPENSE):
  Interest expense                              (12,964)  (13,280)
  Interest income                                 1,189       549
  Net other expense                             (11,775)  (12,731)
                                               --------    --------
Income (loss) before ESOP contr.                 23,661   (13,393)
  ESOP contribution                                  652      652
Income (loss) before income tax                  23,009   (14,045)
  Income tax benefit (provision)                 (4,372)    2,669
                                               --------    --------
Income (loss) before extraord.item               18,637    (11,376)
  Extraordinary item-loss on                          0          0
  early extinguishment of debt
                                               --------    --------
Income (loss) before cumulative                  18,637   (11,376)
  effect of accounting changes
  Cumulative effect on prior                         0           0
  years of accounting changes
                                               --------    --------
Net Income (loss)                              $ 18,637  $(11,376)
Less:  Preferred stock dividend                     781       781
       requirement                             --------    --------
Net Income (loss) applicable to                $ 17,856    $(12,157)
      common shares                            ========    ========
PER SHARE DATA:
  Weighted average number of                     28,515      26,578
  common shares and equivalents
  Income (loss) per common share               $  0.63      $ (0.46)
  before cumulative effect on
  prior years of acctg. changes
  Cumulative effect of accounting                    -           -
  changes                                      --------    --------
Net Income (loss) per common share             $  0.63     $  (0.46)

                                               Six Months Ended
                                                   June  30,
                                               1994        1993
                                               -------------------
NET SALES                                      $660,652    $599,059
OPERATING COSTS:
  Cost of sales                                 600,301     560,276
  Selling, general, administrative               15,595      16,160
  Depreciation                                   25,334      24,398
  Restructuring charge                             -         17,340
  Total operating costs                         641,230     618,174
                                               --------    --------
Income (loss) from operations                    19,422   (19,115)
Unusual Item--                                   32,543      -
  Adjustment to carrying value
  of damaged facility
OTHER INCOME(EXPENSE):
  Interest expense                              (26,047)  (26,262)
  Interest income                                 1,926     1,127
  Net other expense                             (24,121)  (25,135)
                                               --------    --------
Income (loss) before ESOP contrib.               27,844   (44,250)
  ESOP contribution                               1,305     1,305
Income (loss) before income taxes                26,539   (45,555)
  Income tax benefit (provision)                 (5,043)    8,656
                                               --------    --------
Income (loss) before extraord.item               21,496   (36,899)
  Extraordinary item-loss on                       -        (6,549)
  early extinguishment of debt
                                               --------    --------
Income (loss) before cumulative                  21,496   (43,448)
  effect of accounting changes
  Cumulative effect on prior                       -      (179,803)
  years of accounting changes
                                               --------    --------
Net Income (loss)                                21,496   (223,251)
Less:  Preferred stock dividend                   1,562       1,562
       requirement                             --------    --------
Net income (loss) applicable to               $  19,934   (224,813)
      common shares                            ========    ========
PER SHARE DATA:
  Weighted average number of                     28,469      26,529
  common shares and equivalents
  Loss per common share before                 $   0.70    $  (1.44)
  extraordinary item
  Extraordinary item                                -       (0.25)
  Loss per common share before                 --------   --------
  cumulative effect of acctg changes               0.70     (1.69)
  Cumulative effect of acctg changes                -       (6.78)
                                                -----      --------
Net Income (loss) per common share             $   0.70    $  (8.47)
                                               ========     ========

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS - Unaudited
(Dollars in thousands, except per share amount)
                                      June 30, 1994        December 31, 1993
                                    ------------------     -----------------

ASSETS:
Current assets:
Cash and equivalents,                    $ 172,184            $  89,002
  includes restricted cash of
  $1224 and $602, respectively
Notes and accounts receivable,             133,804              129,004
  less allowances of $6,949
  and $5,719, respectively
Inventories                                172,550              242,659
Other current assets                        54,192               29,589
                                         ------------        -----------
  Total current assets                     532,730              490,254
Property, plant, and                       507,050              523,728
  equipment, net
Deferred income taxes                      112,231              117,273
Other assets and deferred                   16,607               17,170
  charges                                ------------        -----------
  TOTAL ASSETS                           $1,259,907          $1,240,714
                                         ============        ===========
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Current liabilities                         215,107          228,038
Long term debt                              495,320          495,252
Postretirement benefits other               147,815          142,894
  than pensions
Other long term liabilities                 321,374          308,985
                                         ------------        ----------
  TOTAL LIABILITIES                       1,203,359         1,205,357
REDEEMABLE STOCK:                            37,980            36,721

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value;                   270               267
  50,000,000 shares authorized;
  27,116,797 and 26,719,752
  shares issued, respectively
Additional paid-in capital                  336,785           335,776
Retained earnings                          (316,601)         (336,535)
Other stockholders' equity                   (1,886)             (872)
                                         ------------        -----------
  TOTAL STOCKHOLDERS' EQUITY                 28,568         (1,364)

  (DEFICIT)                             ------------         -----------
TOTAL LIABILITIES, REDEEMABLE            $1,259,907          $1,240,714
  STOCK AND STOCKHOLDERS' EQUITY        ============

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)
                                                     SIX MONTHS ENDED
                                                          JUNE  30,
                                                     1994          1993
                                                     -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 95,406  $ 58,053
- -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
- -----------------------------------------
  Expenditures for property, plant and                 (7,257)   (3,313)
     equipment

CASH FLOWS FROM FINANCING ACTIVITIES
- -----------------------------------------
  Increase in term debt                                 -      140,000
  Reduction in term debt                                -     (148,114)
  Debt issuance fees                                    -       (3,611)
  Dividends paid                                      (1,562)   (1,562)
  Other, principally net book overdrafts              (3,405)     (313)
                                                     --------    --------
NET CASH USED BY FINANCING ACTIVITIES                 (4,967)
(13,600)
                                                     --------    --------
NET CHANGE IN CASH AND EQUIVALENTS                    83,182      41,140
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           89,002      61,195
                                                     --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                172,184     102,335
                                                     --------    --------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid, net of interest capitalized          $25,824     $21,974
 Income taxes paid(refunded)                            -         -

The accompanying notes are an integral part of these statements.

WEIRTON STEEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands of dollars, or in millions of dollars where indicated)

Note 1
BASIS OF PRESENTATION

            For the period ended June 30, 1994, the Consolidated Financial Statements herein include the accounts of Weirton Steel Corporation and its wholly-owned subsidiary, Weirton Receivables, Inc. (on and after August 26, 1993). Prior to such date, the Financial Statements include only the accounts of Weirton Steel Corporation. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."

            The Consolidated Condensed Financial Statements presented
herein are unaudited.   Certain information and footnote
disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Registrant's 1993 Annual Report on Form 10-K.

            Certain portions of the prior period's financial statements have been reclassified where necessary to conform to the presentation used in the current period.

Note 2
INVENTORIES

         Inventories consisted of the following at June 30, 1994 and December 31, 1993:

                    June  30,     December 31,
                       1994            1993
                  ____________     ___________
Raw materials    $  42,223          $  74,766
Work-in-process     61,153             74,109
Finished goods      69,174             93,784
                  ___________       __________
                 $ 172,550          $ 242,659

Note 3
ESOP ACCOUNTING

        The contributions of $0.7 million for the three months ended June 30, 1994 and 1993 and $1.3 million for the six months ended June 30, 1994 and 1993 represent a provision for contributions to the 1989 Employee Stock Ownership Plan (the "1989 ESOP"), net of any preferred stock dividends used to reduce debt service for the 1989 ESOP. The 1994 and 1993 contributions were required to be increased because Convertible Voting Preferred Stock, Series A (the "Series A Preferred") dividends normally payable quarterly were omitted. The Series A preferred stock ranks equally with the Registrant's common stock as to the payment of dividends. Accordingly, unpaid dividends on the Series A preferred are not cumulative.

Note 4
EARNINGS (LOSS) PER SHARE

        The weighted average number of common and equivalent shares used in the computations of earnings (loss) per share were 28,515,033 and 26,577,733 for the three months ended June 30, 1994 and 1993, and 28,468,635 and 26,528,628 for the six months ended June 30, 1994 and 1993, respectively. The shares of Series A Preferred were excluded from the 1993 calculations due to their antidilutive effect.

Note 5
AUTHORIZED COMMON STOCK

      On May 26, 1994, stockholders approved a proposal amending, among other things, the Registrant's Restated Certificate of Incorporation increasing the number of shares comprising its authorized common stock, from 30.0 million shares to 50.0 million shares. The amendment provides that 15.0 million shares of such increase are to be issued only in one or more public offerings of the Registrant's common stock and that up to 5.0 million shares of such increase are to be issued only pursuant to employee benefit plans. The Registrant has filed with the Securities and Exchange Commission a registration statement providing for a public offering of 15.0 million of the newly authorized common shares.


Note 6
RECENT MAJOR DAMAGE TO FACILITY

      On April 6, 1994, the Registrant's No. 9 Tandem Mill (the "No. 9 Tandem") sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility normally supplies approximately 70% to 80% of the coils required by the Registrant's tin plating operations. The Registrant began rebuilding and repair operations immediately to restore the No. 9 Tandem as quickly as practicable. At this time, the repair work to repair No. 9 Tandem is proceeding on schedule; however, the Registrant does not believe the unit can be returned to full operations before the fourth quarter of 1994. While the No. 9 Tandem is out of service, the Registrant is increasing the cold rolling output of its remaining facilities. The Registrant has also compensated for the reduction in cold rolling capacity by increasing its sales of hot rolled products. The Registrant may also seek to have its hot bands cold rolled through tolling arrangements with other producers and acquire cold rolled product where available for further finishing. For the year 1993, TMP accounted for approximately 46% of the Registrant's revenues and 37% of its shipments.

      The Registrant maintains insurance for both property damage and business interruption applicable to the No. 9 Tandem. The policies providing these coverages are subject to deductibles of $0.5 million for property damage and $5.0 million for business interruption. The claims process has been commenced and advances have been collected from the insurance carrier. Insurance recoveries for property damage associated with events of this type require the recognition of a new cost basis for the rebuilt facility. As a result, the Registrant recognized a pretax gain of $32.5 million in the second quarter of 1994. Since the length of time required to restore the No. 9 Tandem to full operations and to resolve the Company's claim has yet to be determined, the Registrant is not, at this time, able to estimate the amount of recovery under its business interruption coverage.


Note 7
ACCOUNTING CHANGES

        Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS No. 109, "Accounting for Income Taxes", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Previously, postretirement and postemployment benefits were accounted for by the Registrant on the cash basis and the Registrant followed the provisions of Accounting Principles Board Opinion No. 11 in accounting for income taxes. The cumulative effect of these accounting changes was recognized during the first quarter of 1993, as reflected in the Registrant's statement of income for the six month period ended June 30, 1993.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS           OF OPERATIONS

      This discussion and analysis of the Registrant's financial condition and results of operations should be read together with the consolidated condensed financial statements and notes thereto. For the periods ended June 30, 1994, the consolidated financial statements of Weirton Steel Corporation include the accounts of its wholly-owned subsidiary Weirton Receivables, Inc. (on and after August 26, 1993). Prior to such date, the financial statements include only the accounts of Weirton Steel Corporation. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1993

      In the second quarter of 1994 the Registrant recognized net income of $18.6 million, or $0.63 per share, compared to a net loss of $11.4 million, or $0.46 per share, for the same period in 1993.

      Operating and net results for the second quarter were adversely affected by a fire that occurred on April 6, 1994 that extensively damaged the Registrant's No. 9 Tandem. Nevertheless, the operating profit of $2.9 million in the second quarter of 1994, which reflected lower shipments of tin mill products and higher operating costs caused by the No. 9 Tandem outage, exceeded the operating performance for the same quarter last year when an operating loss of $0.7 million was recognized. Prior to the second quarter of 1994, the Registrant had achieved five consecutive quarters of improved operating performance. Based upon current pricing for its products and assuming a mix of products consistent with that shipped in the first quarter of 1994, the Registrant believes its operating performance, in the absence of the damage to the No. 9 Tandem, would have continued to improve.

      Under current accounting rules, certain property damage insurance recoveries associated with events such as the damage to the No. 9 Tandem result in the recognition of a new cost basis for the rebuilt facility and the requirement to recognize a gain.
Based upon the nature of the recoveries associated with the damage to the No. 9 Tandem, the Registrant recognized in the second quarter of 1994 a pretax gain of $32.5 million. Without the gain recognition, second quarter net results would have been reduced as a result of the No. 9 Tandem outage to a net loss of $7.7 million.


      Net sales in the second quarter of 1994 increased $34.1 million, or 11.3% to $335.5 million from $301.3 million in the second quarter of 1993. Total shipments in the second quarter of 1994 of 702.0 thousand tons represented an increase of 12.5% over 1993's second quarter total shipments of 624.0 thousand tons.

      Demand for the Registrant's sheet products remained strong in the second quarter of 1994, especially for its hot rolled products. Production scheduling designed to minimize the effect of the No. 9 Tandem outage placed emphasis on hot rolled production, which contributed to the significant increase in volume of hot rolled product shipped in the second quarter of 1994 compared to the same quarter last year. Shipments of hot rolled products increased by
116.3 thousand tons, or 67%, with volume increases to a lesser extent for both cold rolled and galvanized products. These higher volumes resulted in total sheet product shipments increasing by 30.3% in the second quarter of 1994 compared to the same quarter in 1993 and resulted in an increase in revenues between the two periods of $40.3 million.

      Increased demand for the Registrant's sheet products resulted in the realization of higher selling prices across the product line in general, and hot rolled in particular. Revenues in the second quarter of 1994 were favorably affected by $15.4 million as a result of higher selling prices compared to the same quarter last year. Changes in customer mix also favorably affected sheet product revenues by $5.4 million between the two periods.

      The outage of the No. 9 Tandem, as noted above, has caused a shift in production which is reflected in the lower volume of shipments of TMP in the second quarter of 1994 compared to the second quarter of 1993. TMP shipments were 46.2 thousand tons, or 21.7%, lower in the 1994 second quarter and resulted in a decline in TMP revenues of $29.3 million compared to the second quarter of 1993.

      Higher selling prices for TMP increased revenues by $2.7
million while changes in customer mix lowered revenues by $0.4 million in the second quarter of 1994 compared to the same quarter last year.

      The Registrant continues to apply its strategic program to reduce a broad range of production costs, lower spending and improve yields. The program includes workforce reductions which were approximately 8% from mid-1992 through year end 1993. The Registrant's goal is to further reduce its workforce over the next three years consistent with the limitations allowed by its collective bargaining agreements. The Registrant's capital improvement program has lowered the Registrant's operating costs by providing greater production yields and generally improved performance at several operating units, including its blast furnaces, continuous caster, hot mill and sheet mill operations. Several of these units have achieved production records since completion of the capital program. The cost reduction and capital improvement programs have more than offset higher energy, labor, and retiree healthcare costs. The result has been a steady improvement in operating performance. While changes in product mix and volume have contributed to a $10 reduction in operating costs in the second quarter of 1994 compared to the same quarter last year, the reduction also reflects the Company's improvement in operating performance. Such lower operating costs did not benefit from the effect of the gain recognized from the No. 9 Tandem rebuild, and were unfavorably affected by the incremental costs caused by the outage and other one time miscellaneous second quarter adjustments.


(Dollars in thousands,             Second Quarter
  except per ton data)             1994      1993
Operating Costs                  $332,595  $302,003

Shipments in tons                 702,300   623,800
                                  -------   -------
 Operating Cost per Ton             $474      $484



      In its continuing efforts to improve profit margins and operating efficiency, the Registrant has focused its attention on improving the performance of its finishing operations, specifically that of its tin mill. However, the damage to the No.9 Tandem has temporarily interrupted these efforts. Under the Registrant's accelerated repair schedule, nearly all structural repairs to the No. 9 Tandem have been completed. Start-up of the rebuilt facility is scheduled for mid-October 1994, and full production is expected to resume during the fourth quarter.

      The Registrant's financing costs remained relatively high in the second quarter of 1994 and comparable to those experienced in the second quarter of 1993 due to the costs associated with the Registrant's public sale of $140 million of 11-1/2% Senior Notes in the first quarter of 1993, the proceeds of which were used to reduce certain indebtedness.

      The Registrant recognized a deferred income tax provision of $8.7 million in the second quarter offset by a benefit of $4.4 million to adjust its deferred tax asset valuation reserve.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH SIX MONTHS ENDED JUNE
30, 1993

      For the first six months of 1994, the Registrant reported net income of $21.5 million or $0.70 per share compared to a loss before the effect of accounting changes for the first six months of 1993 of $43.4 million. The 1993 period also included a pretax restructuring charge of $17.3 million. The Registrant's net income for the first six months of 1994 included the $32.5 million pretax gain associated with the No. 9 Tandem recognized in the second quarter, as described above, as well as incrementally higher operating costs caused by the related outage. Without the gain, results for the first six months of 1994 would have been reduced as a result of the outage to a net loss of $4.9 million.

      The Registrant's operating profit of $19.4 million through the second quarter of 1994 continued to demonstrate improved operating performance. Notwithstanding the adverse effects of the No. 9 Tandem outage, the Registrant's 1994 operating results compared favorably to the first six months of 1993 when the Registrant had an operating loss of $1.8 million, before the restructuring charge.

      Net sales for the first six months of 1994 were $660.7 million, an increase of $61.6 million, or 10.3%, from $599.1 million in the same 1993 period. Reflective of the strength of demand for the Registrant's sheet products, total shipments of 1,358.0 thousand tons showed a 10.2% increase over the 1,232.0 thousand tons shipped in the same period of 1993.

      Demand for the Registrant's sheet products was strong in the first half of 1994 and combined with the second quarter production shift driven by the No. 9 Tandem outage described above, shipments of hot rolled products increased by 170.5 thousand tons, or 53%, compared to the first half of 1993. This volume increase together with smaller volume increases for both cold rolled and galvanized products, contributed to an increase in revenues of $65.8 million compared to the first half of 1993.

      Higher selling prices for the Registrant's sheet products, hot rolled in particular, resulted in an increase in sheet product revenues of $32.3 million compared to the first half of 1993.
Changes in customer mix added $9.2 million in higher revenues between the two periods.

      The No. 9 Tandem outage in the second quarter of 1994 caused lower shipments of TMP through the first six months of 1994 of 74.8 thousand tons compared to the first six months of 1993. This reduction in volume caused a $47.6 million decline in revenues between the two periods.

      Generally higher TMP selling prices for the first six months of 1994 compared to the same period last year contributed $2.0 million in higher revenues offset by $0.1 million of changes in customer mix between the two periods.

      The Registrant's continued application of its strategic program has lowered its operating costs by providing greater production yields and generally improved performance at several operating units, including its blast furnaces, continuous caster, hot mill and sheet mill operations. Several of these units have achieved production records since completion of the capital program. The cost reduction and capital improvement programs have more than offset higher energy, labor, and retiree healthcare costs. The result has been a steady improvement in operating performance. While changes in product mix and volume have contributed to a $16 reduction in operating costs in the first half of 1994 compared to the first half of last year, the reduction also reflects the Company's improvement in operating performance. Such lower operating costs did not benefit from the effect of the gain recognized from the No. 9 Tandem rebuild, and were unfavorably affected by the incremental costs caused by the outage and other one time miscellaneous second quarter adjustments.

                                  Six months ended
(Dollars in thousands,           June 30,  June 30,
  except per ton data)             1994      1993
Operating Costs                  $641,230  $618,174
Restructuring charge                 -       17,340
                                  -------   -------
                                  641,230   600,834
Shipments in tons               1,358,400 1,232,000
                                  -------   -------
 Operating Cost per Ton             $472      $488
  before restructuring charge

      In its continuing efforts to improve profit margins and operating efficiency, the Registrant has focused its attention on improving the performance of its finishing operations, specifically that of its tin mill. However, the damage to the No.9 Tandem has temporarily interrupted these efforts. Under the Registrant's accelerated repair schedule, nearly all structural repairs to the No. 9 Tandem have been completed. Start-up of the rebuilt facility is scheduled for mid-October 1994, and full production is expected to resume during the fourth quarter.

      The Registrant's financing costs remained relatively high in the first half of 1994 and comparable to those experienced in the first half of 1993 due to the costs associated with the Registrant's refinancing and public sale of $140 million of 11-1/2% Senior Notes in the first quarter of 1993, the proceeds of which were used to reduce certain indebtedness.

      The Registrant recognized a deferred income tax provision of $10.1 million in the first half of 1994 offset by a benefit of $5.0 million to adjust its deferred tax asset valuation reserve.



LIQUIDITY AND CAPITAL RESOURCES


      The Registrant's cash and equivalents of $172.2 million at June 30, 1994 was considerably higher than the $89.0 million on hand at December 31, 1993. This increase was attributable primarily to improved operating results exclusive of noncash charges, a reduction in inventories, and the receipt of advances from the Registrant's insurance carrier related to the No. 9 Tandem. Net investing activities totalled $7.3 million, with an estimated $40.6 million in capital expenditures set for 1994.


      The Registrant's capitalization as shown below includes three main elements: long-term debt obligations, redeemable stock, and stockholders' equity from January 1, 1991 through June 30, 1994.

                                   June 30,   % of   Jan. 1,        % of
(Dollars in millions)                1994     Total     1991        Total
                                   ________  _______   ________     _______
Long-term debt,                    $495.3      90%     $ 398.9        55%
  including current portion
Redeemable stock                     38.0       7          3.9         1
Stockholders' equity                 18.6       3        316.5        44
                                   ________  _______   ________     _______
  Total Capitalization             $551.9     100%     $ 719.3       100%

      The significant decline in the Registrant's stockholders' equity from January 1, 1991 through June 30, 1994 resulted from its net losses over this period of $314.3 million (which include a pretax restructuring charge of $17.3 million and an after tax extraordinary charge of $6.5 million, both of which were recognized in 1993) and the net after tax effect of required changes in certain accounting principles primarily related to retiree healthcare and income taxes that reduced stockholders' equity by $175.4 million. The Registrant's financial flexibility is severely restricted by its heavy debt load and lack of equity.


      In order to reduce its financial leverage and improve its flexibility, the Registrant is seeking to implement various financing strategies. These include, but are not limited to, the sale of equity securities. In May 1994, the Registrant's stockholders approved an increase in the Registrant's authorized common stock by 20.0 million shares, 15.0 million of which are to be used in public offerings and 5.0 million are to be sold to employees. The Registrant has registered with the Securities and Exchange Commission 15.0 million shares of common stock and 2.0 million shares of common stock held by its defined benefit pension plan for sale through underwriters. The Registrant expects that the sale of such securities will take place as soon as practicable following the effectiveness of the registration statement. The proceeds of such offering, if completed, will be used to reduce long term liabilities and other obligations and to contribute to the Registrant's pension plan. The Registrant will not receive the proceeds from the sale of 2.0 million shares of common stock held by its defined benefit plan.

      On August 5, 1994, the Registrant, WRI and the participating banks agreed to extend the 1993 receivables participation facility for an additional year through August 24, 1997.


INVESTMENT IN FACILITIES

      Capital expenditures for the first two quarters of 1994 totalled $7.3 million, with anticipated spending for the remainder of the year estimated to approximate $34.0 million. These estimates exclude any additional expenditures the Registrant considers appropriate associated with the rebuilding of the No. 9 Tandem Mill.
The Registrant does not anticipate the damage to the No. 9 Tandem to adversely affect its short term or long term liquidity.
Spending included in the 1994 capital plan concentrates on the Registrant's finishing operations.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A hearing is scheduled for August 9, 1994, in the Hancock County Circuit Court of West Virginia, on the proposed settlement reached June 29, 1994, between the plaintiffs and defendants in the proceeding Godich, et al. v. Elish, et al. The details of such settlement were filed as Exhibit 1 to Form 8-K on July 11, 1994.


ITEM 2.  CHANGES IN SECURITIES

         None



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 26, 1994, a special meeting of stockholders was held to approve a proposal:

         (1) amending the Registrant's Restated Certificate of Incorporation to increase the number of shares comprising the Registrant's authorized Common Stock, par value $.01 per share, from 30.0 million shares to 50.0 million shares; (2) amending the Registrant's Restated Certificate of Incorporation to add one director (increasing from 13 to 14); create a new category of director known as ESOP director; change qualification requirements for independent directors; and impose age limits on directors; and
(3) amending the Registrant's By-laws to add the ESOP director to the Nominating Committee of the Board of Directors.

      Outstanding and entitled to vote on the above matters were 26,736,968 shares of Common Stock and 1,780,282 shares of Series A Preferred, voting as a single class with each share of Series A Preferred Stock entitled to ten votes and each share of Common Stock entitled to one vote.

      The number of votes cast for, against or withheld on the Proposal were: 33,762,567, 4,962,776 and 14,145, respectively.


ITEM 5.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 1. - Amendment to Exhibit 10.8 (Agreement between the Registrant and Thomas W. Evans) filed with the Registrant's Annual Report on Form 10-K March 30, 1994.

(b)      Reports on Form 8-K

         The Registrant filed a report on Form 8-K on July 11,
1994, containing information pursuant to Item             5
thereof.

         The Registrant filed a report on Form 8-K on July 19,
1994, containing information pursuant to Item 5           thereof.



                                   SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

WEIRTON STEEL CORPORATION
Registrant



By  /s/Richard K. Riederer

    Richard K. Riederer
    Vice President and Chief Financial Officer
    August 9, 1994


Exhibit 1.

Amendment to Employment Agreement between the Registrant and Thomas
W. Evans filed as Exhibit 10.8 to the Registrant's Annual Report for the year ended December 31, 1993 on Form 10-K filed March 30,
1994.


February 25, 1993

Mr. Thomas W. Evans
P.O. Box 2814
Weirton, WV  26062

Dear Tom:

      This letter sets forth an amended agreement (the "Agreement") between Weirton Steel Corporation ("Weirton") and you the ("Employee") pursuant to which Weirton will pay or provided the Employee or, if applicable, the Employee's surviving spouse, a supplemental pension and medical benefits in accordance with and subject to the provisions hereof.

      1. Upon the Employee's separation from service with Weirton for any reason, Weirton agrees to pay the Employee or, in the event such separation occurs by reason of the Employee's death, the Employee's surviving spouse, a supplemental pension determined under Section 3 or 4 below, whichever is applicable; provided, however, that if such separation of service occurs prior to the Employee's completion of ten years of Service (as defined in the Weirton Steel Corporation Retirement Plan (the "Retirement Plan") by reason of voluntary resignation or discharge for cause, the Employee will not be entitled to a supplemental pension under this Agreement. Notwithstanding the foregoing, if such separation occurs prior to the Employee's completion of ten years of Service involuntarily other than for cause or by reason of death, the Employee or his surviving spouse shall be entitled to a supplemental pension hereunder.

      2. For purposes of determining eligibility for medical and life insurance in retirement and calculating the amount of the supplemental pension payable under the Agreement:

            (A) Service and Benefit Service shall be determined in accordance with the Plan.
            (B) Increased Service and Increased Benefit Service shall be determined as follows:
                  (i) Upon the Employee's separation from service for any reason after completion of ten years of service, his Increased Service will be 17 years plus his Service in excess of ten years and his Increased Benefit Service will be 17 years plus his Benefit Service in excess of ten years.

                  (ii) Upon the Employee's involuntary separation from service involuntarily other than for cause or by reason of death prior to completion of ten years of Service, his Increased Service and Increased Benefit Service will both be 17 years.

      3. Upon the Employee's separation from service other than by reason of death, the amount of the supplemental pension payable to him will be the excess of:

            (a) his aggregate regular pension calculated under the terms of the Retirement Plan, based on his Increased Service and his Increased Benefit Service as of his separation from service, over

            (b) his aggregate regular pension calculated under the terms of the Retirement Plan, based on his Service and Benefit
Service as of his separation from service.

      4. Upon the Employee's separation f rom service by reason of death, the amount of the supplemental pension payable to his surviving spouse will be the excess of:

            (a) the aggregate surviving spouse's benefit, if eligible thereof, or pre-retirement survivor annuity, if applicable, under the terms of the Retirement Plan, based on his Increased Service and Increased Benefit Service as of his death, over

            (b) the aggregate surviving spouse's benefit, if eligible therefore, or pre-retirement survivor annuity, if applicable, calculated under the terms of the Retirement Plan, based on his Service and Benefit Service as of his death.

      5. The supplemental pension hereunder payable to the Employee or his surviving spouse shall commence on the same day his regular pension or spouse's benefit under the Retirement Plan commences and shall be payable in monthly installments in the same form of payment as his regular pension or spouse's benefit is being paid under the Retirement Plan. The supplemental pension payable hereunder shall be subject to the sam adjustments as apply to the regular pension or spouse's benefit, whichever is applicable, under the Retirement Plan.

      6. If the Employee is separated from service for any reason after completion of ten years of Service or is separated from service involuntarily other than for cause or by reason of death prior to completion of ten years of Service, he (or his surviving spouse) will be eligible for the life and medical insurance coverage provided by Weirton at retirement.

      7. The benefits under this Agreement shall not be funded and shall be paid from the general assets of Weirton.

      8. This Agreement shall supersede and replace the Retirement Benefit Agreement between Weirton and the Employee dated March 20, 1986 in its entirety and such Retirement Benefit Agreement shall have no further effect.

      If the foregoing provisions reflect your understanding of the agreement between you and Weirton, kindly sign and return the duplicate copy of this letter provided, whereupon it will become a binding contract between Weirton and you.


Very truly yours,

Weirton Steel Corporation
By: /s/ Herbert Elish
    Chairman, President, and
    Chief Executive Officer

Agreed to and Accepted as of
the date first above written.
/s/ Thomas W. Evans
Thomas W. Evans