Form 10-Q
period 1994-09-30
WEIRTON STEEL CORP
filed 1994-11-14
CIK 849979

Third Quarter 1994

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 1994.

Commission File Number 1-10244

WEIRTON STEEL CORPORATION
- -------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                   06-1075442
- --------                                   ----------
(State or other jurisdiction(IRS employer identification #) of incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia      26062
- -----------------------------------------------      -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:
(304)-797-2000

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of October 31, 1994 was 41,743,535.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME-Unaudited
(Dollars in thousands, except per share data)
                                                    Three Months Ended
                                                      September 30,
                                                    1994        1993
                                                    -------------------
NET SALES                                           $295,867         $300,727
OPERATING COSTS:
  Cost of sales                                      266,105          277,529
  Selling, general, administrative                     7,782            8,461
  Depreciation                                        12,000           13,641
  Provision for profit sharing                         5,747             -
  Restructuring charge                                   -                -
  Total operating costs                              291,634          299,631
                                                    --------         --------
INCOME (LOSS) FROM OPERATIONS                          4,233            1,096
OTHER INCOME(EXPENSE):
  Interest expense                                   (13,259)         (13,351)
  Interest income                                      2,558              826
  Net other income(expense)                          (10,701)         (12,525)
                                                    --------         --------
Income (loss) before ESOP cont.                       (6,468)         (11,429)
  ESOP Contribution                                      653              653
Income (loss)before income taxes                      (7,121)         (12,082)
  Income tax provision (benefit)                      (2,863)          (2,296)
                                                    --------         --------
Income (loss) before extraord.item                    (4,258)          (9,786)
  Extraordinary item-loss on                            -                  -
  early extinguishment of debt
                                                    --------         --------
Income (loss)before cumulative                        (4,258)          (9,786)
  effect of accounting changes
  Cumulative effect on prior                              0                0
  years of accounting changes
                                                    --------         --------
Net Income (loss)                                   $ (4,258)        $ (9,786)
Less:  Preferred stock dividend                          776              781
       requirement                                  --------         --------
Net Income (loss) applicable to                     $ (5,034)        $(10,567)
           common shares                            ========         ========
PER SHARE DATA:
  Weighted average number of                          33,260           26,458
  common shares and equivalents
  Income (loss) per common share                    $ (0.15)          $ (0.40)
  before cumulative effect on
  prior years of acctg. changes
  Cumulative effect of accountin                    -                -
  changes                                           --------         --------
Net Income (loss) per common share                  $ (0.15)         $  (0.40)
                                                    Nine Months Ended
                                                      September 30,
                                                    1994        1993
                                                    -------------------
NET SALES                                           $956,519         $899,786
OPERATING COSTS:
  Cost of sales                                      866,406          837,805
  Selling, general, administrative                    23,377           24,621
  Depreciation                                        37,334           38,039
  Provision for profit sharing                         5,747             -
  Restructuring charge                                  -              17,340
  Total operating costs                              932,864          917,805
                                                    --------         --------
Income (loss) from operations                         23,655          (18,019)
  Unusual item--adjustment to
  carrying value of damaged facility                  32,543              -
Other income(expense):
  Interest expense                                   (39,306)         (39,613)
  Interest income                                      4,484            1,953
  Net other income(expense)                          (34,822)         (37,660)
                                                    --------         --------
Income (loss)before ESOP contr.                       21,376          (55,679)
  ESOP Contribution                                    1,958            1,958
Income (loss)before income taxes                      19,418          (57,637)
  Income tax provision (benefit)                       2,180          (10,952)
                                                    --------         --------
Income(loss)before extraord. item                     17,238          (46,685)
  Extraordinary item-loss on                            -              (6,549)
  early extinguishment of debt
                                                    --------         --------
Income (loss)before cumualtive                        17,238          (53,234)
  effect of accounting changes
  Cumulative effect on prior                             -           (179,803)
  years of accounting changes
                                                    --------         --------
Net Income (loss)                                     17,238         (233,037)
Less:  Preferred stock dividend                        2,339            2,344
       requirement                                  --------         --------
Net Income (loss) applicable to                    $  14,899        (235,381)
                common shares                       ========         ========
PER SHARE DATA:
  Weighted average number of                          31,114           26,495
  common shares and equivalents
  Income (loss) per common share                    $   0.48         $ (1.85)
  before extraordinary item
  Extraordinary item                                     -             (0.25)
  Income(loss)per common share bef.                 --------         --------
  cumulative effect of acctg changes                    0.48           (2.10)

  Cumulative effect of acctg changes                     -             (6.78)
                                                     --------         --------
Net Income (loss) per common                        $   0.48         $ (8.88)
                 share                              ========          ========

The accompanying notes are an integral part of these statements.

WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS - Unaudited
(Dollars in thousands, except per share amount)
                                           9/30/94                12/31/93
                                          ------------            ----------

ASSETS:
Cash, equivalents and deposits,             $ 209,459         $  89,002
  includes restricted cash of
  $1,120 and $602, respectively
Notes and Accounts Receivable,                127,537           129,004
  less allowances of $7,384
  and $5,719, respectively
Inventories                                   207,038           242,659
Insurance claims                               11,658             1,201
Other Current Assets                           29,187            28,388
                                            ----------        -----------
  Total Current Assets                        584,879           490,254
Property, Plant, and                          538,891           523,728
  Equipment, net
Intangible assets                              91,289            91,289
Deferred Income Taxes                         115,094           117,273
Other Assets and Deferred                      15,255            18,170
  Charges                                  -----------         ---------
  Total Assets                             $1,345,408        $1,240,714
                                           ==========         ===========
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Liabilities:
Current liabilities:
  Pension liability                               -               20,394
  Other                                         220,787          207,644
                                                -------          -------
Total current liabilities                       220,787          228,038
Long term debt            obligation            495,354          495,252
Long term pension obligation                    139,821          142,894
Postretirement benefits other                   321,268          308,985
  than pensions
Other long term liabilities                      25,042           30,188
                                              ---------        -----------
  Total Liabilities                           1,201,772        1,205,357
Redeemable Stock:                                14,037           36,721

Stockholders' Equity:
Common Stock, $.01 par value;                       420              267
  50,000,000 shares authorized;
  42,116,797 and 26,419,705
  shares issued, respectively
Additional Paid-in Capital                      452,722          335,776
Retained Earnings                              (321,633)        (336,535)
Other Stockholders' Equity                       (1,910)            (872)
                                              ---------          --------
  Total Stockholders' Equity                    129,599           (1,364)
(Deficit)                                     ---------          --------
Total Liabilities, Redeemable                $1,345,408        $1,240,714
  Stock and Stockholders' Equity              =========         =========

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    1994               1993
                                                    -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $72,899          $ 53,768
- -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
- -----------------------------------------
  EXPENDITURES FOR PROPERTY, PLANT AND              (52,497)           (6,731)
     EQUIPMENT

CASH FLOWS FROM FINANCING ACTIVITIES
- -----------------------------------------
  INCREASE IN TERM DEBT                                -              140,000
  REDUCTION IN TERM DEBT                               -             (148,114)
  Redemption of Preferred Stock, Series B            (25,000)            -
  DEBT ISSUANCE FEES                                   -               (4,408)
  DIVIDENDS PAID                                      (2,339)          (2,344)
  ISSUANCE OF COMMON STOCK                           116,063             -
  PURCHASES OF COMMON TREASURY STOCK                   -               (1,456)
  OTHER, principally net book overdrafts              11,331            5,465
                                                    --------         --------
NET CASH PROVIDED (USED) BY FINANCING                100,055         (10,857)
                   ACTIVITIES                       --------         --------
NET CHANGE IN CASH AND EQUIVALENTS                  120,457           36,180
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          89,002           61,195
                                                    --------         --------
CASH AND EQUIVALENTS AT END OF PERIOD               209,459          $97,375
                                                    =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:
 INTEREST PAID, NET OF INTEREST CAPITALIZED         $33,271          $29,675
 INCOME TAXES PAID (Refund)                                -            -

The accompanying notes are an integral part of these statements.



WEIRTON STEEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands of dollars, or in millions of dollars where indicated)

Note 1
BASIS OF PRESENTATION

         For the period ended September 30, 1994, the Consolidated Financial Statements herein include the accounts of Weirton Steel Corporation and its wholly-owned subsidiary, Weirton Receivables, Inc. (on and after August 26,
1993). Prior to such date, the Financial Statements include only the accounts of Weirton Steel Corporation. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."

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

Note 2
INVENTORIES

            Inventories consisted of the following at September 30, 1994 and December 31, 1993:

                          September 30,   December 31,
                               1994         1993
                          ____________     ___________
Raw materials           $  67,885          $  74,766
Work-in-process            73,115             74,109
Finished goods             66,038             93,784
                          ___________       __________
                        $ 207,038          $ 242,659


Note 3
ESOP ACCOUNTING

     The contributions of $0.7 million for the three months ended September
30, 1994 and 1993 and $2.0 million for the nine months ended September 30, 1994 and 1993 represent a provision for contributions to the 1989 Employee Stock Ownership Plan (the "1989 ESOP"), net of any preferred stock dividends used to reduce debt service for the 1989 ESOP. The 1994 and 1993 contributions were required to be increased because Convertible Voting Preferred Stock, Series A (the "Series A Preferred") dividends were omitted. The Series A preferred stock ranks equally with the Registrant's common stock as to the payment of dividends. Accordingly, unpaid dividends on the Series A preferred are not cumulative.


Note 4
EARNINGS (LOSS) PER SHARE

      The weighted average number of common and equivalent shares used in the computations of earnings (loss) per share were 33,259,782 and 26,458,060 for the three months ended September 30, 1994 and 1993, and 31,113,754 and 26,495,394 for the nine months ended September 30, 1994 and 1993, respectively. The shares of Series A Preferred were excluded from the 1993 calculations due to their antidilutive effect.



Note 5
CAPITALIZATION

      On May 26, 1994, stockholders approved a proposal amending, among other things, the Registrant's Restated Certificate of Incorporation increasing the number of shares comprising its authorized common stock, $.01 par value per share, from 30.0 million shares to 50.0 million shares. The amendment provided that 15.0 million shares of such increase was to be issued only in conjunction with public offerings of the Registrant's common stock and that up to 5.0 million shares of such increase was to be issued only pursuant to employee benefit plans. As discussed below, the Registrant issued 15.0 million shares pursuant to a public offering during the third quarter of 1994. In addition, the Registrant's Board of Directors approved a new stock purchase plan for employees (the "Plan"). The Registrant has filed with the Securities and Exchange Commission (the "Commission") a registration statement covering 5.0 million shares it has reserved for issuance to employees pursuant to the Plan. The Plan is subject to approval by stockholders of the Registrant.

         During the second quarter of 1994, the Registrant sold in a registered public offering 15.0 million of its newly authorized shares of common stock and a fiduciary under the Registrant's defined benefit pension plan (the "Pension Plan") sold a total of 4.55 million shares of its holdings of the Registrant's common stock. The net proceeds available to the Registrant from the offering, after deduction for expenses payable by the Registrant, were approximately $116.1 million. The Registrant did not receive any proceeds from the sale of shares of its common stock by the Pension Plan.

       On September 15, 1994, the Registrant used a portion of the net proceeds from the offering to make a discretionary contribution of $20.0 million to the Pension Plan. On September 30, 1994, the Registrant used $25.0 million of the net proceeds from the offering to redeem all .5 million shares of its Redeemable Preferred Stock, Series B, at its issue price. The Registrant had issued the stock in October 1991 in connection with an iron ore pellet supply contract. In connection with the redemption, the supply agreement was extended by two years through 2005. The foregoing stock issuance, redemption and Pension Plan contribution are reflected in the respective accounts on the Registrant's condensed consolidated balance sheet as of September 30, 1994 with the remaining portion of the net proceeds included in the Registrant's cash as of such date.


    Subsequent to September 30, 1994, the Registrant used the remaining portion of the net proceeds from the offering and approximately $32.3 million of its available cash on hand to reduce the level of its outstanding senior indebtedness, which consists of its 11-1/2% Senior Notes due 1998 and its 10-7/8% Senior Notes due 1999, which are pari passu in rank.



         The following table sets forth the capitalization of the Registrant at December 31, 1993, September 30, 1994, and September 30, 1994, as adjusted to reflect the use of the remaining net proceeds from the offering described above and available cash on hand.


(In thousands of dollars)      December 31,    September 30,    September 30,
                                  1993             1994             1994
                                                                 As adjusted
Debt obligations:
11-1/2% Senior notes due 1998   $140,000          $140,000        $107,150
10-7/8% Senior notes due 1999    300,000           300,000         231,749
 8-5/8% Pollution control Bonds   56,300            56,300          56,300
        due 2014
Less:
Unamortized debt discount          1,048               946             946
                                 -------           -------         -------
  Total debt obligations        $495,252          $495,354        $394,253

Redeemable stock                  36,721            14,037          14,037

Stockholders'Equity:
Common stock                         267               420             420
Additional paid-in capital       335,776           452,722         452,722
Retained earnings               (336,535)         (321,633)       (321,633)
Other stockholders' equity          (872)           (1,910)         (1,910)
                                 -------           -------         -------
  Total stockholders' equity      (1,364)          129,599         129,599
                                 -------           -------         -------
Total capitalization            $530,609          $638,990        $537,889
                                 =======           =======         =======



      The table above does not reflect the after tax effect of an extraordinary charge of approximately $3.9 million that the Registrant will recognize in the fourth quarter of 1994 related to premiums associated with the repurchases of its senior indebtedness and the recognition of previously deferred issue costs and debt discount associated with the amounts repurchased. In addition, the table does not reflect the after tax effect of a reduction in the Registrant's financing costs resulting from the reduction in its debt obligations.

If theoffering of the Registrant's common stock had taken place on January 1, 1994, and the net proceeds therefrom along with $32.3 million of the Registrant's available cash on hand been used as previously described, the net loss for the three month period ended September 30, 1994 would have been reduced to $1.7 million and net income for the first nine months of 1994 would have been increased to $20.9 million. Accordingly, the respective net results per share applicable to common stock would have been a net loss of $.04 per share, and net income of $.50 per share.


Note 6
RECENT MAJOR DAMAGE TO FACILITY

     On April 6, 1994, the Registrant's No. 9 Tandem Mill (the "No. 9 Tandem") sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility normally supplied approximately 70% to 80% of the coils required by the Registrant's tin plating operations. The Registrant has since rebuilt the No. 9 Tandem and began start-up operations in October 1994 and normal ramp-up adjustments and scheduling toward returning the No. 9 Tandem to full production are expected in the fourth quarter.

     The Registrant maintains insurance for both property damage and business interruption applicable to the No. 9 Tandem. The policies providing these coverages are subject to deductibles of $0.5 million for property damage and $5.0 million for business interruption. The claims process is underway and advances have been collected from the insurance carrier. Insurance recoveries for property damage associated with events of this type require the recogni-tion of a new cost basis for the rebuilt facility. As a result, the Registrant recognized a pretax gain of $32.5 million in the second quarter of 1994. Based on the length of time that was required to restore the No. 9 Tandem, the Registrant is not, at this time, able to estimate the amount of recovery under its business interruption coverage.



Note 7
ACCOUNTING CHANGES

      Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS No. 109, "Accounting for Income Taxes", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Previously, postretirement and postemployment benefits were accounted for by the Registrant on the cash basis and the Registrant followed the provisions of Accounting Principles Board Opinion No. 11 in accounting for income taxes. The cumulative effect of these accounting changes was recognized during the first quarter of 1993, as reflected in the Registrant's statement of income for the nine month period ended September 30, 1993.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Registrant's financial condition and results of operations should be read together with the consolidated condensed financial statements and notes thereto. For the periods ended September 30, 1994 and December 31, 1993, the consolidated financial statements of Weirton Steel Corporation include the accounts of its wholly-owned subsidiary Weirton Receivables, Inc. (on and after August 26, 1993). Prior to such date, the financial statements include only the accounts of Weirton Steel Corporation. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1993

    In the third quarter of 1994 the Registrant recognized a net loss of $4.3 million, or $0.15 per share, compared to a net loss of $9.8 million, or $0.40 per share, for the same period in 1993.

     Operating and net results for the third quarter continued to be adversely affected by a fire that occurred on April 6, 1994 that extensively damaged the Registrant's No. 9 Tandem. Nevertheless, the operating profit of $4.2 million in the third quarter of 1994, which reflected lower shipments of tin mill products and higher operating costs caused by the No. 9 Tandem outage, exceeded the operating performance for the same quarter last year when operating income of $1.1 million was recognized. Prior to the No. 9 Tandem outage in the second quarter of 1994, the Registrant had achieved five consecutive quarters of improved operating performance. Based upon current pricing for its products and assuming a mix of products consistent with that shipped in the periods preceding the No. 9 Tandem outage, the Registrant believes its operating performance would have continued to improve through the third quarter of 1994 in the absence of the damage to the No. 9 Tandem.

    Net sales in the third quarter of 1994 decreased $4.8 million, or 1.6%, to $295.9 million from $300.7 million in the third quarter of 1993. However, total shipments in the third quarter of 1994 of 625.4 thousand tons represented an increase of 4.6% over 1993's third quarter total shipments of 597.8 thousand tons.

     Demand for the Registrant's sheet products remained strong in the third quarter of 1994, especially for its hot rolled products. Production scheduling designed to minimize the effect of the No. 9 Tandem outage placed emphasis on hot rolled production, which contributed to the significant increase in volume of hot rolled product shipped in the third quarter of 1994 compared to the same quarter last year. Shipments of hot rolled products increased by
126.7 thousand tons, or 78%, with smaller volume increases for both cold roll
- -ed and galvanized products. These higher volumes resulted in total sheet product shipments increasing by 39.4% in the third quarter of 1994 compared to the same quarter in 1993 and resulted in increased revenues between the two periods of $51.1 million.


         Increased demand for the Registrant's sheet products resulted in the realization of higher selling prices across the product line in general, and hot rolled in particular. Revenues in the third quarter of 1994 were favorably affected by $10.2 million as a result of higher selling prices compared to the same quarter last year. Changes in customer mix also favorably affected sheet product revenues by $5.4 million between the two periods.

         The No. 9 Tandem outage, as noted above, required a shift in production which was reflected in the lower volume of shipments of Tin Mill Products ("TMP") in the third quarter of 1994 compared to the third quarter of 1993. TMP shipments were 117.5 thousand tons, or 51.2%, lower in the 1994 third quarter and resulted in a decline in TMP revenues of $72.4 million compared to the third quarter of 1993.


         Higher selling prices for TMP increased revenues by $1.7 million, while changes in customer mix lowered revenues by $1.0 million in the third quarter of 1994 compared to the same quarter last year.

      The Registrant continues to apply its strategic program to reduce a broad range of production costs, lower spending and improve yields. The program includes workforce reductions which were approximately 8% from mid-1992 through year end 1993. The Registrant's goal is to further reduce its workforce over the next three years consistent with the limitations allowed by its collective bargaining agreements. The Registrant's capital improvement program has lowered the Registrant's operating costs by providing greater production yields and generally improved performance at several operating units, including its blast furnaces, continuous caster, hot mill and sheet mill operations. Several of these units have achieved production records since completion of the capital program. The cost reduction and capital improvement programs have more than offset higher energy, labor, and retiree healthcare costs. The result has been a steady improvement in operating performance. While changes in product mix and volume contributed to a $31 per ton reduction in operating costs in the third quarter of 1994 compared to the same quarter last year, the reduction also reflects the Company's improvement in operating performance. Such lower operating costs did not include the effect of a $32.5 million gain recognized in the second quarter of 1994 from the No. 9 Tandem rebuild, which is discussed below, but were unfavorably affected by the incremental costs caused by the outage. Operating costs in the third quarter also include a provision for employee profit sharing of $5.7 million, or $9.19 per ton.

(Dollars in thousands,             Third  Quarter
  except per ton data)             1994      1993
Operating Costs                  $279,634  $285,990

Shipments in tons                 625,400   597,800
                                  -------   -------
 Operating Cost per Ton             $447      $478



In its continuing efforts to improve profit margins and operating efficiency, the Registrant has focused its attention on improving the performance of its finishing operations, specifically that of its tin mill. However, the damage to the No. 9 Tandem temporarily interrupted these efforts. Under the Registrant's accelerated repair schedule, repairs to the No. 9 Tandem have been completed. Start-up of the rebuilt facility took in mid-October 1994, and normal ramp-up adjustments and scheduling toward returning the No. 9 Tandem to full production are expected in the fourth quarter. As a result, the Registrant again expects to refocus its attention on improving its finishing operations.

The Registrant's financing costs remained relatively high in the third quarter of 1994 and comparable to those experienced in the third quarter of 1993 due to a continued heavy debt load. Recently, such debt has been reduced as described under "Liquidity and Capital Resources."

The Registrant recognized a deferred income tax benefit of $4.1 million in the third quarter offset by a provision of $1.2 million to adjust its deferred tax asset valuation reserve.


NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1993

    For the first nine months of 1994, the Registrant reported net income of $17.2 million or $0.48 per share compared to a loss before the effect of accounting changes for the first nine months of 1993 of $53.2 million.
The 1993 period also included a pretax restructuring charge of $17.3 million. The Registrant's net income for the first nine months of 1994 included the $32.5 million pretax gain associated with the No. 9 Tandem recognized in the second quarter, as described below, as well as incrementally higher operating costs caused by the related outage. Without the gain, results for the first nine months of 1994 would have been reduced as a result of the outage to a net loss of $9.0 million or $0.31 per share.

The Registrant's operating profit of $23.7 million through the third quarter of 1994 continued to demonstrate improved operating performance. Notwithstanding the adverse effects of the No. 9 Tandem outage, the Registrant's 1994 operating results compared favorably to the first nine months of 1993 when the Registrant had an operating loss of $0.7 million, before the restructuring charge.

         Net sales for the first nine months of 1994 were $956.5 million, an increase of $56.7 million, or 6.3%, from $899.8 million in the same 1993 period. Reflective of the strength of demand for the Registrant's sheet products, total shipments of 1,983.8 thousand tons showed an 8.4% increase over the 1,829.7 thousand tons shipped in the same period of 1993.

         Demand for the Registrant's sheet products was strong in the first nine months of 1994 and combined with the second and third quarter production shift required by the No. 9 Tandem outage described above, shipments of hot rolled products increased by 297.1 thousand tons, or 61%, compared to the first nine months of 1993. This volume increase, together with smaller volume increases for both cold rolled and galvanized products, contributed to an increase in revenues of $116.4 million compared to the first nine months of 1993.

         Higher selling prices for the Registrant's sheet products, hot rolled in particular, resulted in an increase in sheet product revenues of $42.8 million compared to the first nine months of 1993. Changes in customer mix added $15.0 million in higher revenues between the two periods.

         The No. 9 Tandem outage resulted in lower shipments of TMP through the first nine months of 1994 of 192.4 thousand tons compared to the first nine months of 1993. This reduction in volume caused a $120.2 million decline in revenues between the two periods.

         Generally higher TMP selling prices for the first nine months of 1994 compared to the same period last year contributed $3.7 million in higher revenues offset by $0.9 million of changes in customer mix between the two periods.

Under current accounting rules, certain property damage insurance recoveries associated with events such as the damage to the No. 9 Tandem result in the recognition of a new cost basis for the rebuilt facility and the requirement to recognize a gain. Based upon the nature of the recoveries associated with the damage to the No. 9 Tandem, the Registrant recognized in the second quarter of 1994 a pretax gain of $32.5 million. There was no similar event for the 1993 period.

         The Registrant's continued application of its strategic program has lowered its operating costs by providing greater production yields and generally improved performance at several operating units, including its blast furnaces, continuous caster, hot mill and sheet mill operations. Several of these units have achieved production records since completion of the capital program. The cost reduction and capital improvement programs have more than offset higher energy, labor, and retiree healthcare costs. The result has been a steady improvement in operating performance. While changes in product mix and volume have contributed to a $20 per ton reduction in operating costs in the first nine months of 1994 compared to the first nine months of last year, the reduction also reflects the Company's improvement in operating performance. Such lower operating costs did not include the effect of a $32.5 million gain recognized in the second quarter from the No. 9 Tandem rebuild, which is discussed below, but were unfavorably affected by the incremental costs caused by the outage. Operating costs for the first nine months of 1994 also include a provision recognized in the third quarter of $5.7 million for employee profit sharing, or $2.90 per ton.

                                 Nine months ended
(Dollars in thousands,           Sept.30,  Sept.30,
  except per ton data)             1994      1993
Operating Costs                  $895,530  $879,766
Restructuring charge                 -       17,340
                                  -------   -------
                                  895,530   862,426
Shipments in tons               1,983,800 1,829,700
                                  -------   -------
 Operating Cost per Ton             $451      $471
  before restructuring charge


         In its continuing efforts to improve profit margins and operating efficiency, the Registrant has focused its attention on improving the performance of its finishing operations, specifically that of its tin mill. However, the damage to the No.9 Tandem temporarily interrupted these efforts.
Under the Registrant's accelerated repair schedule, repairs to the No. 9 Tandem have been completed. Start-up of the rebuilt facility was in mid-October
1994, and normal ramp-up adjustments and scheduling toward returning the No. 9 Tandem to full production are expected in the fourth quarter. As a result, the Registrant again expects to refocus its attention on improving its finishing operations.

The Registrant's financing costs remained relatively high in the first nine months of 1994 and comparable to those experienced in the first nine months of 1993 due to a continued heavy debt load. Recently, such debt has been reduced as described under "Liquidity and Capital Resources."

         The Registrant recognized a deferred income tax provision of $6.0 million in the first nine months of 1994 offset by a benefit of $3.8 million to adjust its deferred tax asset valuation reserve.


LIQUIDITY AND CAPITAL RESOURCES


         The Registrant's cash and equivalents of $209.5 million at September 30, 1994 was considerably higher than the $89.0 million on hand at December 31, 1993, primarily from remaining net proceeds from the sale of
15.0 million shares of its common stock in August 1994 and the receipt of advances from the Registrant's insurance carrier related to the No. 9 Tandem. Cash provided from working capital items, principally through a reduction in finished goods inventories, was offset by higher payables and a reduction in current pension liabilities, as noted below. Net investing activities totaled $20.0 million, exclusive of the capital expenditures associated with rebuilding the No. 9 Tandem.

         A portion of the net proceeds from the sale of the common stock were used to make a discretionary contribution of $20.0 million to the Registrant's pension plan and $25.0 million was used to redeem all .5 million shares of its Redeemable Preferred Stock, Series B, at its issue price.

         Subsequent to September 30, 1994, the Registrant used the remaining portion of the net proceeds from the offering and approximately $32.3 million of its other available cash on hand to reduce the level of its outstanding senior indebtedness, which consists of its 11-1/2%
Senior Notes due 1998 and its 10-7/8% Senior
Notes due 1999, which are pari passu in rank. These reductions had a significant favorable effect on the Registrant's capitalization.

         The Registrant's capitalization includes three main elements: long term debt obligations, redeemable stock, and stockholders' equity. Such capitalization as shown below from January 1, 1991 through September
30, 1994, also reflects certain proforma adjustments that take into account the use of the remaining net proceeds from its offering of common stock and the utilization of $32.3 million of available cash on hand to further reduce its long term obligations:

                                As adjusted
                             Sept.30,   % of   Sept.30,    % of   Jan.1,   % of
(Dollars in millions)           1994     Total    1994      Total  1991   Total
                              ________  _______   ________  _____  ____   _____
Long-term debt,               $394.3      73%     $ 495.4    78%   $398.9   55%
 including current portion
Redeemable stock                14.0       3         14.0     2       3.9    1
Stockholders' equity           129.6      24        129.6    20     316.5   44
                              ________  _______   _______   ____   _____   ____
  Total Capitalization        $537.9     100%     $ 639.0   100%   $719.3  100%


The significant decline in the Registrant's stockholders' equity from January 1, 1991 through September 30, 1994, resulted from its net losses over this period $318.6 million (which include a pretax restructuring charge of $17.3 million and an after tax extraordinary charge of $6.5 million, both of which were recognized in 1993) and the net after tax effect of required changes in certain accounting principals in 1993 primarily related to retiree healthcare and income taxes that reduced stockholders' equity by $179.8 million.

    The issuance of 15.0 million shares of the Registrant's common stock in the third quarter of 1994, and the subsequent application of the net proceeds thereof, has significantly improved the Registrant's financial leverage and has provided it greater financial flexibility. In comparison with June 30, 1994, the Registrant's stockholders' equity was $18.6 million, or 3% of its capitalization and long term debt obligations and redeemable stock combined accounted for 97%. In connection with the early extinguishment of certain portions of its long term debt obligations, the Registrant expects to recognize in the fourth quarter of 1994 an extraordinary charge of approximately $3.9 million.


         In August 1993, the Registrant initiated, through a new subsidiary, Weirton Receivables, Inc., a receivables participation agreement with a group of five banks.
The facility provides for a total commitment by the banks of up to $85 million, including a letter of credit subfacility of up to $25 million. As of September 30, 1994, and December 31, 1993, while no funded participation interests had been sold under the facility, $3.1 million in letters of credit under the subfacility were in place at such dates. Based upon the Registrant's available cash on hand at September 30, 1994, and the amount of cash it anticipates will be provided from operating activities in the near term, the Registrant expects to have no immediate cash requirements. As such, it does not expect the subsidiary to sell participation interests to the banks in the near term. At September 30, 1994, and December 31, 1993, after reductions for amounts in place under the letter of credit subfacility, the base amount available for cash sales was approximately
$79.4 million and $64.6 million, respectively. During the period that began with the facility's implementation through September 30, 1994, the base amount available for cash sales ranged from $64.3 million to $85.0 million.
In addition, the Registrant does not have any scheduled cash requirements related to its long term debt obligations until 1998 when the remaining outstanding portion of its 11-1/2% Senior Notes become due. On August 5, 1994, the Registrant, the subsidiary and the participating banks agreed to extend the receivables participation agreement for an additional year through August 24, 1997.

         The Registrant has gross deferred tax
assets which total $188.1 million at September 30, 1994, and represent net operating loss carryforwards and other tax credits and net deductible temporary differences, all of which the Registrant believes can be used to reduce the Registrant's cash requirements for the payment of future Federal regular income tax. The
Registrant may be subject to cash requirements under Federal alternative minimum tax.


INVESTMENT IN FACILITIES

         Capital expenditures for the first three quarters of 1994 totalled $20.0 million, excluding expenditures related to the No. 9 Tandem rebuild. The Registrant does not expect the damage to the No. 9 Tandem to adversely affect its short term or long term liquidity.
Spending included in the 1994 capital plan concentrates on the Registrant's finishing operations.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 9, 1994, the Hancock County West Virginia Circuit Court approved the settlement reached June 29, 1994, between the plaintiffs and defendants in the proceeding Godich, et al. v. Elish, et al. The details of such settlement were filed as Exhibit 1 to Form 8-K on July 11, 1994.


ITEM 2.  CHANGES IN SECURITIES

         None



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27. - Financial Data Schedule for nine months ended September 30, 1994.
(b)      Reports on Form 8-K

         The Registrant filed reports on Form 8-K on July 11, July 19, and September 13, 1994, each containing information pursuant to Item 5 thereof.


SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



WEIRTON STEEL CORPORATION
Registrant


By  /s/ Earl E. Davis


    Earl E. Davis
    Controller
    (Principal Accounting Officer)
    November 14, 1994