Form 10-K
WEIRTON STEEL CORP
filed 1995-03-30
CIK 849979

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994


Commission File Number 1-10244


WEIRTON STEEL CORPORATION
-------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                  06-1075442
--------                                  ----------
(State or other jurisdiction              (IRS employer identification
                                              #)
of incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia      26062
-----------------------------------------------       -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:
(304)-797-2000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class    Name of each exchange on which registered
-------------------    -----------------------------------------
Common Stock, par            New York Stock Exchange
value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:
                            None


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price as of March 15, 1995, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $304,401,690. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates and unallocated shares under the Registrant's 1989 Employee Stock Ownership plan subject to voting instructions of employees who are not otherwise affiliates.)

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 15, 1995 was 41,986,440.


DOCUMENTS INCORPORATED BY REFERENCE

(1)  Certain portions of the Registrant's 1994 Annual Report to
Stockholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K to the extent provided herein.

(2) Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A (filed within 120 days after the end of the fiscal year covered hereby) in connection with the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.


PART I

Item 1.     Description of Business


Background

            Weirton Steel Corporation (the "Company") and its predecessor companies have been in the business of making and finishing steel products for more than eighty years at the Company's facility located in Weirton, West Virginia. From November 1929 to January 1984, the Company's business had been operated as the Weirton Steel Division (the "Division") of National Steel Corporation ("National"). Incorporated in Delaware in November 1982, the Company acquired the principal assets of the Division in January 1984. Until June 1989, all of the capital stock of the Company was owned by an ESOT, which held such shares pursuant to an ESOP ("1984 ESOP"), for the benefit of the employees of the Company. In June 1989, the 1984 ESOP sold shares of common stock in a public offering, and the common stock was listed and is now traded on the New York Stock Exchange.

            The Company makes carbon steel from raw materials to industry and customer specifications. In primary steelmaking, iron ore pellets, iron ore, coke, limestone and other raw materials are consumed in blast furnaces to produce molten iron or "hot metal." The Company then converts the hot metal into raw or liquid steel through its basic oxygen furnaces where impurities are removed, recyclable scrap is added and metallurgy for end use is determined on a batch by batch basis. The Company's basic oxygen process shop ("BOP") is one of the largest in North America, employing two vessels, each with a steelmaking capacity of 360 tons per heat. Liquid steel from the BOP is then formed into slabs through the Company's multi-strand continuous caster, which allows the Company to continuously cast 100% of the steel it produces. The slabs are then reheated, reduced and finished by extensive rolling, shaping, tempering and, in many cases, by the application of plating or coating at the Company's downstream operations. Finished products are normally shipped to customers in the form of coils.


Principal Products and Markets

            The Company is a major integrated producer of flat rolled carbon steel with principal product lines consisting of sheet products and tin mill products ("TMP"). The Company offers a full range of sheet products that include hot and cold rolled sheet steel up to 48" wide and both hot-dipped and electrolytic galvanized products. TMP include tin plate, chrome coated, and
black plate.   The Company's products emphasize the narrow to
medium widths reflective of its rolling and finishing equipment and covers a broad range of gauges, finishes and performance specifications. The Company has developed significant expertise in filling orders with demanding specifications.

            The Company's sales as a percentage of its total revenues for each year in the period 1990 through 1994 are shown in the following table.

(Percentage of revenues)(1)
                          1994(2) 1993    1992    1991    1990
Sheet products  ......     70%     54%     48%     46%     53%
Tin mill products  ...     30      46      52      54      47
                          100%    100%    100%    100%    100%
                          ====    ====    ====    ====    ====

(1) The above table includes revenues from the sale of secondary products, principally those products not meeting prime specifications. Revenues from the sale of semi-finished products have been included in sheet products.

(2) The percentage increase during 1994 in the Company's revenues attributable to sheet products versus TMP compared to the trend in prior years resulted from strong market demand for the Company's sheet products and a fire on April 6, 1994 that damaged a cold rolling facility (the "No. 9 Tandem") required for the production of a substantial portion of the Company's TMP.
See "Production and Shipments" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Company's Consolidated Financial Statements (incorporated herein by reference to pages 23 to 28 inclusive, and page 36, respectively, of the Company's 1994 Annual Report to Stockholders) for further discussion regarding the damage to the No. 9 Tandem.

            The following table shows the percentage of total net tons of steel products shipped for each year in the period 1990 through 1994 by the Company to each of its principal markets.

                               1994   1993   1992   1991   1990
      Service Centers & Sheet
        and Strip Converters.    45%    30%    24%    21%    20%
      Food and Beverage......    25     37     41     44     42
      Pipe and Tube..........     6     12     11      9     10
      Construction...........    13      9      8      7      8
      Consumer Durables......     4      4      6      8      4
      Other .................     7      8     10     11     16
                                100%   100%   100%   100%   100%
                                ====   ====   ====   ====   ====


            A substantial portion of the Company's revenues are derived from long-time customers, although the Company actively seeks new customers and constantly seeks new markets for its products. A substantial share of the Company's TMP and sheet products are shipped to customers located in the eastern portion of the United States. The Company's products are sold through salaried Company employees who operate from 7 district sales offices. Sales orders taken in the field are subject to home office approval.

            Trade orders on hand for the Company's products at December 31, 1994, 1993, and 1992 amounted to approximately 494 thousand tons, 449 thousand tons, and 308 thousand tons, respectively. Substantially all orders on hand at any time are expected to be filled within a twelve month period. Since the Company produces steel in response to orders primarily of established grades and specifications, resulting in short order processing time and relatively rapid inventory turnover, it does not believe that order backlog is material to its business.

            Sheet Products. Hot rolled products are sold directly from the hot strip mill as "hot bands," or are further processed using hydrochloric acid to remove surface scale and are sold as "hot rolled pickled." Hot rolled sheet is used for unexposed parts in machinery, construction products and other durable goods. Most of the Company's sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 1994, the Company sold 1,042 thousand tons of hot rolled sheet, which accounted for 29.9% of its total revenues.

            Cold rolled sheet, which requires further processing consisting of additional rolling, annealing and tempering to enhance ductility and surface characteristics, is used in the construction, steel service center, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In 1994, the Company sold 187 thousand tons of cold rolled sheet, which
accounted for   7.5% of its total revenues.

            Galvanized hot-dipped and electrolytic sheet, which is coated primarily with zinc compounds to provide extended anti-corrosive properties, is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 1994, the Company sold 698 thousand tons of galvanized products, which accounted for 31.6% of total revenues. Generally, the Company's sheet products which receive extensive processing obtain higher profit margins.

            The following table, based on information from the American Iron and Steel Institute ("AISI"), shows the Company's historical share of the domestic Sheet Products market.

                                Sheet Products
                            Historical Market Share

(In thousands of tons)   1994    1993    1992    1991    1990
Industry Shipments..... 47,217  41,616  38,099  35,590  38,039
Company shipments(1)...  1,991   1,536   1,206   1,082   1,285
Company market share...   4.2%    3.7%    3.2%    3.0%    3.4%

(1)   Includes secondary products.

            While the Company's presence in the overall sheet market is limited, the Company has concentrated on developing offerings of more highly processed products and production capability to provide the larger coils favored by most of its customers. The Company's goals for development of its sheet business are focused on increasing its percentage of coated products, such as galvanized, while capitalizing on developing specialty markets such as construction where the Company believes that its GALFAN (registered trademark) product has potential in roofing and framing applications. As part of its sheet marketing strategy, the Company is also making efforts to enhance high quality end use of its products marketed through steel service centers, as well as developing the hot rolled market for heavier gauge and higher carbon applications for all markets.


            Tin Mill Products. The Company has enjoyed substantial market share and a widely held reputation as a high quality producer of TMP, which comprise a wide variety of light gauge coated steels. Tin plate and black plate products are sold under the Company name and under such registered trademarks as WEIRITE and WEIRLITE. In addition to tin plate and black plate, the Company produces electrolytic chromium coated steel under the trademark WEIRCHROME.

            The Company is one of the largest domestic producers of TMP. The Company's historical share of the domestic market for TMP remained relatively constant through the first quarter of 1994. Due to the subsequent reduction of TMP production in 1994 caused by the No. 9 Tandem fire, the Company accounted for approximately 15% of the TMP market for the year as a whole, a decrease from the 22% market share it held in 1993. See "Production and Shipments." TMP shipments on an industry-wide basis have remained relatively steady in recent years even as plastic, aluminum, composites and other materials competed for potential growth in some applications. The TMP market is now primarily directed at food, beverage, and general line cans. The majority of the Company's TMP sales have been to can manufacturing and packaging companies, a substantial amount of whose annual requirements are established in advance. This market is characterized by a relatively low number of manufacturers. During 1994, shipments to ten major can manufacturers accounted for approximately 74% of the Company's
TMP sales and its five largest TMP customers accounted for 18.1% of total revenues. The balance of the TMP is sold to other can manufacturers, manufacturers of caps and closures and specialty products ranging from film cartridges, lighting fixtures and battery jackets to cookie sheets and curtain rods. As a result of more predictable sales patterns for TMP, the Company is able to determine in advance a significant portion of its production requirements which allows the Company to operate its production facilities more efficiently and adjust its marketing and production efforts for other products.


            The following table, based on AISI information, shows the Company's historical share of the domestic TMP market.

                               Tin Mill Products
                            Historical Market Share

(In thousands of tons)      1994   1993   1992   1991   1990
TMP industry shipments...  4,137   4,123  3,927  4,040  4,032
Company shipments(1).....    615     895    890    857    874
Company market share.....    15%     22%    23%    21%    22%

(1)   Includes secondary products

            The Company has the capacity to produce sufficient quantities of "clean" steel (steel with fewer impurities) to fill anticipated TMP orders for the near term. Expansion of downstream annealing and tempering capacity, however, would be necessary before large TMP production increases could be achieved. The Company's facilities and expertise also allow it to produce the lightest gauges of tin plate, enhancing the manufacturing efficiencies of the Company's customers and promoting the use of its steel in leading edge technology products such as thin-walled containers.

            The Company has been a leading innovator in the development of can making technology through its WEIRTEC research and development center. Although accounting for less than 5% of the domestic beverage container market in recent years, largely due to highly competitive prices for aluminum, the Company believes that two piece thin-walled steel beverage containers have significant potential for growth, primarily based on improved production efficiencies for cans and increased industry success in promoting the recycling of steel. The Company engages in other end product research and development and provides support services to its customers. The Company believes these services have been of significant assistance, particularly to its TMP customers, and promote the consumption of the Company's products. See "Research and Development."

            A Company-owned 1.1 million square foot Finished Products Warehouse with storage and staging areas for TMP is located near the Company's mill to facilitate "just in time" production and delivery to several of the Company's major customers which are located in attached, or nearby, manufacturing facilities. As steel coils are needed by customers' operations, they are moved from the adjoining central storage areas and loaded directly on to customers' production lines. This arrangement provides reductions in transportation costs for the Company and its customers.

Related Products and Services

            From time to time, the Company has produced and sold slabs to other carbon steelmakers. On limited occasions, the Company has also had its products further processed by other steelmakers. Since 1993, the Company has successfully conducted developmental activities relating to rolling and finishing various types and grades of stainless steel on its hot mill. As a result, the Company is currently rolling and finishing stainless steel on a tolling basis for a major stainless steelmaker. To date, revenues from these activities have not been material to the Company. The Company cannot predict whether it will continue to provide such services on a tolling basis for stainless products in the future.


Production and Shipments

            In 1991, after three years of approximately 100 million tons of raw steel production per year, the domestic steel industry's raw steel production fell to 87.3 million tons and shipments declined to 78.9 million tons. However, starting with December 1991 and continuing through 1994, the steel industry experienced a rebound in both production and shipments.
Similarly, capacity utilization which had dropped to 74% increased to 90.5% over this same period. Industry raw steel production for 1994 was up approximately 1.9% to 97.9 million tons compared to 1993, while shipments increased by approximately 7.8% to 95.3 million tons.

            On April 6, 1994, the Company's No. 9 Tandem sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility normally supplies approximately 70% to 80% of the coils required by the Company's tin and chrome plating operations. The Company began rebuilding and repair operations immediately to restore the No. 9 Tandem. Startup operations began in October 1994 and the unit has since resumed full production. While the No. 9 Tandem was out of service, the Company increased the cold rolling output of its remaining tandem mill facilities. The Company also compensated for the reduction in cold rolling capacity by increasing its sales of hot rolled products.

            The Company maintained insurance for both property damage and business interruption applicable to the No. 9 Tandem. The policies providing these coverages are subject to deductibles of $0.5 million for property damage and $5.0 million for business interruption. Insurance recoveries as of December 31, 1994 included $45 million for property damage and $20 million for business interruption. In January 1995, the Company received an additional $10 million under its business interruption coverage bringing the total recoveries through such date to $30 million under this coverage. In February 1995, the Company conditionally agreed to resolve the remainder of its claim for business interruption for $29 million, bringing the total recoveries on that aspect of the claim to $54 million, after allowance for the $5.0 million deductible. The Company is pursuing settlement of the property damage claim.

            In 1994, the Company produced 2.7 million tons of raw steel and shipped 2.6 million tons of finished and semi-finished steel products. The following table sets forth annual production capability, utilization rates and shipment information for the Company and the domestic steel industry (as reported by the AISI) for the period 1990 through 1994.

                       Production and Shipments

(In millions of tons)       1994   1993   1992   1991  1990
Company
  Raw steel production...    2.7   2.7     2.5    2.3   2.7
  Capability.............    3.0   3.0     3.0*   3.4   3.4
  Utilization............     91%   91%     83%    68%   79%
  Shipments .............    2.6   2.4     2.1    1.9   2.2
  Shipments asa percentage
     of industry total...    2.7%  2.7%    2.6%   2.4%  2.6
Industry
  Raw steel production...    97.9  96.1    91.6   87.9  98.9
  Capability.............   108.2 109.9   113.1  117.6 116.7

  Utilization............   90.5%  87%     81%     74%   84%
  Shipments .............   95.3  88.4    82.3    78.9  84.7

(*)The reduction in 1992 reflects the discontinuation of ingot teeming and reduction operations.


Raw Materials

            The Company purchases iron ore pellets, iron ore, coal, coke, limestone, scrap and other necessary raw materials in the
open market.   The raw materials are acquired from multiple
sources with the issue being price and quality rather than availability of supply.

            In October 1991, the Company entered into a contract with a subsidiary of Cleveland-Cliffs Inc ("Cliffs") to purchase a substantial part of the Company's standard and flux grade iron ore pellet requirements for a twelve year period which began in 1992 and was extended through 2005. The contract provides for a minimum tonnage of pellets to be supplied based on the production capacity of the mining source during the contract periods, and for additional tonnages of pellets in specified circumstances. Purchase prices under the contract generally depend upon the product costs of one of the mines.

            Unlike many other domestic integrated producers, the Company does not have its own coke making facilities. In July 1993, the Company entered into an agreement with USX Corporation to purchase blast furnace coke. The agreement provides for tonnages of 750,000 per calendar year in 1994 through 1996, or the actual annual requirements of the Company if less than the stated amount. The price is to be the prevailing market price (subject to a ceiling and floor) for blast furnace coke determined each October prior to the delivery year. As a secondary coke supply, the Company also entered into an agreement in January 1994 with Shenango Incorporated, which runs through December 1996. The Company and other steelmakers are installing technology calculated to achieve some reduction in the consumption of coke in blast furnace operations. However, if coke making capacity available to the industry continues to decline, future coke prices may be subject to significant escalation.

            The Company's requirements for slabs have from time to time exceeded the caster's production capacity and the Company has purchased and may continue to purchase slabs from other sources in order to meet the demand for its products and to maximize the overall production efficiency of its entire operations. At the present time, the Company expects to be able to purchase slabs as and when needed.

            The primary sources of energy used by the Company in its steel manufacturing process are natural gas, oil, coal and electricity. In recent years, the Company has entered into natural gas purchase contracts with gas suppliers and transportation contracts with transmission companies to reduce prices paid for gas. The Company generates a significant amount of electricity and steam for processing operations from a mixture of excess blast furnace gas and natural fuels. The Company continually attempts to conserve and reduce the consumption of energy in its steelmaking operations. A number of the Company's facilities have alternate fuel burning capability. A substantial increase in the Company's energy costs or a shortage in the availability of its sources could have an adverse effect on the Company.

            Management believes that the Company's long term raw materials contracts are at generally competitive terms.


Competition and Other Industry Factors

            The domestic steel industry is a cyclical business with intense competition among producers. Manufacturers of products other than steel, including plastics, aluminum, cardboard, ceramics and glass, have made substantial competitive inroads into traditional steel markets. During recessionary periods, the industry's high level of production capacity relative to demand levels has resulted in the reduction of selling prices across a broad range of products.

            Integrated steelmakers also face increased competition from mini-mills. Mini-mills are efficient, low-cost producers that generally produce steel from scrap in electric furnaces, utilize new technologies, have lower employment costs and target regional markets. Mini-mills historically have produced lower margin bars, rods, wire and other commodity-type steel products not produced by the Company. Recently developed thin cast technology has allowed mini-mills to enter certain of the sheet markets supplied by integrated producers, and certain mini-mills have built, or are building, facilities to do so. Two such facilities have been placed in operation and are competing in the hot rolled, cold rolled and galvanized marketplace, and other entities have announced plans or are in the process of starting such facilities. Escalating prices for scrap (the basic raw material used in melting operations and on which mini-mills are more dependent than integrated steel producers) have increased the operating costs of mini-mills, particularly during the past year. In response, some mini-mills have begun to develop scrap substitution iron-making technologies.

            In response to increased competition, domestic steel producers have invested heavily in new plant and equipment, which has improved efficiency and increased productivity. Many of these improvements are in active service and, together with the achievement of other production efficiencies such as manning and other work rule changes, have tended to lower costs. The Company has responded to competitive cost reduction through its own capital improvement program and cost reduction efforts to achieve operating efficiencies.

            Domestic producers face competition from foreign producers over a broad range of products. Many foreign steel producers are owned, controlled or subsidized by their governments, making these producers subject to influence by political and economic policy considerations as well as the prevailing market conditions. Voluntary restraint arrangements covering 17 steel exporting nations and the European Community, which limited steel imports into the United States market, expired on March 31, 1992. A replacement structure to reduce subsidies and other unfair trade practices by foreign producers has not emerged. In 1992, a number of domestic steel producers filed extensive unfair trade cases covering imports of flat rolled carbon steel products. These cases sought the imposition of anti-dumping and countervailing duties on products alleged to have caused injury to domestic producers. In July 1993, the U.S. International Trade Commission (the "ITC") ruled antidumping and/or countervailing duties should be imposed on imports of galvanized sheet and plate from a number of countries representing the majority of imports, and on cold-rolled sheet from three countries accounting for approximately one-third of total imports. No duties were imposed on hot-rolled sheet imports. A number of these cases were appealed and the rulings made thus far by the Court of International Trade have upheld the ITC decisions. The decisions have not significantly increased the duties for those imports. As a percentage of domestic consumption, steel imports excluding semi-finished products (primarily slabs), were at approximately 16% in 1992 and 1993, but rose to approximately 20% in 1994. Both semi-finished and finished steel imports reached record levels in 1994, as domestic demand expanded rapidly and the domestic steel industry operated in excess of 90% of capacity. The resurgence in the economies of Europe and Asia may lead to reduced import levels from these areas in 1995, while economic uncertainty may lead to higher import levels from the Commonwealth of Independent States and Mexico.

            The Company's primary competitors in sheet products consist of the entire steel industry. The Company's primary TMP competitors in recent years have been USX Corporation, LTV Corporation, Bethlehem Steel Corporation, National Steel Corporation, Wheeling-Pittsburgh Steel Corporation and USS-POSCO Industries.

            The Company experiences strong competition in all its principal markets with respect to price, service and quality.
The Company believes that it competes effectively in all these categories by focusing its marketing efforts on creating strong customer relationships by providing high quality products at competitive prices.


Research and Development

            The Company engages in research and development for the improvement of existing products, the development of new products, and the development of product applications. It also seeks more efficient operating techniques. During 1994, 1993 and 1992, respectively, the Company spent approximately $6.3 million, $5.4 million, and $4.7 million for Company sponsored research and development activities. Expenditures for customer sponsored research have not been material to the Company. The Company operates WEIRTEC (registered trademark), its research and development center specializing in the advancement of steel food and beverage packaging and steel manufacturing processes.
WEIRTEC maintains research and prototype steel packaging manufacturing facilities and analytical laboratory facilities located in Weirton. The facilities are engaged in improving the Company's production and finishing processes for TMP and sheet products. In recent years, WEIRTEC has played a central role in the development of thin-wall, two piece beverage can technology and other products seeking to capitalize on the Company's
production expertise, particularly in coated products.   See
"Principal Products." The Company believes that the scientists, engineers, technicians and the WEIRTEC facilities enhance the Company's technical excellence, product quality and customer service.

            The Company owns a number of patents that relate to a wide variety of products and applications and steel manufacturing processes, has pending a number of patent applications, and has access to other technology through agreements with other companies. The Company believes that none of its patents or licenses, which expire from time to time, or any group of patents or licenses relating to a particular product or process, is of material importance in its overall business. The Company also owns a number of registered trademarks for its products.


Environmental Control

            Compliance. The Company's business operations are subject to extensive federal, state and local laws and regulations governing discharges into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company is also subject to federal and state requirements governing the remediation of environmental contamination associated with past releases of hazardous substances. In recent years, environmental control regulations have been marked by increasingly strict compliance standards. Governmental authorities have the power to enforce compliance with these requirements, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties also may have the right to sue to enforce compliance.

            Company expenditures for environmental control facilities were approximately $3.2 million in 1994, $1.0 million in 1993, and $1.0 million in 1992. For 1995, the Company has budgeted approximately $10.6 million in capital expenditures for environmental control facilities. Given the nature of the steelmaking industry, it can be expected that substantial additional capital expenditures will be required from time to time to permit the Company to remain in compliance with environmental regulations.

            In the past, the Company has resolved environmental compliance issues through consent decrees with certain environmental authorities pursuant to which the Company has paid fines and penalties relating to violations, or alleged violations, of laws and regulations. Those payments have not materially affected the Company's financial position or its cash flow. The Company believes that it is in substantial compliance with the environmental control consent orders and agreements. See the discussion below for recent developments involving the Company's water discharge permit.


            Waste Sites and Proceedings. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, the Environmental Protection Agency (the "EPA") and state regulators generally have authority to impose joint and several liability on waste generators, owners, operators and others with respect to CERCLA sites as potentially responsible parties ("PRPs"), regardless of fault or the legality of the original disposal activity. The Company is entitled to indemnification from National for certain environmental liabilities, including those relating to CERCLA and similar statutes, as more fully described below. The Company believes that National has provided notices to EPA regarding a number of sites as required by CERCLA, some of which had been used by the Division prior to its sale to the Company, and two of which subsequently became the property of the Company. The Company understands that National has been involved, at the request of the EPA or state agencies, in voluntary remedial activities with respect to a number of such sites. Insofar as any of those sites involve liabilities under CERCLA or other environmental laws or regulations for prior Division activities, the Company believes it is fully indemnified by National.

Avenue H Site

            During February 1991, the Company received notification under CERCLA that it may incur or may have incurred a liability as a PRP with respect to a drum site located near Avenue H in Weirton, West Virginia. According to Company records, the drum site is on property owned, but never used, by the Company. Following consultation with appropriate agencies, the Company initiated a voluntary remediation program at the site, which program has been substantially completed. National, under its agreements with the Company, has reimbursed the Company for substantially all remediation expenditures which have approximated $800 thousand.



Hanover Township Site

            In May 1992, the Company received notice from the Pennsylvania Department of Environmental Resources that it was considering a closure plan and post-closure plan for a solid waste landfill facility in Hanover Township, Pennsylvania (the "Hanover Site") operated by Starvaggi Industries Inc. From at least the 1960's through mid-1983, National and, after mid-1983, the Division and the Company disposed of solid wastes at the facility. The Company believes that while it disposed of various materials which were residual to the steelmaking industry, such materials were not classified as hazardous wastes under applicable law. At this time, definitive closure plans and post-closure care plans have not been adopted. National's liability with respect to the closure of this facility is limited to $1.0 million.

Brown's Island

            In January 1993, the Company received a notification from the West Virginia Division of Environmental Protection ("DEP") that four ground water monitoring wells situated at the Division's former coke making facilities on Brown's Island in Hancock County, West Virginia tested in excess of maximum levels established by the EPA and DEP for certain contaminants. The DEP requested the Company to supply it with additional data regarding the site and stated that additional investigation, and possible remediation would be required. The Company and the DEP are discussing the implementation of an enhanced ground water monitoring program for the area. As required by the relevant indemnification agreements, the Company has given notice to National of the DEP communication. The Company believes that National will be responsible for any required remediation.

Potential Multimedia Enforcement

            In December 1993, the Company was informed by the DEP that the EPA was considering initiating a "multimedia" enforcement action against the Company. Multimedia actions involve coordinated enforcement proceedings related to water, air or waste-related issues stemming from a number of federal statutes and rules. In recent years, such actions have resulted in penalties and other commitments being obtained from many of the Company's competitors. If past practices are followed, DEP would issue a new National Pollutant Discharge Elimination System ("NPDES") water discharge permit to the Company and then monitor compliance by the Company before making any recommendation to the EPA concerning a federal enforcement action. Neither compliance with the permit nor a recommendation from DEP that a multimedia enforcement action not be commenced can preclude the EPA from commencing such an action. However, no multimedia enforcement action has been commenced against the Company.

Water Discharge Permitting

            On June 30, 1994, the DEP issued a renewal NPDES permit to the Company for its water discharges. The renewal NPDES permit contains a number of new requirements, including stringent "water quality-based" effluent limitations based on West Virginia regulation (the "Regulation"). The Company does not believe that it can ensure consistent compliance with the new limitations without significant treatment technology and process changes.
Based on the Regulation in its current form and the Company's review to date, the Company is not able to estimate the cost of process changes and facility additions necessary to achieve compliance. The Company has filed an appeal with respect to the renewal NPDES permit.

            In November 1994, the Company joined the West Virginia Manufacturers Association ("WVMA") in seeking modifications of the regulation from the West Virginia legislature. As a result of the Company's efforts, the DEP agreed to grant the Company an additional year to comply with the new standards under the renewal NPDES permit and the Company understands that public hearings will be held on the Regulation with a view toward presenting the Legislature with a proposed modification by August 1995. No assurance can be given that the Company will be successful in the appeal or its attempt to have the Regulation modified.

            For alleged violations in 1994 of both the renewal permit and prior permit, the Company has paid stipulated penalties to the DEP totaling $92,500 pursuant to the terms of consent orders between the Company and the DEP.


Waste Handling and Underground Storage Tank Notice of Violation

            In July 1994, the DEP issued notices of violation and a draft consent order wherein it alleged various violations under the Resource Conservation and Recovery Act ("RCRA") and violations of underground storage tank requirements with proposed penalties aggregating approximately $250 thousand. The Company resolved all underground storage tank issues in a consent order with the DEP which was executed in December 1994, pursuant to a consent order under which the Company paid an administrative settlement of $40 thousand and the Company is awaiting the DEP's response to settlement discussions relating to the balance of the alleged RCRA violations.

            Indemnification. According to the agreements by which the Company acquired the assets of the Division from National, the Company is entitled to indemnification from National for liabilities, including governmental and third-party claims, arising from violations prior to the acquisition, and National is entitled to indemnification from the Company for such items after the acquisition. In addition, the Company, subject to the $1.0 million limitation applicable to the Hanover Site described above, is entitled to reimbursement for clean-up costs related to facilities, equipment or areas involved in the management of solid or hazardous wastes of the Division ("Waste Sites"), as long as the Waste Sites were not used by the Company after the acquisition. Third-party liability claims relating to Waste
Sites are likewise covered by the respective indemnifications.

            The Company's ability to obtain future reimbursement or indemnification relating to environmental claims from National depends, in addition to National's continued financial viability, on the nature of future claims made by the Company, whether the parties can settle outstanding differences relating to indemnification rights and the outcome of any necessary litigation between the Company and National regarding such issues. The Company and National have disagreed as to their respective liabilities for approximately $210 thousand spent to date by the Company to remediate sediments from National's former Brown's Island coke plant.

            The Company does not believe the future costs of environmental compliance will have a material effect on its financial position or on its ability to compete with respect to other integrated domestic steelmakers that are subject to the same environmental requirements. The Company, like its competitors, does not expect to be able to pass on to customers cost increases specifically resulting from compliance with environmental regulations.


Employees

            At December 31, 1994, the Company had 5,565 employees, of whom 4,239 were engaged in the manufacture of steel products, 675 in support services, 124 in sales and marketing activities and 527 in management and administration. The number of employees at December 31, 1994 represented an 8% reduction compared to the prior year end. In 1992, the Company implemented a program, as part of its business strategy, that was designed to reduce its workforce primarily through retirement programs and attrition. Through this program, a workforce reduction of 20.2% was realized from year end 1991 through year end 1994.

            The Company has collective bargaining agreements with the Independent Steelworkers Union, which represents 4,588 employees in bargaining units covering production and maintenance workers, clerical workers, nurses, and the Independent Guard Union, which represents 47 employees. The agreements terminate on September 25, 1996. The Company believes that its compensation structure places a heavier emphasis on profit sharing compared to other major integrated steel producers. This structure tends to cause the wage portion of the Company's employment costs to be relatively higher during periods of profitability and relatively lower during periods of low earnings or losses.

            The Company's most recent labor agreements provide for the payment of bonuses in the gross amount of $3,500 per employee, to be paid in installments over the term of the contracts, but do not provide for wage increases. During the terms of the agreements, the Company's profit sharing plan, which covers substantially all employees, provides for participants to share in the Company's profits each year at a rate equal to 1/3 of the Company's "adjusted net earnings" for that year as defined under the plan, provided its net worth exceeds $100 million. If, however, payment of the full profit sharing amount would reduce the Company's net worth below $100 million, payments are reduced to an amount necessary to maintain the $100 million threshold.
If the Company's net worth is in excess of $250 million, the profit sharing rate increases to 35%. However, if payment of the full profit sharing amount would reduce the Company's net worth below $250 million, payments at this rate would be limited as necessary to maintain the $250 million threshold and the remainder of the payment would be made at the 1/3 rate. For
1994, the Company accrued profit sharing of $17.6 million, which was paid in March 1995. The labor agreements limit the Company's exposure to increased costs of healthcare while providing increased medical coverages through a managed healthcare "point of service" program and a ceiling on the Company's cash basis cost of healthcare for future retirees. The agreements also contain limitations on the Company's ability to reduce its workforce by layoffs, with exceptions for adverse financial, operational, and business circumstances. In addition, the agreements provide for certain improvements in the Company's pension plan.

            On March 16, 1995, the Company filed an action in the United States District Court for the Northern District of West Virginia entitled Weirton Steel Corporation v. Independent Steelworkers Union under Section 301 of the Labor-Management Relations Act of 1947, as amended. The suit alleges that the defendant Independent Steelworkers Union and certain of its employee members conducted an illegal work stoppage at the Company's tin mill on February 19, 1995 in violation of the collective bargaining agreement between the union and the Company. The action seeks a court order directing the parties to utilize the grievance resolution provisions of the bargaining agreement as the exclusive, proper procedure for settling differences and also seeks compensatory damages for the Company's loss of the use of its facility during the stoppage in such amount as the court finds proper.

            From January 1984 until June 1989, the Company was owned in its entirety by its employees through the 1984 ESOP, in which substantially all the employees were participants. In June 1989, the 1984 ESOP completed a public offering of 4.5 million shares of common stock of the Company, which common stock is now listed and traded on the New York Stock Exchange. In connection with the public offering of common stock, the Company also sold
1.8 million shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred") to a new Employee Stock Ownership Plan (the "1989 ESOP") which shares are entitled to ten times the number of votes of the common stock into which it is convertible.


            Substantially all of the Company's employees participate in the two ESOPs which, after giving effect to the above-mentioned and certain other transactions, owned approximately 28% of the issued and outstanding common and substantially all the preferred shares of the Company at March 15, 1995. The common stock and the Series A Preferred owned by the two ESOPs constitute approximately 49.3% of the voting power of the Company's voting stock.



Item 2.  Properties and Facilities

            The Company owns approximately 2,500 acres in the Weirton, West Virginia, area which are devoted to the production and finishing of steel products, research and development, storage, support services and administration. The Company owns trackage and railroad rolling stock for materials movement, water craft for barge docking, power generation facilities and numerous items of heavy industrial equipment. The Company has no material leases for real property. The Company's mill and related facilities are accessible by water, rail and road transportation. The Company believes that its facilities are suitable to its needs and are adequately maintained.

            The Company's operating facilities include four blast furnaces; however, its current operating strategy employs a two blast furnace configuration with an annual hot metal capacity of approximately 2.5 million tons. One currently idled furnace is being refurbished and will replace one operating furnace that is nearing the end of its campaign which is estimated to be in 1996, at which time the Company will undertake a major reline of that furnace. Although the Company does not anticipate operating a three blast furnace configuration in the near term, under this operating scenario, its annual hot metal capacity could be increased to 3.2 million tons. The Company's primary steelmaking facilities also include a sinter plant, and a two vessel BOP with an annual capacity of 3.0 million tons of raw steel based on a two blast furnace operation. In February 1994, the Company completed the installation of a new vessel in its BOP furnace, replacing one that had been in service for nearly 20 years. The Company's primary steelmaking facilities also include a CAS-OB facility, two RH degassers, a four strand continuous caster with an annual slab production capacity of up to 3.0 million tons.
The Company's downstream operations include a hot strip mill with a design capacity of 3.8 million tons, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities. See the "Production and Shipments" section of Item 1 for additional information regarding production capacity and utilization rates.


Item 3.   Legal Proceedings

            On August 9, 1994, the Circuit Court of Hancock County, West Virginia approved the settlement of Godich, et al. v. Elish, et al., and Godich, et al. v. Willkie Farr and Gallagher, et al., stockholder derivative actions. The actions were dismissed upon the payment to the Company by National Union Fire Insurance
Company of Pittsburgh, Pennsylvania, the insurer of the Company's Directors and Officers liability policy of $6.2 million. After deduction of expenses attributable to the prosecution and defense of the action, the proceeds to the Company were approximately
$0.7 million.

            The Company is involved as a defendant or plaintiff in other litigation relating to claims arising out of its operations in the normal course of business. Such claims involving the Company as a defendant are generally covered by insurance. It is management's opinion that any liability resulting from existing litigation would not have a material effect on the Company's business or financial position.




Item 4.     Submission of Matters to a Vote of Security Holders

          None.



                                  PART II

Item 5.     Market for the Registrant's Common Stock and Related
            Security Holder Matters

            As of March 15, 1995, there were 41,986,440 shares of
common stock, $.01 par value ("Common Stock"), outstanding held
by  3,236 stockholders of record.   The principal market for the
Common Stock is the New York Stock Exchange, on which that security has been listed since June 1989.

            Dividends on the Company's Common Stock are paid when and as declared by the Company's Board of Directors. Quarterly cash dividends of $0.16 per share on Common Stock were last paid on December 15, 1990. The payment of future dividends is subject to the applicable provisions of Delaware corporate law governing the
Company and the discretion of the Company's Board of Directors, which in exercising such discretion will consider the financial performance and capital requirements of the Company.

            Under covenants of the indenture covering the Company's 11-1/2% Senior Notes, the Company's ability to pay dividends on its Common Stock is limited as to the payment of aggregate dividends after March 31, 1993, to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from subsequent issuances of certain capital stock less certain allowable payments. As of December 31, 1994, pursuant to this covenant, the Company could pay dividends on its Common Stock of $107.1 million.

            As of March 15, 1995, 11,892,234 shares of Common Stock, or 28.3% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank - North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 7,524 participants who were active or former employees of the Company. In addition, as of March 15, 1995 there were 1,759,764 shares of Series A Preferred Stock outstanding held by 252 stockholders of record. As of that date, United National Bank - North, as Trustee of the Company's 1989 ESOP, was the record owner of 1,748,504 shares of the Series A Preferred Stock, or over 99% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 7,740 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a liquidity preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 votes in all matters presented to the owners of common stock for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under Item 1.

            On September 30, 1994, the Company redeemed 500,000 shares of the Redeemable Preferred Stock, Series B, which was sold in October 1991 to evidence a $25 million investment in the
Company by Cleveland-Cliffs Inc.   The aggregate redemption price
was $25 million.

            The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                 1993               1994             1995 (1)

Quarter        High   Low     High  Low      High   Low
First          7-1/8   3-7/8   11     6-1/4    7-1/4  6-7/8
Second         10      6-1/4   10-7/8 8
Third          9-1/8   5-3/8   10-1/4 7-1/2
Fourth         7-7/8   5-3/4   10-1/8 7-3/4

(1)First Quarter 1995 through 3/15/95



Item 6.  Selected Financial Data

            The information required by this Item is incorporated herein by reference to "Selected Financial and Statistical Data" on page 52 of the Company's 1994 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            The information required by this Item is incorporated herein by reference to pages 23 to 28, inclusive, of the Company's 1994 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


Item 8.     Financial Statements and Supplementary Data

            The financial statements and supplementary data required by this Item are incorporated herein by reference to
pages 29 to   51, inclusive, of the Company's 1994 Annual Report
to Stockholders and are listed in "Item 14.--Exhibits, Financial Statement Schedules and Reports on Form 10-K" hereof. With the exception of the information specifically incorporated by reference, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


Item 9.     Changes in or Disagreements with Accountants on
            Accounting and Financial Disclosure

            None


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Company

            The information required by this item with respect to Directors of the Company is incorporated herein by reference to the caption "Election of Directors" and "Additional Information-Director and Officer Securities Reports" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed filed as part of this report for purposes of this item.

Executive Officers of the Company

            The executive officers of the Company as of March 15,
1995, were as follows:
                             Age at
                            March 15,
         NAME                 1995                  OFFICE

      Herbert Elish                 61                Chairman and Chief
                                                      Executive Officer

      Richard K. Riederer           51                President, Chief
                                                      Operating Officer
                                                      & Chief
                                                      Financial Officer

      James B. Bruhn                54                Executive Vice
                                                      President -
                                                      Commercial

      Craig T. Costello             47                Executive Vice
                                                      President -
                                                      Operations

      William C. Brenneisen         53                Senior Vice
                                                      President
                                                      - Human Resources

      Thomas W. Evans               58                Vice President -
                                                      Materials Management

      David M. Gould                56                Vice President -
                                                      Economic Development

      William R. Kiefer             45                Vice President - Law
                                                      and Secretary

      Mac S. White, Jr.             62                Vice President -
                                                      Engineering

      Narendra M. Pathipati         37                Treasurer

      Earl E. Davis, Jr.            46                Controller

            Unless otherwise indicated below, the executive officers of the Company have held the positions described for at least the last five years.

            Herbert Elish has been Chairman of the Board of Directors and Chief Executive Officer of the Company since July
1987.  He served from July 1987 until January 1995 as President.
He has been a director of the Company since 1983.

            Richard K. Riederer has been President and Chief Operating Officer since January 1995. From September 1994 to January 1995, he was Executive Vice President - Finance and Chief Financial Officer. Prior to that, he served as Vice President and Chief Financial Officer beginning in January 1989. He has been a director of the Company since October 1993.

            James B. Bruhn has been Executive Vice President - Commercial since September 1994. He joined the Company as Vice President - Sales and Marketing - Tin Mill Products in July 1987, and was named Vice President-Tin Mill Products Business in November 1992. He has been a director of the Company since May 1990.

            Craig T. Costello has been Executive Vice President -
Operations since September 1994.  From October 1993 to September
1994, he served as Vice President - Operations. Mr. Costello served as General Manager - Operations from 1988 to 1993.

            William C. Brenneisen has served as the Senior Vice
President - Human Resources since September 1994.  From February
1988 to September 1994, he served as Vice President - Human
Resources.

            Thomas W. Evans has been Vice President - Materials
Management since February 1988.

            David M. Gould was named Vice President - Economic
Development in September 1994.  Mr. Gould previously was Vice
President - Sales and Marketing - Sheet Products from 1983 until
September 1994.

            William R. Kiefer has been the Vice President -Law and Secretary since May 1990. From March 1988 to May 1990 he was
Director - Legal Affairs and Secretary.

            Mac S. White, Jr. has been Vice President - Engineering of the Company since May 1992. From April 1989 to April 1992,
Mr. White was Director of Engineering for the Company.

            Narendra M. Pathipati has served as Treasurer since
August 1991.  From February 1990 to July 1991, he served as
Director of Financial Planning and Analysis for the Company.

            Earl E. Davis, Jr. has served as Controller since May
1994.  From August 1991 to April 1994, he served as Assistant
Controller.  Mr. Davis previously was Director of Internal Audit.



Item 11.  Executive Compensation

            The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

            The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.




Item 13.  Certain Relationships and Related Transactions

            The information required by this Item is incorporated herein by reference to the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.





                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


1. The list of financial statements required to be filed by "Item 8--Financial Statements and Supplementary Data" of this
Annual Report on Form 10-K is as follows:
      Page

      Financial Statements

                  Report of Independent Public Accountants (1)


                  Statements of Income for the years ended
                   December 31, 1994, 1993, and 1992. . .   (1)

                  Balance Sheets as of December 31,
                   1994 and 1993 . . . . . . . . .          (1)
                  Statements of Cash Flows for the years
                   ended December 31, 1994, 1993, and 1992  (1)

                  Notes to Financial Statements. . . . .    (1)

     Supplementary Financial Information                    (1)


(1) Incorporated in this Report by reference from pages 29 to 51, inclusive, of the Company's 1994 Annual Report to
      Stockholders referred to in Exhibit 13.1 below.


2. The list of financial statement schedules required to be filed by "Item 8--Financial Statements and Supplementary Data" of this Annual Report on Form 10-K is as follows:

                    Report of Independent Accountants
                    on Financial Statement
                    Schedules . . . . . . . . . . . . .                  S-1

                    Schedules:
                    I    -  Condensed Financial Information
                         of Registrant                                  S-2


                    II   -  Valuation and Qualifying Accounts            S-3




3.    Exhibits

      The following listing of exhibits are included in this Report or incorporated herein by reference.


      Exhibit 3.1   Restated Certificate of Incorporation of the
                   Company (incorporated by reference to Exhibit
                   3.1 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).

      Exhibit 3.2    Certificate of Amendment to the Restated
                    Certificate of Incorporation of the Company
                    (filed herewith).

     Exhibit 3.3 By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).

      Exhibit 3.4    Amendment to the By-laws of the Company
                     (filed herewith).

      Exhibit 3.5    Certificate of the Designation, Powers,
                    Preferences and Rights of the Convertible
                    Voting Preferred Stock, Series A
               (incorporated by reference to Exhibit 3.2 to the
                   Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed March 28, 1990, Commission File No. 1-10244).

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

      Exhibit 10.19 Employment Agreement between Craig T. Costello and the Company dated July 20, 1993 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed March 30, 1994, Commission File No. 1-10244).

      Exhibit 10.20  Employment Agreement between William R.
                  Kiefer and the Company dated July 21, 1993
                  (incorporated by reference to Exhibit 10.20 to
                   the Company's Annual Report on Form 10-K filed
                    March 30, 1994, Commission File No. 1-10244).


      Exhibit 10.22  Employment Agreement between John H. Walker and the Company dated July 21, 1993 (incorporated
                   by reference to Exhibit 10.22 to
                   the Company's Annual Report on Form 10-K filed
                    March 30, 1994, Commission File No. 1-10244).


      Exhibit 10.23  Employment Agreement between Narendra M.
                    Pathipati and the Company dated December 16,
                    1993 (incorporated by reference to Exhibit
                    10.23 to the Company's Annual Report on Form
                    10-K filed March 30, 1994, Commission File
                    No. 1-10244).


      Exhibit 10.24  Employment Agreement between Mac S. White and the Company dated July 28, 1993 (incorporated by reference to Exhibit 10.24 to the
                  Company's Annual Report on Form 10-K filed March 30, 1994, Commission File No. 1-10244).


      Exhibit 10.25  Amendment dated August 5, 1993 to the
                    Employment Agreement dated July 1, 1990
                  between Herbert Elish and the Company
                   (incorporated by reference to Exhibit 10.25 to
                the Company's Annual Report on Form 10-K filed March 30, 1994, Commission File No. 1-10244).


      Exhibit 10.26  Amendment dated July 19, 1993 to the
                  Employment Agreement dated June 8, 1987 between David M. Gould and the Company (incorporated by reference to Exhibit 10.26 to the Company's
                   Annual Report on Form 10-K filed March 30,
                   1994, Commission File No. 1-10244).

      Exhibit 10.27  Amendment dated July 21, 1993 to the
            Employment Agreement dated June 8, 1987 between William
            C. Brenneisen and the Company (incorporated
             by reference to Exhibit 10.27 to the Company's
              Annual Report on Form 10-K filed March 30,
              1994, Commission File No. 1-10244).

      Exhibit 10.28  Amendment dated July 19, 1993 to the
                  Employment Agreement dated April 21, 1987 between Thomas W. Evans and the Company (incorporated by reference to Exhibit 10.28 to the Company's
                   Annual Report on Form 10-K filed March 30,
                   1994, Commission File No. 1-10244).

      Exhibit 13.1   1994 Annual Report to Stockholders of Weirton
                    Steel Corporation (filed herewith).  Except
                  for those portions of the Annual Report
                   specifically incorporated by reference, such
                        report is furnished for the information of
                  the Securities and Exchange Commission and is not to be deemed filed as part of this Annual
                  Report on Form 10-K.

      Exhibit 22.1   Subsidiaries of the Company (filed
                    herewith).

      Exhibit 24.1   Consent of Arthur Andersen LLP, independent
                    public accountants (filed herewith).

      Exhibit 27     Financial data schedule for year ended
                    December 31, 1994 (filed herewith).




      (b) The Company filed reports on Form 8-K each in reference to Item 5 thereof on April 19, July 11, July 19, and September 13, 1994.

     (c) The exhibits as listed under Item 14.(a)(3), are filed herewith or incorporated herein by reference.

     (d)       The financial statement schedules listed under I
               Item  14.(a)(2), are filed herewith.


                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel
Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.
                                          WEIRTON STEEL CORPORATION

                                    By    /s/ Herbert Elish
                                          Herbert Elish
                                          Chairman of the Board and
                                   Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 30th day of March, 1995.


/s/ Herbert Elish                         /s/ Gordon C. Hurlbert
Herbert Elish                             Gordon C. Hurlbert
Chairman of the Board and                 Director
Chief Executive Officer
(principal executive officer)

/s/ Richard K. Riederer
Richard K. Riederer                       Phillip A. Karber
Director and Chief Operating              Director
Officer (principal financial
officer)

/s/ Earl E. Davis, Jr.                    /s/ Richard F. Schubert
Earl E. Davis, Jr.                        Richard F. Schubert
Controller (principal                     Director
accounting officer)


/s/ Michael Bozic                         /s/ Harvey L. Sperry
Michael Bozic                             Harvey L. Sperry
Director                                  Director


/s/ James B. Bruhn                        /s/ Thomas R. Sturges
James B. Bruhn                            Thomas R. Sturges
Director                                  Director

                                          /s/ David I.J. Wang
Robert J. D'Anniballe, Jr.                David I.J. Wang
Director                                  Director

                                         /s/ Ronald C. Whitaker
Mark G. Glyptis                          Ronald C. Whitaker
Director                                 Director




Arthur Andersen LLP
2100 One PPG Place
Pittsburgh, PA  15222


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Weirton Steel Corporation:

            We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weirton Steel Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1995. Our audit was made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedules listed in the index in Item 14-2(b) of the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   /s/Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania
January 30, 1995


                                      S-1

-----------------------------------------------------------------
WEIRTON STEEL CORPORATION-UNCONSOLIDATED
SEC SCHEDULE I
CONDENSED FINANCIAL STATEMENTS
  OF PARENT COMPANY
UNCONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                       1994        1993
                                      ---------------------
NET SALES(1)                         $1,260,864 $1,201,093
OPERATING COSTS:
  Cost of Sales(1)                    1,136,936  1,105,558
   Discount on Sale of Finance           14,719      5,209

   Receivables to Subsidiary(1)
  Selling, General,                      28,563     31,535
      Administrative
  Depreciation                          46,309     49,113
  Restructuring Charge                    -        17,340
  Provision for profit sharing          17,581       -
  Insurance recoveries to date         (20,000)      -
                                      ---------  ---------
   Total Operating Costs             1,224,108  1,208,755
                                      ---------  ---------
INCOME(LOSS) FROM OPERATIONS            36,756     (7,662)

Adjustment to carrying value
  of damaged facility                   44,746       -
OTHER INCOME(EXPENSE):
  Interest Expense                     (49,260)   (52,634)
  Interest Income                        6,330      2,737
  Dividends Received from                5,529      2,168
    Subsidiary(2)
                                      ---------  ---------
    Net Other Expense                  (37,401)   (47,729)

                                      ---------  ---------
INCOME(LOSS)BEFORE ESOP CONTR.          44,101    (55,391)
    ESOP Contribution                    2,610      2,610

                                       ---------  ---------

INCOME(LOSS)BEFORE INCOME TAX          41,491    (58,001)
  Income Tax Provision (benefit)        6,484    (13,988)
                                      ---------  ---------
INCOME(LOSS)BEF. EXTRAORDINARY         35,007    (44,013)
  Extraordinary item-loss on
  early extinguishment of debt          3,851      6,549
                                     ---------  ---------
INCOME(LOSS) BEF.CUMULATIVE            31,156    (50,562)

  EFFECT OF ACCOUNTING CHANGES
  Cumulative effect on prior               -      (179,803)
  years of accounting changes
                                      ---------  ---------
NET INCOME(LOSS)                     $ 31,156  $(230,365)
                                     =========  =========

(1)  Excludes net sales of
finance receivables to sub-
sidiary that are eliminated
in consolidation.

(2) Amounts eliminated in
     consolidation.

NET INCOME(LOSS)                   $   31,156  $(230,365)
 Less:  Preferred stock dividend        2,339      3,125

       requirement                    ---------  ---------
NET INCOME(LOSS) APPLICABLE        $   28,817  $(233,490)
  TO COMMON SHARES                   =========  =========

PER SHARE DATA:
  Weighted average number of           34,470     26,473
  common shares and equivalents
  Income(loss) per common share        $ 0.95     $(1.78)

  before extraoridnary item
  Extraordinary item                   (0.11)     (0.25)
                                     ---------  ---------

  Income(loss) per common share         0.84      (2.03)
  before cumulative effect on
  prior years of acctg.changes
  Cumulative effect of                   -        (6.79)
    accounting changes                ---------  ---------
NET INCOME(LOSS) PER COMMON           $    0.84  $   (8.82)
  SHARE                               ========   ========


WEIRTON STEEL CORPORATION-UNCONSOLIDATED
SEC SCHEDULE I
CONDENSED FINANCIAL STATEMENTS
  OF PARENT COMPANY
UNCONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share amount)
                                    1994         1993
                                  -------      -------
ASSETS:
Current Assets:
Cash, and equivalents,           $  57,221  $   76,805
  includes restricted cash of
  $1022 and $602, respectively
Receivables, less allowances        19,147      22,286
  $6,405 and $5,719,
  respectively(2)
Inventories:
  Raw materials                    100,319      74,766
  Work-in-process                   89,106      74,109
  Finished goods                    81,093      93,784
Deferred income taxes               42,570      25,732
Other current assets                 7,871       4,142
                                    --------  ---------
  Total current assets              397,327     371,624
Property, plant, and                588,903     523,728
  equipment, net
Investment in Weirton               111,094     116,913
  Receivables, Inc.
Intangible asset                     17,213      91,289
Deferred income taxes                98,493     117,990
Other assets and deferred            12,761      18,050
  charges                            ------    ---------
  Total Assets                  $1,225,791  $1,239,594
                                 ========    =========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Liabilities:
Current liabilities:              $           $
Payables                           136,038     109,937
Employment costs                    84,487      66,519
Pension liability                     -         20,394
Other                               36,514      31,189
                                   --------   --------
  Total current liabilities        257,039     228,038
Long term debt obligations         394,505     495,252
Long term pension obligation        68,093     142,894
Postretirement benefits other      316,185     308,985
  than pensions
Other long term liabilities         31,429      30,188
                                  ---------  ---------
  Total Liabilities               1,067,251   1,205,358

(2) Includes $16,722 and $5,367,
respectively of receivables from
subsidiary that are eliminated
in consolidation.
Redeemable Stock                    14,485      36,721

Stockholders' Equity:
Common stock, $.01 par value;          420         267
  50,000,000 and 30,000,000
  shares authorized;
  42,027,405, and 26,719,752
  shares issued
Additional paid-in capital          452,746     335,776
Retained earnings                  (308,839)   (337,656)
Other stockholders' equity             (272)       (872)
                                     -------  ---------
  Total Stockholders' Equity         144,055      (2,485)
            (Deficit)                -------  ---------
Total Liabilities, Redeemable     $1,225,791  $1,239,594
  Stock and Stockholders' Equity   =========  =========


WEIRTON STEEL CORPORATION-UNCONSOLIDATED
SEC SCHEDULE I
CONDENSED FINANCIAL STATEMENTS
  OF PARENT COMPANY
UNCONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                       1994      1993
                                    -------   -------
NET CASH PROVIDED BY               $ 44,010  $160,651
  OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Expenditures for property,        (67,067)  (13,324)
     plant and equipment
  Investment in Weirton               5,819  (116,913)
    Receivables, Inc.              ---------  ---------
Net cash used by investing          (61,248) (130,237)
  activities

CASH FLOWS FROM FINANCING
    ACTIVITIES:

  Repayments of debt obligations   (101,101) (148,114)
  Proceeds from issuance of debt       -      140,000
    obligations
  Proceeds from issuance of         116,087    -
     common stock
  Redemption of preferred           (25,000)     -
     stock, Series B
  Other                               7,668    (6,690)
                                    -------    --------
Net cash used by                    ( 2,346)  (14,804)
   financing activities

NET CHANGE IN CASH AND EQUIVALENTS   (19,584) 15,610
CASH AND EQUIVALENTS AT BEGINNING     76,805  61,195
OF PERIOD                            ------   -------
CASH AND EQUIVALENTS AT END OF      $57,221  $76,805
   PERIOD                            =====    ======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of interest      52,091   47,311
    capitalized
  Income taxes paid (refunded)          -       1,779
  Dividends received from Weirton      5,181    2,166
    Receivables, Inc.

                                   S-2

-----------------------------------------------------------------

SEC SCHEDULE II
WEIRTON STEEL CORPORATION and SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31, 1994
(Dollars in thousands)


Description     Balance                Deductions   Balance
                at beg. of   Charged     from       at end
                period      to expense   Reserves   of period
-----------     ----------  ---------  -----------  ---------
1994
Allowance for      $5,719      $17,302     $16,616     $6,405
Doubtful accts,
Discounts, Clms
and Allowances

Valuation allow-
ance for defrd
tax assets         50,768        -           8,128     42,640

1993
Allowance for      $5,545      $16,346     $16,172     $5,719
Doubtful accnts
Discounts, Clms
and Allowances

Valuation allow-     -          50,768       -        50,768
ance for defrd
tax assets

1992
Allowance for     $8,339      $19,935     $22,729     $5,545
Doubtful accnts
Discounts, Clms
and Allowances

                                       S-3