Form 10-Q
period 1995-03-31
WEIRTON STEEL CORP
filed 1995-05-15
CIK 849979

First Quarter 1995

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 1995.

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 30, 1995 was 42,018,485.



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME-Unaudited
(Dollars in thousands, except per share data)
                                               Three Months Ended
                                                   March 31,
                                               1995        1994
                                               -------------------
NET SALES                                      $354,686     $325,164
OPERATING COSTS:
  Cost of Sales                                 299,185      288,445
  Selling, General, Administrative                8,206        7,906
  Depreciation                                   15,135       12,284
  Provision for profit sharing                   16,072         -
  Insurance recoveries                          (34,000)        -
                                                 -------    -------
  Total Operating Costs                         304,598      308,635
                                                -------     --------
INCOME FROM OPERATIONS                           50,088       16,529
OTHER INCOME(EXPENSE):
  Interest Expense                              (10,502)     (13,083)
  Interest Income                                   911          737
  Net Other Income(Expense)                     ( 9,591)     (12,346)
                                               --------     --------
INCOME BEFORE ESOP CONTRIBUTION                  40,497        4,183
  ESOP Contribution                                 653          653
INCOME BEFORE INCOME TAXES                       39,844        3,530
  Income Tax provision                            7,701          671
                                               --------     --------
NET INCOME                                       32,143        2,859
                                               ========     =======
Less:  Preferred stock dividend                    -             781
       requirement                             --------     --------
NET INCOME APPLICABLE TO COMMON SHARES         $ 32,143      $ 2,078
                                               ========     ========
PER SHARE DATA:
  Weighted average number of                     43,764       28,461
  common shares and equivalents
  Net Income per common share                  $   0.73      $  0.07
                                                 =======    =======

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS - Unaudited
(Dollars in thousands, except per share amount)
                                       March 31, 1995      December 31, 1994
                                    ------------------     -----------------

ASSETS:
Cash and equivalents,                    $  82,262            $  62,905
  includes restricted cash of
  $1336 and $1329, respectively
Notes and Accounts Receivable,             149,610              131,902
  less allowances of $6,754
  and $6,405, respectively
Inventories                                245,471              270,518
Deferred income taxes                       45,762               42,570
Other Current Assets                        12,359                5,603
                                         ------------       -----------
  Total Current Assets                     535,464              513,498
Property, Plant, and                       578,907              588,903
  Equipment, net
Intangible Assets                           17,213               17,213
Deferred Income Taxes                       90,174               98,493
Other Assets and Deferred                   11,990               12,813
  Charges                                ----------           ---------
  Total Assets                           $1,233,748          $1,230,920
                                         ============        ===========
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Liabilities:
Current Liabilities                         214,227            257,039
Long term Debt obligations                  394,533            394,505
Long term Pension Obligation                 75,593             68,093
Postretirement Benefits Other               318,143            316,185
  Than Pensions
Other Long-term Liabilities                  34,832             31,429
                                         ------------         -----------
  Total Liabilities                       1,037,328          1,067,251

Redeemable Stock:                            15,118             14,485

Stockholders' Equity:
Common Stock, $.01 par value;                   423                420
  50,000,000 shares authorized;
  42,375,445 and 42,027,405
  shares issued, respectively
Additional Paid-in Capital                  454,099            452,746
Retained Earnings                          (271,568)          (303,710)
Other Stockholders' Equity                   (1,652)              (272)
                                         ------------        -----------
  Total Stockholders' Equity                181,302            149,184
                                         ------------        -----------
Total Liabilities, Redeemable
  Stock and Stockholders' Equity         $1,233,748         $1,230,920

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)
                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                     1995          1994
                                                     -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 24,310   $ 21,351
- -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
- -----------------------------------------
  EXPENDITURES FOR PROPERTY, PLANT AND                 (7,141)   (3,965)
     EQUIPMENT

CASH FLOWS FROM FINANCING ACTIVITIES
- -----------------------------------------
  DIVIDENDS PAID                                        -            (781)
  OTHER, principally net book overdrafts               2,188        5,592
                                                     --------     --------
NET CASH PROVIDED (USED) BY FINANCING                  2,188        4,811
        ACTIVITIES                                   --------     -------
NET CHANGE IN CASH AND EQUIVALENTS                    19,357       22,197
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           62,905       89,002
                                                     --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD               $ 82,262     $111,199
                                                     --------     --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  INTEREST PAID,NET OF INTEREST CAPITALIZED          $ 2,480    $ 7,554
  INCOME TAXES PAID                                      153      -


The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands of dollars, or in millions of dollars where indicated)

Note 1
BASIS OF PRESENTATION


            The Consolidated Condensed Financial Statements presented herein are unaudited and Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Registrant's 1994 Annual Report on Form 10-K.

            Certain portions of the prior period's financial statements have been reclassified where necessary to conform to the presentation used in the current period.


Note 2
INVENTORIES

         Inventories consisted of the following at March 31, 1995 and December 31, 1994:

                   March 31,      December 31,
                      1995                1994
                  ____________     ___________
Raw materials     $  66,982          $ 100,319
Work-in-process      84,556             89,106
Finished goods       93,933             81,093
                  ___________        _________
                  $ 245,471          $ 270,518


Note 3
EARNINGS PER SHARE

        The weighted average number of common and equivalent shares used in the computations of earnings per share were 43,764,379 and 28,460,993 for the three months ended March 31, 1995 and 1994, respectively.



Note 4
MAJOR DAMAGE TO FACILITY

      During the first quarter of 1995, the Registrant's results of operations included the recognition of $34 million insurance recoveries relating to a business interruption claim regarding the fire which occurred at the No. 9 Tandem Mill in April 1994. With the receipt of these proceeds, the total to date received under business interruption is $54 million, after consideration of a $5 million deductible. The Registrant is currently pursuing the final settlement of its claim under its property damage coverage.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis of the Registrant's financial condition and results of operations should be read together with the consolidated condensed financial statements and notes thereto. For the periods ended March 31, 1995 and December 31, 1994, the consolidated financial statements of Weirton Steel Corporation include the accounts of its wholly-owned subsidiary Weirton Receivables, Inc. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1994

      In the first quarter of 1995, the Registrant recognized net income of $32.1 million, or $0.73 per share, compared to net income of $2.1 million, or $0.07 per share, for the same period in 1994.

      Net sales in the first quarter of 1995 increased $29.5 million, or 9.1%, to $354.7 million from $325.2 million in the first quarter of 1994. Total shipments in the first quarter of 1995 of 705 thousand tons represented an increase of 7.5% over 1994's first quarter total shipments of 656 thousand tons.

      Demand for the Registrant's sheet products remained strong in the first quarter of 1995, especially for its hot rolled products. Shipments of hot rolled products increased by 68.7 thousand tons, or 33.5%, with smaller volume increases for both cold rolled and galvanized products. These higher volumes resulted in total sheet product shipments increasing by 15.3% in the first quarter of 1995 compared to the same quarter in 1994 and resulted in increased revenues between the two periods of $22.8 million.

      Increased demand for the Registrant's sheet products resulted in the realization of higher selling prices across the product line in general, and hot rolled and galvanized in particular. Revenues in the first quarter of 1995 were favorably affected by $13.3 million as a result of higher selling prices compared to the same quarter last year. Changes in customer mix also favorably affected sheet product revenues by $2.1 million between the two periods.

      TMP shipments were 180.2 thousand tons, or 8.7%, lower in the 1995 first quarter due to the Registrant's product mix resulting in a decrease in TMP revenues of $12.3 million compared to the first quarter of 1994.

      Higher selling prices for TMP increased revenues by $4.0
million, while changes in customer mix lowered revenues by $0.4 million in the first quarter of 1995 compared to the same quarter last year.


      The Registrant continues to apply its strategic program to reduce a broad range of production costs, lower spending and improve yields. The program includes workforce reductions which were approximately 18% from mid-1992 through year end 1994. The Registrant's capital improvement program has lowered operating costs by providing greater production yields and generally improved performance at several operating units, including its blast furnaces, continuous caster, hot mill and sheet mill operations. Several of these units have achieved production records since completion of the capital program. The cost reduction and capital improvement programs have more than offset higher energy, labor, and retiree healthcare costs. The result has been a steady improvement in operating performance.



(Dollars in thousands,             First  Quarter
  except per ton data)             1995      1994
Operating Costs                  $304,598  $308,635
Add: Insurance recovery            34,000      -
Less: Profit sharing              (16,072)     -
                                  -------   -------
                                 $322,526  $308,635
Shipments in tons                 705,000   656,000
                                  -------   -------
 Operating Cost per Ton             $457      $470


      Primarily changes in product mix, coupled with improved operating results offset by increased raw material and energy costs, contributed to a $13 per ton reduction in operating costs in the first quarter of 1995 compared to the same quarter last year.


      In its continuing efforts to improve profit margins and operating efficiency, the Registrant has focused its attention on improving the performance of its finishing operations, specifically that of its tin mill.

      The Registrant's interest expense was $2.6 million, or 20%, lower in the first quarter of 1995 compared to the same period last year due to the reduction of long term debt accomplished in late 1994 by applying the proceeds from a public sale of common stock.


LIQUIDITY AND CAPITAL RESOURCES


      The Registrant's cash and equivalents of $82.3 million at March 31, 1995 was higher than the $62.9 million on hand at December 31, 1994, primarily due to insurance recoveries received upon settlement of the No. 9 Tandem Mill business interruption claim. Net investing activities totalled $7.1 million.

      The Registrant's capitalization includes three main elements: long term debt obligations, redeemable stock, and stockholders' equity. Such capitalization is shown below from January 1, 1994 through March 31, 1995:


                              March 31,  % of    Jan.1,   % of
(Dollars in millions)           1995     Total    1994   Total
                              ________  _______   ____   _____
Long-term debt,               $394.5      67%    $495.3   93%
 including current portion
Redeemable stock                15.1       2       36.7    7
Stockholders' equity           181.3      31       (1.4)   -
                              ________  _______   _____   ____
  Total Capitalization        $590.9     100%    $530.6  100%


      The issuance of 15.0 million shares of the Registrant's common stock in the third quarter of 1994, and the subsequent application of the majority of the net proceeds thereof plus certain amounts of cash on hand, has significantly improved the Registrant's financial leverage and has provided greater financial flexibility. Stockholders' equity has improved from profits generated during this time period of $67.3 million in addition to the proceeds from the public stock sale.

      The Registrant has in place, through a subsidiary, Weirton Receivables, Inc., a receivables participation agreement that provides for a total commitment by the participating banks of up to $85 million, including a letter of credit subfacility of up to $25 million. As of March 31, 1995, and December 31, 1994, while no funded participation interests had been sold under the facility, $3.1 million in letters of credit under the subfacility were in place at such dates. Based upon the Registrant's available cash on hand at March 31, 1995, and the amount of cash it anticipates will be provided from operating activities in the near term, the Registrant does not expect to utilize its short term facility. As such, it does not expect the subsidiary to sell participation interests to the banks in the near term. At March 31, 1995, and December 31, 1994, after reductions for amounts in place under the letter of credit subfacility, the base amount available for cash sales was approximately $81.9 million and $81.7 million, respectively. The Registrant does not have any scheduled cash requirements related to its long term debt obligations until 1998 when the remaining outstanding portion of its 11-1/2% Senior Notes become due. The receivables participation agreement expires August 24, 1997.

      The Registrant has net deferred tax assets which total $135.9 million at March 31, 1995, and represent the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences, all of which is available to reduce the Registrant's cash requirements for the payment of future Federal regular income tax. The Registrant anticipates it will be subject to cash requirements under Federal alternative minimum tax during the balance of 1995. At March 31, 1995, the Registrant has recognized a current income tax payable of $7 million related to this requirement.


INVESTMENT IN FACILITIES

      Capital expenditures for the first quarter of 1995 totalled $7.1 million. The Registrant expects capital spending for 1995 to approximate $68.5 million, which includes an estimated $10 million for materials for a major blast furnace reline set for early 1996. The Registrant expects to fund these improvements from cash on hand and cash generated from operations.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On March 16, 1995, the Registrant filed a claim in the United States District Court for the Northern District of West Virginia against the Independent Steelworkers Union (the "ISU"), which represents the hourly and salary clerical workforce, under Section 301 of the Labor-Management Relations Act of 1947 following a work stoppage that occurred in the Registrant's Tin Mill in February 1995. The ISU labor agreement provides, in relevant part, for a grievance and binding arbitration procedure and prohibits work stoppages or interruptions of work during its term. The ISU filed its answer and counterclaim against the Registrant on April 5, 1995. The Registrant filed a motion to dismiss the counterclaim on April 27, 1995. The parties are presently engaged in the discovery process.



ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27. - Financial Data Schedule for three months ended March 31, 1995.

(b)      Reports on Form 8-K

         The Registrant filed a report on Form 8-K on January 30,
         1995 containing information pursuant to Item 5 thereof.


                                   SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

WEIRTON STEEL CORPORATION
Registrant


By  /s/ Earl E. Davis


    Earl E. Davis
    Controller
    (Principal Accounting Officer)
    May 15, 1995