Form 10-Q
period 1995-06-30
WEIRTON STEEL CORP
filed 1995-07-27
CIK 849979

Second Quarter 1995

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of June 30, 1995 was 42,018,485.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME-Unaudited
(Dollars in thousands, except per share data)
                                               Three Months Ended
                                                   June  30,
                                                1995        1994
                                               -------------------
NET SALES                                      $319,048     $335,488
OPERATING COSTS:
  Cost of sales                                 273,986      311,856
  Selling, general, administrative                8,678        7,689
  Depreciation                                   14,831       13,050
  Provision for profit sharing                    3,088        -
  Insurance recoveries                           (7,502)       -
                                               --------    --------
  Total operating costs                         293,081      332,595
                                                --------    --------
INCOME FROM OPERATIONS                           25,967        2,893
Unusual Item  --                                  -           32,543
  Adjustment to carrying value
  of damaged facility
OTHER INCOME(EXPENSE):
  Interest expense                              (10,437)     (12,964)
  Interest income                                 1,139        1,189
  Net other expense                             ( 9,298)     (11,775)
                                                --------     --------
Income before ESOP contr.                        16,669       23,661
  ESOP contribution                                 652         652
Income before income tax                         16,017      23,009
  Income tax provision(benefit)                   3,123       4,372
                                                --------     --------
Income before extraordinary items              $ 12,894    $ 18,637
  Loss on early extinguishment of debt            6,718       -
                                                -------     -------
Net Income                                     $  6,176    $ 18,637
Less:  Preferred stock dividend                     -           781
       requirement                             --------    --------
Net Income applicable to                       $  6,176    $ 17,856
         common shares                         =========    =======
PER SHARE DATA:
  Weighted average number of                     43,757      28,515
  common shares and equivalents
  Net income before extraordinary items         $  0.29     $  0.63
  Loss on early extinguishment of debt           (0.15)        -
                                                  -----       -----
Net income per common share                    $  0.14     $  0.63
                                                 =====       =====

                                                   Six Months Ended
                                                      June  30,
                                                  1995        1994
                                                 -------------------
NET SALES                                         $673,734   $660,652
OPERATING COSTS:
  Cost of sales                                    573,171    600,301
  Selling, general, administrative                  16,884     15,595
  Depreciation                                      29,966     25,334
  Provision for profit sharing                      19,160        -
  Insurance recoveries                             (41,502)       -
                                                   --------    -------
  Total operating costs                            597,679    641,230
                                                   --------   --------
Income from operations                              76,055     19,422
Unusual Item--                                        -        32,543
  Adjustment to carrying value
  of damaged facility
OTHER INCOME(EXPENSE):
  Interest expense                                 (20,939)   (26,047)
  Interest income                                    2,050      1,926
  Net other expense                                (18,889)   (24,121)
                                                  --------    --------
Income before ESOP contrib.                         57,166     27,844
  ESOP contribution                                  1,305      1,305
Income before income taxes                          55,861     26,539
  Income tax provision                              10,824      5,043
                                                   --------   --------
Income before extraordinary items                   45,037     21,496
  Loss on early extinguishment of debt               6,718       -
                                                   -------     -------
Net Income                                        $ 38,319   $ 21,496

Less:  Preferred stock dividend                       -         1,562
       requirement                                 --------   --------
Net income applicable to                          $ 38,319   $ 19,934
         common shares                              =======  =========
PER SHARE DATA:
  Weighted average number of                        43,761     28,469
  common shares and equivalents
Income per share before extraordinary items       $  1.03      $ 0.70
  Loss on early extinguishment of debt              (0.15)        -
                                                   -------      ------
  Net income per common share                     $  0.88      $ 0.70
                                                   ========   ========

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS -
(Dollars in thousands, except per share amount)
                                     June 30, 1995   December 31, 1994
                                    -----------------------------------
                                     (Unaudited)
ASSETS:
Current assets:
Cash and equivalents,                  $ 102,999      $  62,905
  includes restricted cash of
  $1452 and $1329, respectively
Notes and accounts receivable,           126,141        131,902
  less allowances of $6,647
  and $6,405, respectively
Inventories                              280,349        270,518
Deferred income tax                       45,762         42,570
Other current assets                      11,972          5,603
                                       ---------       ---------
  Total current assets                   567,223        513,498
Property, plant, and                     576,147        588,903
  equipment, net
Intangible asset                          17,213         17,213
Deferred income taxes                     86,743         98,493
Other assets and deferred                 14,340         12,813
  charges                             ----------         ---------
  TOTAL ASSETS                        $1,261,666      $1,230,920
                                       =========       =========
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Current liabilities                      217,444         257,039
Long term debt                           407,792         394,505
Long term pension obligations             59,658          68,093
Postretirement benefits other            320,693         316,185
  than pensions
Other long term liabilities               52,891          31,429
                                      ------------     ----------
  TOTAL LIABILITIES                    1,058,478       1,067,251
REDEEMABLE STOCK:                         15,710          14,485

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value;                423             420
  50,000,000 shares authorized;
  42,375,445 and 42,027,405
  shares issued, respectively
Additional paid-in capital               454,099         452,746
Retained earnings                       (265,391)       (303,710)
Other stockholders' equity                (1,653)           (272)
                                        ----------      --------
  TOTAL STOCKHOLDERS' EQUITY             187,478         149,184
                                         ----------     --------
TOTAL LIABILITIES, REDEEMABLE          $1,261,666      $1,230,920
  STOCK AND STOCKHOLDERS' EQUITY        ===========     ==========

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)
                                                 SIX MONTHS ENDED
                                                    JUNE  30,
                                                 1995        1994
                                                 -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 41,693     $ 95,406
- -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
- -----------------------------------------
  Expenditures for property, plant and            (19,211)     (7,257)
     equipment

CASH FLOWS FROM FINANCING ACTIVITIES
- -----------------------------------------
  Increase in term debt                           125,000        -
  Reduction in term debt                         (112,000)       -
  Dividends paid                                     -         (1,562)
  Other, principally net book overdrafts            4,612      (3,405)
- ----------------
NET CASH USED BY FINANCING ACTIVITIES              17,612      (4,967)
                                                 --------     --------
NET CHANGE IN CASH AND EQUIVALENTS                 40,094      83,182
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        62,905      89,002
- ----------------
CASH AND EQUIVALENTS AT END OF PERIOD             102,999     172,184
- ----------------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid, net of interest capitalized       $22,971     $25,824
 Income taxes paid                                  5,193       -

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands of dollars, or in millions of dollars where indicated)

Note 1
BASIS OF PRESENTATION


          The Consolidated Condensed Financial Statements presented herein are unaudited. Weirton Steel Corporation and its wholly-owned subsidiary, Weirton Receivables, Inc. are hereafter referred to as the "Registrant." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Although the Registrant believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Registrant's 1994 Annual Report on Form 10-K.

        Certain portions of the prior period's financial statements have been reclassified where necessary to conform to the presentation used in the current period.


Note 2
INVENTORIES

       Inventories consisted of the following at June 30, 1995 and December 31, 1994:

                              June 30,          December 31,
                                1995                   1994
Raw materials                   $ 78,249           $100,319
Work-in-process                   90,129             89,106
Finished goods                   111,971             81,093
                                $280,349           $270,518

Note 3
EARNINGS PER SHARE

      The weighted average number of common and equivalent shares used in the computations of earnings per share were 43,757,259 and 28,515,033 for the three month periods ended June 30, 1995 and 1994, and 43,760,799 and 28,468,635 for the six month periods ended June 30, 1995 and 1994, respectively.

Note 4
INSURANCE CLAIMS

         In March of 1991, the Registrant experienced an outage at its hot strip mill as a result of an explosion of a reversing rougher roller. The Registrant subsequently filed a claim seeking recovery pursuant to its business interruption insurance coverage. Such claim was settled in the second quarter of 1995 when the registrant received an insurance recovery in the net amount of $7.5 million.


       On April 6, 1994, the Registrant's No. 9 Tandem Mill (the 'No. 9 Tandem') sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility typically supplied approximately 70% to 80% of the steel coils further processed by the Registrant's tin plating operations. The Registrant has since rebuilt the No. 9 Tandem. Start-up operations began in October 1994 and the No. 9 Tandem was returned to full production in the first quarter of 1995. The Registrant maintains insurance coverage for both property damage and business interruption applicable to the No.9 Tandem and had filed claims with its carrier for recoveries under both
types of coverage.   During the first six months of 1995, the Registrant's
results of operations were favorably affected by the recognition of $34 million related to recoveries under its business interruption coverage regarding the damage to the No. 9 Tandem Mill, bringing the total amount recovered by the Registrant to date for this claim to $54 million. The Registrant is required to recognize a new cost basis for property damage insurance recoveries with respect to the No. 9 Tandem which resulted in the recognition of a pretax gain in the first half of 1994 in the amount of $32.5 million. The Registrant has received $44.7 million in recoveries to date and is continuing to pursue the final settlement of its claim for property damage to the No. 9 Tandem.


Note 5
FINANCING ARRANGEMENTS

                                        June 30,           December 31,
                                          1995                  1994
Debt obligations:
   10-3/4% Senior notes due 2005        $125,000             $  -
   11-1/2% Senior notes due 1998          77,150              107,150
   10-7/8% Senior notes due 1999         149,749              231,749
    8-5/8% Pollution Control Bonds
           due 2014                       56,300               56,300
   Unamortized debt discount                (407)                (694)
                                         --------             --------
   Total debt obligations                407,792              394,505
                                        =========            =========

         On June 12, 1995, the Registrant issued and sold $125 million of its Senior Notes through an underwritten private placement. These unsecured senior notes bear interest at 10-3/4% per annum, mature June 1, 2005, are senior to the Registrant's Pollution Control Bonds and rank pari passu with the 10-7/8% and 11-1/2% Senior Notes due 1999 and 1998, respectively. The net proceeds to the Registrant were approximately $121 million. The Registrant used $118.8 million of the proceeds to retire approximately $30 million aggregate principal amount of its 11-1/2% Senior Notes and approximately $82 million aggregate principal amount of its 10-7/8% Senior Notes. The Registrant's second quarter results reflect an after tax extraordinary charge of $6.7 million for costs of repurchasing the 10-7/8% and 11-1/2% Senior Notes.

       In conjunction with the sale of the 10-3/4% Senior Notes, the Registrant entered into a Registration Rights Agreement under which the Registrant agreed
(i) to file with the SEC within 45 days from the issue date, and to use its reasonable best efforts to cause to become effective within 135 days of the issue date of the 10-3/4% Senior Notes, a registration statement relating to an offer to exchange the previously issued 10-3/4% Senior Notes for notes which will be identical in all material respects except the exchange notes will not contain terms with respect to transfer restrictions, and (ii) upon the registration statement being declared effective by the SEC, to offer the exchange notes in exchange for the 10-3/4% Senior Notes. In the event that the Registrant does not comply with its registration obligations in a timely manner, then the per annum interest rate on the 10-3/4% Senior Notes will increase by 0.5% for the period from the occurrence of such default until such time as a Registration Statement applicable to the 10-3/4% Senior Notes is in effect. The Registrant anticipates it will meet its registration obligations with respect to the exchange offer.


     The indenture governing the 10-3/4% Senior Notes contains certain covenants that limit, among other things, the incurrence of additional indebtedness, the declaration and payment of dividends and distributions on the Registrant's capital stock, as well as mergers, consolidations, restrictions on disposition of assets of the Registrant, limitations on transactions with affiliates and limitations on sale and leaseback transactions. Under covenants affecting the Registrant's ability to pay dividends on its common stock, the Registrant is limited as to the payment of aggregate dividends after March 31, 1993, to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Registrant's cumulative consolidated net income since March 31, 1993, plus the net proceeds from issuances of certain capital stock less $25.0 million related to the Registrant's redemption of its Series B Preferred Stock in the third quarter of 1994. As of June 30, 1995, pursuant to this covenant, the Registrant's ability to pay dividends on its common stock was limited to $137.6 million. Upon the occurrence of a change in control, as defined under the indenture, holders of the 10-3/4% senior notes will have the right to require the Registrant to repurchase all or any part of such holder's outstanding notes at 101% of the principal amount thereof, together with accrued interest thereon to the repurchase date.

         Additionally, the Registrant solicited the consent from the remaining holders of its 11-1/2% Senior Notes to modify certain covenants in the indenture governing such notes with the objective of providing uniformity in the covenants contained in the indentures governing the Registrant's 10-3/4% and 11-1/2% Senior Notes. The required majority of the holders of the 11-1/2% Senior
Notes have approved the amendment of the indenture.



RECEIVABLES PARTICIPATION AGREEMENT:

     Early in the third quarter of 1995, the Registrant's $85 million accounts receivable sales facility was extended to April 30, 2000.


ITEM 2.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis of the Registrant's financial condition and results of operations should be read together with the consolidated condensed financial statements and notes thereto. For the periods ended June 30, 1995 and December 31, 1994, the consolidated financial statements of Weirton Steel Corporation include the accounts of its wholly-owned subsidiary Weirton Receivables, Inc. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."


RESULTS OF OPERATIONS

       On April 6, 1994, the Registrant's No. 9 Tandem Mill (the "No. 9 Tandem") sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility typically supplied approximately 70% to 80% of the steel coils further processed by the Registrant's tin and chrome plating operations. The Registrant began rebuilding and repair operations immediately to restore the No. 9 Tandem. Startup operations began in October 1994 and it was returned to full production in the first quarter of 1995. While the No. 9 Tandem was out of service during 1994, the Registrant increased the cold rolling output of its remaining facilities. The Registrant also compensated for the reduction in cold rolling capacity by increasing its sales of hot rolled products.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1994

         In the second quarter of 1995, the Registrant had net income of $6.2 million, or $0.14 per share, compared to net income of $17.9 million, or $0.63 per share, for the same period in 1994. The net results for the second quarter of 1995 were favorably affected by a $7.5 million pretax adjustment to recognize the settlement of a business interruption insurance claim related to an outage at the Registrant's hot strip mill in March 1991, caused by an explosion of a reversing rougher roller. The net results for the 1995 second quarter were adversely affected by an extraordinary charge of $6.7 million for costs of refinancing a portion of the Registrant's Senior Note obligations. The net results for the second quarter of 1994 includes a pretax favorable adjustment of $32.5 million related to the recognition of a new cost basis for the amount of property insurance recovery with respect to a claim for the damage to the No. 9 Tandem. The Registrant is continuing to pursue the final settlement of its claim for property damage to the No. 9 Tandem.

         The net results for the second quarter of 1995, exclusive of the above mentioned special adjustments, would have been $6.7 million or $.15 per share compared to a net loss of $7.6 million or $.29 per share in the second quarter of 1994, adjusted to exclude the effect the No. 9 Tandem property insurance recovery.

                                              Second          Second
                                             Quarter          Quarter
                                              1995               1994
Net income as reported                      $   6,176        $   18,637
After tax effect of insurance recoveries       (6,039)          (26,197)
Extraordinary item                              6,718                -
Effect of adjustments on provision for
  profit sharing                                 (195)               -
                                            ----------          --------
Net income (loss), exclusive of
  special items                             $   6,660        $  (7,560)
Net income (loss) per common share,         $     .15        $    (.29)
  exclusive of special items


    The comparison of the adjusted net results reflects the adverse effect on the Registrant's operations in the second quarter of 1994 caused by the fire that damaged the No. 9 Tandem. Notwithstanding the disruption to the Registrant's operations caused by the fire, revenues in the second quarter of 1994 were $335.5 million, which represented the seventh consecutive quarter of increasing revenues. This level of revenues reflected the strong demand for the Registrant's sheet products in 1994 and the Registrant's ability to shift its product mix to meet market demand.

    The strong demand for the Registrant's sheet products continued throughout 1994 and into the first quarter of 1995. Beginning in the first quarter and through the second quarter of 1995, the market for the Registrant's sheet products began to soften and although sheet product selling prices had experienced gains over the previous quarterly periods, further anticipated selling price increases did not materialize. The Registrant believes the general slowdown of the economy in early 1995 has caused high levels of inventory in the manufacturing sector which had an adverse effect on the Registrant's volume of shipments in the second quarter of 1995.

         In the second quarter of 1994, in spite of the fire, the Registrant was able to supply its tin plate customers a majority of their orders from inventory and by the second quarter of 1995 the No. 9 Tandem had been returned to full production. As such, the volume of tin plate shipments in the second quarters of 1994 and 1995 were relatively comparable. Prices for tinplate have increased since the second quarter of 1994.

         The overall effect of the soft market for sheet products in second quarter of 1995, and the timing of the fire and the rebuilding of the No. 9 Tandem, was a reduction in revenues of $16.5 million compared to the second quarter of 1994.

(In million of dollars)      Selling                          Product
                             Price         Shipments           Mix       Total

Sheet products              $15.7          $(33.7)           $(2.4)     $(20.4)
Tin mill products             4.3             (.4)              -          3.9
         Total              $20.0          $(34.1)           $(2.4)     $(16.5)

         Prior to the No. 9 Tandem outage in the second quarter of 1994, the Registrant had achieved five consecutive quarters of improved operating performance. Operating costs, however, were adversely affected during the second quarter and the balance of 1994 because of the fire.


(In thousands of dollars,                     Second                Second
except per ton data)                          Quarter               Quarter
                                              1995                   1994
                                              -------               -------
Operating costs                               $293,081              $332,595
Profit sharing                                  (3,088)                 -
Insurance recovery                               7,502                  -
                                               -------              --------
Adjusted operating costs                       297,495               332,595
Shipments in tons                              630,065               702,259
                                               -------               -------
Adjusted operating
 costs per ton                                $    472              $    474
                                                  ====                  ====

     The adjusted operating costs per ton in the second quarter of 1995, when compared to the relatively high operating costs in 1994's second quarter, reflects the Registrant's shift in product mix back to higher value products following restoration of the No. 9 Tandem and the effect of higher energy and raw material costs. There was no provision for profit sharing recognized in the second quarter of 1994.

    The Registrant recognized $2.5 million lower interest expense in the second quarter of 1995 compared to the same quarter a year ago as a result of a reduction in its debt obligations. In addition, the Registrant lowered its financing cash requirements by $.8 million compared to a year ago as a result of a redemption of its preferred stock, Series B. See Liquidity and Capital Resources.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

     In the first half of 1995, the Registrant had net income of $38.3 million, or $0.88 per share, compared to net income of $21.5 million, or $0.70 per share, in the first half of 1994. The net results for the first half of 1995 were favorably affected by a $7.5 million pretax adjustment to recognize the settlement of a business interruption insurance claim related to an outage at the Registrant's hot strip mill in March 1991, caused by an explosion of a reversing rougher roller. During the first half of 1995, the Registrant's results of operations were favorably affected by the recognition of $34.0 million related to the recovery under its business interruption coverage regarding the damage to the No. 9 Tandem, bringing the total amount recovered by the Registrant to date for this claim to $54.0 million. The net results for the first half of 1995 were adversely affected by an extraordinary charge of $6.7 million for costs to refinance a portion of the Registrant's 10-7/8%
and 11-1/2% Senior Notes. The net results for the first half of 1994 includes a pretax favorable adjustment of $32.5 million related to the recognition of a new cost basis for the amount of property insurance recovery with respect to a claim for the damage to the No. 9 Tandem. The Registrant is continuing to pursue the final settlement of its claim for property damage to the No. 9 Tandem.

         The net results for the first half of 1995, exclusive of the above mentioned special adjustments, would have been $19.3 million or $.44 per share compared to a net loss of $6.3 million or $.27 per share in the first half of 1994, adjusted to exclude the effect the No. 9 Tandem property insurance recovery.

                                   First           First
                                   6 mos.          6 mos.
                                   1995             1994
                                  ---------      ---------
Net income as reported            $  38,319      $  21,496
After tax effect of
  insurance recoveries              (33,409)       (26,197)
Extraordinary item                    6,718           -
Effect of adjustments on
  provision for profit sharing        7,661           -
                                   --------       --------
Net income (loss), exclusive of
  special items                   $  19,289     $   (4,701)
Net income (loss) per common
  share, exclusive of
  special items                   $     .44     $     (.18)
                                      ======         ======

     The comparison of the adjusted net results reflects the adverse effect on the Registrant's operations in the first half of 1994 caused by the fire that damaged the No. 9 Tandem. Notwithstanding the disruption to the Registrant's operations caused by the fire, revenues in the first half of 1994 for all products combined were $660.6 million. This level of revenues reflected the strong demand for the Registrant's sheet products in 1994 and the Registrant's ability to shift its product mix to meet market demand.

     The strong demand for the Registrant's sheet products continued throughout 1994 and into the first quarter of 1995. Beginning in the first quarter and through the second quarter of 1995, the market for the Registrant's sheet products began to soften and although sheet product selling prices had experienced gains over the previous quarterly periods, further anticipated selling price increases did not materialize. The Registrant believes the general slowdown of the economy in early 1995 has caused high levels of inventory in the manufacturing sector which had an adverse effect on the Registrant's volume of shipments in the first half of 1995.

      In the first half of 1994, in spite of the fire, the Registrant was able to supply its tin plate customers a majority of their orders from inventory and by the second quarter of 1995 the No. 9 Tandem had been returned to full production. As such, the volume of tin plate shipments in the first six months of 1994 was relatively stable. In the first half of 1995 the Registrant experienced lower shipments beginning in the second quarter due to the decline in production by food can manufacturers brought about by severe weather conditions that caused late plantings of major food crops in the midwestern states.

       Revenues were $13.1 million higher in the first half of 1995 than 1994's comparable period, principally as a result of increases in selling prices for the Registrant's sheet and tin mill products, which more than offset lower shipments of sheet and tin mill products.

(In million of dollars)              Selling                 Product
                                     Price      Shipments      Mix      Total
Sheet products                        $28.7      $(10.2)      $(0.7)    $ 17.8
Tin mill products                       8.4       (12.9)       (0.2)      (4.7)
           Total                      $37.1      $(23.1)      $(0.9)    $ 13.1

         Prior to the No. 9 Tandem outage in the second quarter of 1994, the Registrant had achieved five consecutive quarters of improved operating performance. Operating costs, however, were adversely affected during the balance of 1994 because of the fire.

(In thousands of dollars,                  First             First
except per ton data)                       6 mos.            6 mos.
                                           1995               1994
Operating costs                           $597,679         $641,230
Profit sharing                             (19,160)             -
Insurance recovery                          41,502              -
Adjusted operating costs                   620,021          641,230
Shipment in tons                         1,335,109        1,358,389
Adjusted operating
 costs per ton                            $    464          $   472
                                              =====            =====

         The adjusted operating costs per ton in the first half of 1995, when compared to the relatively high operating costs in 1994's first half, reflects the Registrant's shift in product mix back to higher value products following restoration of the No. 9 Tandem and the effect of higher energy and raw material costs.

     The Registrant recognized $5.1 million lower interest expense in the first half of 1995 compared to the same period a year ago as a result of a reduction in its debt obligations. In addition, the Registrant lowered its financing cash requirements by $1.6 million compared to a year ago as a result of a redemption of its preferred stock, Series B. See Liquidity and Capital Resources.



LIQUIDITY AND CAPITAL RESOURCES

       The Registrant's cash and equivalents of $103.0 million at June 30, 1995 was higher than the $62.9 million on hand at December 31, 1994, primarily due to recoveries on insurance claims.

      The Registrant's capitalization includes three main elements: long term debt obligations, redeemable stock, and stockholders' equity. Such capitalization is shown below as of December 31, 1993 and June 30, 1995.

(In thousands of dollars)
                                                  %                      %
                                    June 30,      of     December 31,    of
Debt Obligations:                     1995      Total        1993       Total
   10-3/4% Senior notes due 2005    $125,000               $   -
   11-1/2% Senior notes due 1998      77,150                140,000
   10-7/8% Senior notes due 1999     149,749                300,000
    8-5/8% Pollution Control Bonds
           due 2014                   56,300                 56,300
   Unamortized debt discount            (407)                (1,048)
                                     ---------   -------   ---------     ------
   Total debt obligations            407,792      67%       495,252        93%

Redeemable stock                      15,710       2         36,721         7

Stockholders' Equity:
   Common stock                          423                    267
   Additional paid-in capital        454,099                335,776
   Retained earnings                (265,391)              (336,535)
   Other stockholders' equity         (1,653)                  (872)
                                     ---------              --------
Total stockholders' equity           187,478      31        (1,364)        -
                                     ---------   -------  ---------    -------
Total capitalization                $610,980     100%     $530,609       100%
                                     =======      ===     =======        ===

      Beginning in 1989, the Registrant incurred substantially increased levels of indebtedness in order to fund a capital improvement program under which the Registrant spent in excess of $550 million over a three year period to upgrade the principal components of its steelmaking facilities. Net losses during 1991 through 1993 that included the net unfavorable effect of required changes in accounting methods for retiree health care and income taxes also contributed to the significant increase in the Registrant's financial leverage. As a result, at December 31, 1993, debt obligations and redeemable preferred stocks represented 93% and 7%, respectively, of the Registrant's capitalization. In order to reduce its financial leverage and increase its financial flexibility, the Registrant completed a public sale of 15.0 million shares of its common stock in August 1994, the proceeds of which were used to make a discretionary contribution of $20.0 million to the Registrant's pension plan and $25.0 million was used to redeem all the Registrant's Redeemable Preferred Stock, Series B.
In addition, during the fourth quarter of 1994, the Registrant used the remaining net proceeds from the sale of common stock and $32.3 million of its cash on hand to purchase $68.3 million of its 10-7/8% Senior Notes and $32.8 million of its 11-1/2% Senior Notes.

      As a result of the sale of common stock and net profits of $71.1 million since December 31, 1993, the Registrant's financial leverage has been significantly improved.

      In order to provide further financial flexibility, the Registrant issued and sold on June 12, 1995, $125 million of its Senior Notes through an underwritten private placement. The 10-3/4% Senior Notes due June 1, 2005, are senior to the Registrant's Pollution Control Bonds and rank pari passu with the Registrant's 10-7/8% and 11-1/2% Senior Notes. The net proceeds to the Registrant were approximately $121 million. The Registrant used $118.8 million of the proceeds to retire approximately $30 million aggregate principal amount of its 11-1/2% Senior Notes and approximately $82 million aggregate principal amount of its 10-7/8% Senior Notes. This Senior Note refinancing effectively extends the maturity period for a portion of its debt obligations and reduces the Registrant's interest expense. The Registrant's second quarter results reflect an after tax extraordinary charge of $6.7 million for costs of repurchasing the 10-7/8% and 11-1/2% Senior Notes.

    The indenture governing the 10-3/4% Senior Notes contains certain covenants that limit, among other things, the incurrence of additional indebtedness, the declaration and payment of dividends and distributions on the Registrant's capital stock, as well as mergers, consolidations, restrictions on disposition of assets of the Registrant, limitations on transactions with affiliates and limitations on sale and leaseback transactions. Under covenants affecting the Registrant's ability to pay dividends on its common stock, the Registrant is limited as to the payment of aggregate dividends after March 31, 1993, to the greater of (i)$5.0 million or (ii)$5.0 million plus one-half of the Registrant's cumulative consolidated net income since March 31, 1993, plus the net proceeds from issuances of certain capital stock less $25.0 million related to the Registrant's redemption of its Series B Preferred Stock in the third quarter of 1994. As of June 30, 1995, pursuant to this covenant, the Registrant's ability to pay dividends on its common stock was limited to $137.6 million. Upon the occurrence of a change in control, as defined under the indenture, holders of the 10-3/4% Senior Notes will have the right to require the Registrant to repurchase all or any part of such holder's outstanding notes at 101% of the principal amount thereof, together with accrued interest thereon to the repurchase date.

         Additionally, the Registrant solicited the consent from the remaining holders of its 11-1/2% Senior Notes to modify certain covenants in the indenture governing such notes with the objective of providing uniformity in the covenants contained in the indentures governing the Registrant's 10-3/4% and 11-1/2% Senior Notes. The required majority of the holders of the 11-1/2% Senior
Notes have approved the amendment of the indenture.

         The Registrant has in place, through a subsidiary, Weirton Receivables, Inc., a receivables participation agreement that provides for a total commitment by the participating banks of up to $85 million, including a letter of credit subfacility of up to $25 million. As of June 30, 1995, and December 31, 1994, while no funded participation interests had been sold under the facility, $3.1 million in letters of credit under the subfacility were in place at such dates. Based upon the Registrant's available cash on hand at June 30, 1995, and the amount of cash it anticipates will be provided from operations in the near term, the Registrant does not expect the subsidiary to sell participation interests to the banks in the near term. At June 30, 1995, and December 31, 1994, after reductions for amounts in place under the letter of credit subfacility, the base amount available for cash sales was approximately $80.3 million and $81.7 million, respectively. The Registrant does not have any scheduled cash requirements related to its long term debt obligations until 1998 when the remaining outstanding portion of its 11-1/2% Senior Notes become due. Early in the third quarter of 1995, the receivables participation agreement was extended to April 30, 2000.

      The Registrant has net deferred tax assets which total $132.5 million at June 30, 1995, and represent the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences, all of which is available to reduce the Registrant's cash requirements for the payment of future Federal regular income tax. As a result of its financial performance in the first half of 1995, the Registrant has been subject to cash requirements under Federal alternative minimum tax and it anticipates it will continue to be subject to such requirements during the balance of 1995. As of June 30, 1995, the Registrant paid income taxes of $5.0 million related to this requirement.


INVESTMENT IN FACILITIES

      Expenditures for property plant and equipment in the first six months of 1995 totaled $19.2 million. The Registrant expects capital spending for 1995 to approximate $68.5 million, which includes an estimated $10 million for materials to be used in a major blast furnace reline set for early 1996. The Registrant expects to fund these improvements from cash on hand and cash generated from operations.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 25, 1995, the Registrant's Annual Meeting of Stockholders was held and the following proposals were voted upon:

(1)  Affirmation of the four Class I nominees for service on the Board of
Directors:
         Name of Director         Votes for       Votes Withheld
         Michael Bozic            53,073,966      3,318,564
         Richard R. Burt          52,812,001      3,580,529
         Richard K. Riederer      52,523,375      3,869,155
         Thomas R. Sturges        49,308,405      7,084,125

(2)  Affirmation of the five Class II nominees for service on the Board of
     Directors:
         Name of Director         Votes for       Votes Withheld
         Joseph J. Nowak          53,269,260      3,123,270
         Robert S. Reitman        53,202,947      3,189,583
         Richard F. Schubert      49,048,277      7,344,253
         David I.J. Wang          48,203,278      8,189,252
         Ronald C. Whitaker       53,203,722      3,188,808

(3) Affirmation of the proposal approving the adoption of the 1994 Employee Stock Purchase Plan:
     For 42,896,251        Against 3,202,938        Abstain 699,180
   Non-vote 9,594,161

(4) Affirmation of the ratification of Arthur Andersen LLP as the Registrant's Independent Auditors for the fiscal year ending December 31, 1995:
         For 53,099,730           Against 3,249,053        Abstain 43,747



ITEM 5.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27. - Financial Data Schedule for six months ended June 30,
         1995.

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K on June 23, 1995 containing information pursuant to Items 5 and 7 thereof.



                                                  SIGNATURE




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



WEIRTON STEEL CORPORATION
Registrant



By  /s/ Earl E. Davis


    Earl E. Davis
    Controller
    (Principal Accounting Officer)
    July 27, 1995