Form 10-Q
period 1995-09-30
WEIRTON STEEL CORP
filed 1995-11-09
CIK 849979

Third Quarter 1995

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 1995.

Commission File Number 1-10244

WEIRTON STEEL CORPORATION
-------------------------
(Exact name of Registrant as specified in its charter)

Delaware                                                         06-1075442
--------                                                         ----------
(State or other jurisdiction(IRS employer identification #) of incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia      26062
-----------------------------------------------      -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:
(304)-797-2000

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of October 31, 1995 was 42,024,073.









PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME-Unaudited
(Dollars in thousands, except per share data)
                                            Three Months Ended
                                              September 30,
                                             1995        1994
                                             -------------------
NET SALES                                     $341,421      $295,867
OPERATING COSTS:
  Cost of sales                                304,825       266,105
  Selling, general, administrative               8,553         7,782
  Depreciation                                  14,221        12,000
  Provision for profit sharing                   3,590         5,747
  Restructuring charge                            -             -
  Total operating costs                        331,189       291,634
                                              --------       --------
INCOME FROM OPERATIONS                          10,232         4,233
UNUSUAL ITEM:
 Adj. to carrying value of damaged facility      9,000             -
OTHER INCOME(EXPENSE):
  Interest expense                             (10,890)      (13,259)
  Interest income                                1,231         2,558
  Net other income(expense)                    ( 9,659)      (10,701)
                                               --------      --------
Income (loss) before ESOP cont.                  9,573       ( 6,468)
  ESOP Contribution                                653           653
Income (loss)before income taxes                 8,920       ( 7,121)
  Income tax provision (benefit)                 1,739        (2,863)
                                               --------      --------
Income (loss) before extraord.item               7,181        (4,258)
  Extraordinary item-loss on                      -             -
  early extinguishment of debt
                                               --------      --------
Net Income (loss)                             $  7,181      $ (4,258)
Less:  Preferred stock dividend                   -              776
       requirement                             --------      --------
Net Income (loss) applicable to               $  7,181      $( 5,034)
               common shares                  ========       ========
PER SHARE DATA:
  Weighted average number of                    43,746        33,260
  common shares and equivalents

Net Income (loss) per common share            $  0.16       $  (0.15)
                                                  Nine Months Ended
                                                    September 30,
                                                  1995        1994
                                                  -------------------
NET SALES                                     $1,015,155       $956,519
OPERATING COSTS:
  Cost of sales                                  877,996        866,406
  Selling, general, administrative                25,437         23,377
  Depreciation                                    44,187         37,334
  Provision for profit sharing                    22,750          5,747
  Insurance recoveries                           (41,502)          -
                                                ---------       --------
  Total operating costs                          928,868        932,864
                                                --------        --------
Income from operations                           86,287          23,655
  Unusual item--adjustment to
  carrying value of damaged facility              9,000          32,543
Other income(expense):
  Interest expense                              (31,829)        (39,306)
  Interest income                                 3,281           4,484
  Net other income(expense)                     (28,548)        (34,822)
                                                 --------       --------
Income before ESOP contribution                  66,739          21,376
  ESOP Contribution                               1,958           1,958
Income before income taxes                       64,781          19,418
  Income tax provision                           12,563           2,180
                                                 --------      --------
Income before extraordinary item                 52,218          17,238
  Extraordinary item-loss on                      6,718             -
  early extinguishment of debt
                                                --------       --------
Net Income                                       45,500          17,238
Less:  Preferred stock dividend                   -               2,339
       requirement                              --------       --------
Net Income applicable to                      $  45,500        $ 14,899
                    common shares                =======       ========
PER SHARE DATA:
  Weighted average number of                     43,756          31,114
  common shares and equivalents
  Income (loss) per common share               $   1.19         $  0.48
  before extraordinary item
  Extraordinary loss on early exting. of debt     (0.15)            -
  Net income (loss) per                          --------      --------
       common share                            $   1.04         $  0.48
                                                ========       ========

The accompanying notes are an integral part of these statements.

WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share amount)
                                 September 30, 1995     December 31, 1994
                                 ------------------     -----------------
                                   (Unaudited)
ASSETS:
Current assets:
Cash and equivalents,                   $ 111,938         $  62,905
  includes restricted cash of
  $1,349 and $1,329, respectively
Receivables,                              153,719           131,902
  less allowances of $6,021
  and $6,405, respectively
Inventories                               264,714           270,518
Deferred income taxes                      45,762            42,570
Other current assets                        6,791             5,603
                                       ----------        -----------
  Total current assets                    582,924           513,498
Property, plant  and                      578,954           588,903
  equipment, net
Intangible asset                           17,213            17,213
Deferred income taxes                      87,418            98,493
Other assets and deferred                  15,781            12,813
  charges                              -----------         ---------
  TOTAL ASSETS                         $1,282,290        $1,230,920
                                       ==========         ==========
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Liabilities:
Current liabilities                      228,301            257,039
Long term debt obligations               407,830            394,505
Long term pension obligation              78,167             68,093
Postretirement benefits other            322,243            316,185
  than pensions
Other long term liabilities               35,907             31,429
                                        ---------        -----------
  TOTAL LIABILITIES                    1,072,448          1,067,251
REDEEMABLE STOCK                          15,228             14,485

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value;                423                420
  50,000,000 shares authorized;
  42,289,755 and 42,027,405
  shares issued, respectively
Additional paid-in capital               454,196            452,746
Retained earnings                       (258,210)          (303,710)
Other stockholders' equity                (1,795)              (272)
                                        ---------          --------
  TOTAL STOCKHOLDERS' EQUITY             194,614            149,184
                                        ---------          --------
TOTAL LIABILITIES, REDEEMABLE         $1,282,290         $1,230,920
  STOCK AND STOCKHOLDERS' EQUITY       =========         =========

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)
                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1995          1994
                                                 -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES        $73,209       $ 72,899
-----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------
  Expenditures for property, plant and          (34,238)        (52,497)
     equipment
  Less:  insurance recoveries                     9,000              -
NET CASH USED BY INVESTING ACTIVITIES           (25,238)        (52,497)

CASH FLOWS FROM FINANCING ACTIVITIES
-----------------------------------------
  Incurrance of long term indebtedness          125,000             -
  Repurchase of long term indebtedness         (112,000)            -
  Redemption of preferred stock, series B         -              (25,000)
  Issuance of common stock                        -              116,063
  Dividends paid                                  -               (2,339)
Other items,principally net book overdrafts     (11,938)          11,331
                                                --------        --------
NET CASH PROVIDED BY FINANCING                    1,062          100,055
                   ACTIVITIES                   --------        --------
NET CHANGE IN CASH AND EQUIVALENTS               49,033          120,457
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      62,905           89,002
                                                --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD          $111,938         $209,459
                                               ========          =======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid, net of interest capitalized     $27,906          $33,271
 Income taxes paid                                7,693             -

The accompanying notes are an integral part of these statements.



WEIRTON STEEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands of dollars, or in millions of dollars where indicated)

Note 1
BASIS OF PRESENTATION

             The Consolidated Condensed Financial Statements presented herein are unaudited. Weirton Steel Corporation together with its wholly-owned subsidiary, Weirton Receivables, Inc. are hereafter referred to as the "Registrant." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Although the Registrant believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Registrant's 1994 Annual Report on Form 10-K.

Note 2
INVENTORIES

             Inventories consisted of the following at September 30, 1995 and December 31, 1994:

                     September 30,              December 31,
                         1995                        1994
Raw materials         $  79,138                 $ 100,319
Work-in-process         100,818                    89,106
Finished goods           84,758                    81,093
                        -------                   -------
                      $ 264,714                 $ 270,518

Note 3
EARNINGS PER SHARE

             The weighted average number of common and equivalent shares used in the computations of earnings per share were 43,746,193 and 33,259,782 for the three month periods ended September 30, 1995 and 1994, respectively, and 43,756,215 and 31,113,754 for the nine month periods ended September 30, 1995 and 1994, respectively.


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

             On April 6, 1994, the Registrant's No. 9 Tandem Mill (the "No. 9 Tandem") sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility typically supplied approximately 70% to 80% of the steel coils further processed by the Registrant's tin plating operations. The Registrant has since rebuilt the No. 9 Tandem which was returned to full production in the first quarter of 1995. The Registrant maintains insurance coverage for both property damage and business interruption applicable to the No. 9 Tandem and had filed claims with its carrier for recoveries under both types of coverage.
During the first six months of 1995, the Registrant's results of operations were favorably affected by the recognition of $34 million related to recoveries under its business interruption coverage, bringing the total amount recovered by the Registrant for this claim to $54 million. The Registrant is required to recognize a new cost basis for property damage insurance recoveries. These recoveries which resulted in the recognition of an additional pretax gain during the third quarter of 1995 of $9.0 million, bringing the total amount recovered by the Registrant for this claim to $53.7 million.

             During the third quarter of 1995, the Registrant settled its claims with respect to the No. 9 Tandem. The total amount of funds recovered with respect to its claims was $110.5 million.


Note 5
FINANCING ARRANGEMENTS

DEBT OBLIGATIONS:

                                September 30,      December 31,
                                   1995                1994
11 1/2 % Senior notes due 1998      $ 77,150       $107,150
10 7/8 % Senior notes due 1999       149,749        231,749
10 3/4 % Senior notes due 2005       125,000           -
8 5/8 % Pollution control bonds       56,300         56,300
     due 2014
Unamortized debt discount              (369)           (694)
                                     -------       --------
Total debt obligations              $407,830       $394,505

             In conjunction with a June 12, 1995 sale of 10 3/4 % senior notes, the Registrant entered into a Registration Rights Agreement under which the Registrant agreed (i) to file with the SEC within 45 days from the issue date, and to use its reasonable best efforts to cause to become effective within 135 days of the issue date of the 10 3/4 % senior notes, a registration statement relating to an offer to exchange the previously issued 10 3/4 % senior notes for notes which will be identical in all material respects except the exchange notes will not contain terms with respect to transfer restrictions, and (ii) upon the registration statement being declared effective by the SEC, to offer the exchange notes in exchange for the 10 3/4 % senior notes. On October 12, 1995, the Registrant satisfied its obligation with respect to the Registration Rights Agreement.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

             This discussion and analysis of the Registrant's financial condition and results of operations should be read together with the consolidated condensed financial statements and notes thereto.
For the periods ended September 30, 1995 and December 31, 1994, the consolidated financial statements of Weirton Steel Corporation include the accounts of its wholly-owned subsidiary Weirton Receivables, Inc. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Registrant."

RESULTS OF OPERATIONS

BACKGROUND

             On April 6, 1994, the Registrant's No. 9 Tandem Mill (the "No. 9 Tandem") sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility typically supplied approximately 70% to 80% of the steel coils further processed by the Registrant's tin plating operations. The Registrant has since rebuilt the No. 9 Tandem and returned it to full production in the first quarter of 1995. The Registrant maintains insurance coverage for property damage to its operating facilities and for losses caused by business interruption. The
Registrant had filed claims with its insurance carrier for recoveries under both types of coverage with respect to the damage at the No. 9 Tandem. During the first six months of 1995, the Registrant's results of operations were favorably affected by the recognition of $34 million related to recoveries under its business interruption coverage, bringing the total amount recovered by the Registrant for this claim to $54 million. The Registrant is required to recognize a new cost basis for assets recovered with the proceeds from property damage insurance. Property damage insurance recoveries with respect to the damage at the No. 9 Tandem resulted in the recognition of an additional pretax gain during the third quarter of 1995 of $9.0 million, bringing the total amount recovered by the Registrant for this claim to $53.7 million.

             During the third quarter of 1995, the Registrant settled its claims with respect to the No. 9 Tandem The total mount of funds recovered with respect to its claims was $110.5 million.

             While the No. 9 Tandem was out of service during 1994, the Registrant was able to utilize the flexibility of its remaining facilities to shift its production to a greater proportion of sheet products. This enabled the Registrant to meet the strong demand at that time for its sheet products, principally hot rolled and galvanized products. The demand for these products remained strong into the first quarter of 1995. Beginning in the first quarter of 1995, coincident with the return to full production of the No. 9 Tandem, demand for sheet products began to diminish. Since that time, selling prices for sheet products have generally experienced a significant downward trend. In addition, severe weather conditions during the produce growing months in mid-1995, significantly affected the food canning industry and placed downward pressure on Tin Mill Product ("TMP") shipment levels.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1994

             In the third quarter of 1995, the Registrant had net income of $7.2 million, or $0.16 per share, compared to net loss of $4.3 million, or $0.15 per share, for the same period in 1994. The net results for the third quarter of 1995 were favorably affected by a $9.0 million pretax adjustment for the recognition of additional basis in the No. 9 Tandem, as a result of a property damage insurance recovery.

             The net results for the third quarter of 1995, exclusive of the above mentioned special adjustment, would have been $2.0 million of $.05 per share. This compares to a net loss of $.8 million, after adjustment for profit sharing accruals applicable for the third quarter of 1994, or $.02 per share in the third quarter of 1994.

(In thousands of dollars)                 Third           Third
                                         Quarter         Quarter
                                           1995            1994

Net income (loss) as reported          $  7,181         $ (4,258)
After tax effect of property             (7,245)            -
  insurance recoveries
Effect of adjustments on the              2,079            3,469
  provision for profit sharing
                                         -------          -------
Net income (loss), exclusive of        $  2,015         $  (789)
  special items
Net income (loss) per common
  share, exclusive of special item     $   0.05         $  (0.02)

             The comparison of the adjusted net results reflects the adverse effect on the Registrant's operations in the third quarter of 1994 caused by the fire that damaged the No. 9 Tandem. Prior to the third quarter of 1994, the Registrant had achieved five consecutive quarter os improved operating performance and based upon pricing levels the Registrant was realizing on its products at that time, the Registrant believes that in absence of the damage to the No. 9 Tandem, its operating performance would have continued to improve through the third quarter of 1994.

             The traditional markets for the Registrant's sheet products continued to soften throughout the third quarter, continuing a trend that began late in the first quarter of 1995. Although average prices for sheet products for the quarter were slightly above the average for the same quarter last year, high levels of inventory in the domestic manufacturing sector caused a reduction in the volume of sheet product shipments. In order to maximize its operations and shipments, the Registrant focused on opportunities to expand its role in the export market. Export sales of the Registrant's hot rolled and galvanized sheet products, which traditionally represent an insignificant amount of sales, accounted for approximately 33% of total sheet product shipments during the quarter. Sheet product shipments supplemented by exports were less than the level achieved in the same quarter last year, principally because of the significant shift in production toward sheet products which occurred during 1994 stemming from the No. 9 Tandem outage.

             The increase in volume of TMP shipments during the third quarter of 1995 when compared to the third quarter of 1994 was due to the Registrant's shift in production back toward its higher profit margin TMP following the return to production of the No. 9 Tandem. However, the increase in volume of TMP shipments was not as great as anticipated as demand for the Registrant's TMP was adversely affected by the severe weather conditions during the mid-year growing season which lowered the expectations of food canners. TMP also experienced a decline in aerosol can industry orders.


             The combined effect of the above factors on the revenues generated by the Registrant in the third quarter of 1995 compared to the same quarter last year resulted in an increase in revenues of $45.6 million.


(In millions of dollars)   Selling    Shipments   Product   Total
                            Price                   Mix
Sheet products             $ 0.5      $ (10.0)    $ (1.7)  $(11.2)
Tin mill products            3.6         50.8        2.4     56.8
                            ----       ------      ------   ------
Total                      $ 4.1      $  40.8     $  0.7   $ 45.6
                             ===         ====       ====     =====

             Operating costs per ton in the third quarter of 1995, when compared to the relatively low operating costs in 1994's third quarter, reflect the Registrant's shift in production back toward higher margin TMP following the return to full production of the No. 9 Tandem and the effect of higher energy, raw material and costs associated with filling export orders.

(Dollars in thousands, except per
  ton data)                       Third           Third
                                 Quarter         Quarter
                                   1995           1994
                                 ------          ------
Operating costs                  $ 331,189       $ 291,634
Shipments in tons                  697,981         625,378
Operating costs per ton          $     474       $     466

             The Registrant recognized $2.4 million lower interest expense in the third quarter of 1995 compared to the same quarter a year ago as a result of a reduction in its debt obligations. In addition, the Registrant lowered its financing cash requirements by $.8 million compared to a year ago as a result of the redemption of its Preferred Stock, Series B. See Liquidity and Capital
Resources.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1994

             In the first nine months of 1995, the Registrant had net income of $45.5 million, or $1.04 per share, compared to net income of $17.2 million, of $0.48 per share, in the first nine months of 1994. The net results for the first nine months of 1995 were favorably affected by a $7.5 million pretax adjustment to recognize the settlement of a business interruption insurance claim related to an outage at the Registrant's hot strip mill in March 1991, caused by an explosion of as reversing rougher roller and by the recognition of $34.0 million related to the recovery under its business interruption coverage regarding the damage to the No. 9 Tandem. Also, during the first nine months of 1995, the Registrant received a property damage insurance recovery of $9.0 million.
This caused the Registrant to recognize additional cost basis in the No. 9 Tandem for the amount of the recovery. The net results for the first nine months of 1995 were adversely affected by an extraordinary charge of $6.7 million for costs to refinance a portion of the Registrant's 10 7/8% and 11 1/2% Senior Notes. The net results for the first nine months of 1994 includes a pretax favorable adjustment of $32.5 million related to the recognition of a new cost basis for the amount of property insurance recovery with respect to a claim for the damage to the No. 9 Tandem.

             The net results for the first nine months of 1995, exclusive of the above mentioned special adjustments, would have been $21.3 million or $.05 per share compared to a net loss of $4.3 million or $.14 per share in the first nine months of 1994, adjusted to exclude the effect of the No. 9 Tandem property insurance and business interruption recoveries.

(In thousands of dollars)     First nine      First nine
                              Months of       Months of
                                1995             1994
                               --------       --------
Net income as reported         $ 45,500        $ 17,238
After tax effect of property
 insurance and business
 interruption recoveries        (40,654)        (26,197)
Extraordinary item                6,718            -
Effect of adjustments on the
 provision for profit sharing     9,740           4,626
                                 ------         -------
Net income(loss), exclusive
 of special items              $ 21,304        $ (4,333)
Net income(loss) per common
 share, exclusive of special
 item                          $  0.49         $ (0.14)

             The comparison of the adjusted net results reflects the adverse effect on the Registrant's operations in the first nine months of 1994 caused by the fire that damaged the No. 9 Tandem. Notwithstanding the disruption to the Registrant's operations caused by the fire, revenues in the first nine months of 1994 for all products combined were $956.6 million. This level of revenues reflected the strong demand for the Registrant's sheet products in 1994 and the Registrant's ability to shift its production to meet market demand.

             The strong demand for the Registrant's sheet products continued throughout 1994 and into the first quarter of 1995. Beginning late in the first quarter and through the third quarter of 1995, the market for the Registrant's sheet products began to soften and although sheet product selling prices had experienced gains over previous quarterly periods, further anticipated selling price increases did not materialize. Sheet product shipments supplemented by exports were less than the level achieved during the first nine months of 1994 principally due to the shift in production toward sheet products which occurred during 1994 stemming from the No. 9 Tandem outage.

             In the first six months of 1994, in spite of the fire, the Registrant was able to supply its tin plate customers a majority of their orders from inventory and by the first quarter of 1995 the No. 9 Tandem had been returned to full production. As such, the volume of tin plate shipments in the first six months of 1994 was relatively stable. The increase in volume of TMP shipments during the first nine months of 1995 when compared to the first nine months of 1994 was also due to the Registrant's shift in production back toward its higher profit margin TMP following the return to production of the No. 9 Tandem. However, the increase in volume of TMP shipments was not as great as anticipated as demand for the Registrant's TMP was adversely affected by the severe weather conditions during the mid-year growing season which lowered the expectations of food canners. The TMP also experienced a decline in aerosol can industry orders.

             Revenues were $58.6 million higher in the first nine months of 1995 than 1994's comparable period, principally as a result of increases in the volume of TMP shipments and in selling prices for the Registrant's sheet and tin mill products, which more than offset lower shipments of sheet products.

(In millions of dollars)  Selling   Shipments     Product    Total
                           Price                   Mix
Sheet products            $ 28.8     $ (20.3)   $ (1.9)    $ 6.6
Tin mill products           12.5        37.6       1.9      52.0
                           -----       -----     ------    -----
Total                     $ 41.3     $  17.3    $  -       $58.6
                            ====        ====      =====     ====

             The adjusted operating costs per ton in the first nine months of 1995, when compared to the relatively low operating costs in 1994's first nine months, reflects the Registrant's shift in production back toward higher margin TMP following return to full production of the No. 9 Tandem and the effect of higher energy and raw material costs.

(Dollars in thousands, except per ton data)
                              First Nine        First Nine
                              Months of         Months of
                                1995              1994
                                -----            -----
Operating costs               $928,868          $932,864
Insurance recoveries            41,502              -
Effect of the adjustment on
the provision for profit
sharing                        (12,099)             -
                              --------           --------
Adjusted operating costs      $958,271          $932,864
Shipments in tons             2,033,090         1,983,767
Adjusted operating costs
  per ton                     $    471          $    470
                                  ====              ====

             The Registrant recognized $7.5 million lower interest expense in the first nine months of 1995 compared to the same period a year ago as a result of a reduction in its debt obligations. In addition, the Registrant lowered its financing cash requirements by $2.3 million compared to a year ago as a result of a redemption of its Preferred Stock, Series B. See Liquidity and Capital
Resources.

LIQUIDITY AND CAPITAL RESOURCES

             The Registrant's cash and equivalents of $111.9 million at September 30, 1995 was higher than the $62.9 million on hand at December 31, 1994, primarily due to recoveries on insurance claims.

             The Registrant's capitalization includes three main elements: long term debt obligations, redeemable stock, and stockholders' equity. Such capitalization is shown below as of September 30, 1995 and December 31, 1994.

(In thousands of dollars)   September 30, % of  December 31,  % of
                              1995        Total      1994     Total
                            -----------   -----  ----------   -----
11 1/2% Senior notes due
  1998                     $  77,150             $107,150
10 7/8% Senior notes due
  1999                       149,749              231,749
10 3/4% Senior notes due
  2005                       125,000                 -
 8 5/8% Pollution control
  bonds due 2014              56,300               56,300
Unamortized debt discount       (369)                (694)
Total debt obligations       407,830      66%     394,505     71%
Redeemable stock              15,228       2%      14,485      2%
Stockholders' equity:
 Common stock                    423                  420
 Additional paidin capital   454,196              452,746
 Retained earnings          (258,210)            (303,710)
Total stockholders' equity   194,614      32%     149,184     27%
                             -------     -----   --------    -----
Total capitalization        $617,672      100%   $558,174     100%
                             =======     ====     =======     ====

             In order to increase its financial flexibility, on June 12, 1995, the Registrant sold $125 million of its 10 3/4% Senior Notes due 2005 through an underwritten private placement. The 10 3/4%
Senior Notes rank pari passu with the Registrant's 10 7/8% and 11
1/2% Senior Notes. The net proceeds to the Registrant from the sale were approximately $121 million, $118.8 million of which were used to repurchase approximately $30 million of its 11 1/2% Senior notes and approximately $82 million of its 10 7/8% Senior notes.
This Senior Note refinancing effectively extended the maturity period for a portion of its debt obligations and reduced the Registrant's interest expense. This reduction is reflected in the Registrant's net results for the third quarter of 1995. The Registrant's results for the first nine months of 1995 also reflect an after tax extraordinary charge of $6.7 million for the costs of repurchasing the 10 7/8% and 11 1/2% Senior Notes.

             In conjunction with the sale of 10 3/4% senior notes, the Registrant entered into a Registration Rights Agreement under which the Registrant agreed (i) to file with the SEC within 45 days from the issue date, and to use its reasonable best efforts to cause to become effective within 135 days of the issue date of the 10 3/4% senior notes, a registration statement relating to an offer to exchange the previously issued 10 3/4% senior notes for notes which will be identical in all material respects except the exchange notes will not contain terms with respect to transfer restrictions, and (ii) upon the registration statement being declared effective by the SEC, to offer the exchange notes in exchange for the 10 3/4% senior notes. On October 12, 1995, the Registrant satisfied its obligation with respect to the Registration Rights Agreement.

             As part of the sale of the 10 3/4% notes, the Registrant obtained consent from the remaining holders of its 11 1/2% senior notes to modify certain covenants in the indenture governing such notes so as to conform with the covenants contained in the indentures governing the Registrant's 10 3/4% and 10 7/8% senior notes. the indentures governing the senior notes each contain certain covenants that limit, among other things, the declaration and payment of dividends and distributions on the Registrant's capital stock. As of September 30, 1995, the Registrant's ability to pay dividends on its common stock was limited to $143.6 million.

             At September 30, 1995, and December 31, 1994, after reductions for amounts in place under its letter of credit subfacility, the base amount of participation interests available for cash sales under the Registrant's receivables based credit facility was approximately $81.9 million and $81.7 million, respectively. The
Registrant does not have any scheduled cash requirements related to its long term debt obligations until 1998 when the remaining outstanding portion of its 11 1/2% Senior Notes become due. Early in the third quarter of 1995, the credit facility was extended to April 30, 2000.

             The Registrant has net deferred tax assets which total $133.2 million at September 30, 1995, which represent the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Registrant's cash requirements for the payment of future Federal regular income tax. As a result of its financial performance in the first nine months of 1995, the Registrant has been subject to cash requirements under Federal alternative minimum tax and it anticipates it will continue to be subject to such requirements during the balance of 1995. As of September 30, 1995, the Registrant paid income taxes of $7.7 million related to this requirement.

INVESTMENT IN FACILITIES

             Expenditures for property, plant and equipment in the first nine months of 1995 totaled $34.2 million. The Registrant expects capital spending for 1995 to approximate $68.5 million, which includes an estimated $10 million for materials to be used in a major blast furnace reline scheduled for 1996. The Registrant expects to fund these improvements from cash on hand and cash generated from operations.




PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             On October 27, 1995, the Registrant received a Notice of Violation from the United States Environmental Protection Agency alleging seven separate violations of the West Virginia Division of Environmental Protection Regulations for Air Pollution Control, and which may result in the imposition of fines and penalties. At this time the Registrant cannot assess the likely outcome of the matters alleged, but believes that any fines and penalties assessed would not be material to its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

             None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.  OTHER INFORMATION

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             Exhibit 27--Financial data schedule for period ended September
                         30, 1995.


                                  SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


WEIRTON STEEL CORPORATION
Registrant

By /s/ Mark E. Kaplan

       Mark E. Kaplan
       Controller
       (Principal Accounting Officer)
       November 8, 1995