Form 10-K
period 1995-12-31
WEIRTON STEEL CORP
filed 1996-03-29
CIK 849979

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995


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


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price as of March 15, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $176,007,674. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates and unallocated shares under the Registrant's 1989 Employee Stock Ownership plan subject to voting instructions of employees who are not otherwise affiliates.)

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 15, 1996 was 42,356,332.


DOCUMENTS INCORPORATED BY REFERENCE

(1)  Certain portions of the Registrant's 1995 Annual Report to
Stockholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K to the extent provided herein.

(2) Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A (filed within 120 days after the end of the fiscal year covered hereby) in connection with the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.
                                                PART I



Item 1.                                 Description of Business

Background

Weirton Steel Corporation (the "Company") and its predecessor companies have been in the business of making and finishing steel products for nearly 90 years at the Company's facilities located in Weirton, West Virginia. From November 1929 to January 1984, the Company's business had been operated as the Weirton Steel Division (the "Division") of National Steel Corporation ("National"). Incorporated in Delaware in November 1982, the Company acquired the principal assets of the Division in January 1984.

The Company is a major "integrated" steelmaker. As such, it makes carbon steel from raw materials to industry and customer specifications. In primary steelmaking, iron ore pellets, iron ore, coke, limestone and other raw materials are consumed in blast furnaces to produce molten iron or "hot metal." The Company then converts the hot metal into raw or liquid steel through its basic oxygen furnaces where impurities are removed, recyclable scrap is added and metallurgy for end use is determined on a batch by batch basis. The Company's basic oxygen process shop ("BOP") is one of the largest in North America, employing two vessels, each with a steelmaking capacity of 360 tons per heat. Liquid steel from the BOP is then formed into slabs through the Company's multi-strand continuous caster. The slabs are then reheated, reduced and finished by extensive rolling, shaping, tempering and, in many cases, by the application of plating or coating at the Company's downstream operations. Finished products are normally shipped to customers in the form of coils.

Principal Products and Markets

The Company offers a wide range of rolled carbon steel products including hot and cold rolled sheet steel and both hot-dipped and electrolytic galvanized products (collectively "Sheet Products") as well as a broad line of coated steels, including tin plate, chrome coated, and black plate, comprising Tin Mill Products
("TMP").   The Company's products emphasize the narrow to medium
widths, up to 48" wide, reflective of its rolling and finishing equipment, and cover a broad range of gauges, finishes and performance specifications. The Company has developed significant expertise in filling orders with demanding specifications.



The percentages of the Company's total revenues derived from the sale of Sheet Products and TMP for each year in the period 1991 through 1995 are shown in the following table. Total revenues include the sale of secondary products, principally those products not meeting prime specifications. Revenues from the sale of semi-finished products have been combined with Sheet Products.

                           1995   1994(1) 1993    1992    1991
Sheet products  ......      64%    70%      54%     48%    46%

Tin mill products  ...      36     30      46      52      54
                           100%   100%    100%    100%    100%
                          ====    ====    ====    ====    ====

(1) The percentage increase during 1994 in Sheet Product revenues versus TMP revenues compared to the trend in prior years resulted from strong market demand for the Company's Sheet Products and a fire in April 1994 that severely damaged a cold rolling facility (the "No. 9 Tandem") required for the production of a substantial portion of the Company's TMP. The No. 9 Tandem was rebuilt and was returned to normal operations in the first quarter of 1995, which allowed the Company to resume a more traditional product mix in 1995. See "Production and Shipments" herein and Item 7, herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table shows the percentage of total net tons of steel products shipped for each year in the period 1991 through 1995 by the Company to each of its principal markets.

                          1995  1994   1993   1992   1991
Service Centers and Sheet
  and Strip Converters.... 43%   45%    30%    24%    21%
Food and Beverage......... 25    25     37     41     44
Pipe and Tube.............  7     6     12     11      9
Construction..............  9    13      9      8      7
Consumer Durables.........  3     4      4      6      8
Exports...................  9     -      1      3      1
Other ....................  4     7      7      7     10
                          100%  100%   100%   100%   100%
                          ====  ====   ====   ====   ====

A substantial portion of the Company's revenues are derived from long-time customers, although the Company actively seeks new customers and constantly seeks new markets for its products. A substantial share of the Company's sheet and TMP products are shipped to customers located in the eastern portion of the United States. The strong demand worldwide for flat rolled carbon steel products that began in early 1994 continued throughout 1995. The Company responded by exporting approximately 9% of its shipments compared to previous years when only nominal quantities where shipped to the export market. The Company's products are sold through salaried Company employees who operate from 7 district sales offices. Sales orders taken in the field are subject to home office approval.

Trade orders on hand for the Company's products at December 31, 1995, 1994 and 1993 amounted to approximately 418, 494 and 449 thousand tons, respectively. Substantially all orders on hand at any time are expected to be filled within a 12 month period. Since the Company produces steel in response to orders primarily of established grades and specifications, resulting in short order processing time and relatively rapid inventory turnover, it does not believe that order backlog is material to its business.

Sheet Products. Hot rolled products are sold directly from the hot strip mill as "hot bands," or are further processed using hydrochloric acid to remove surface scale and are sold as "hot rolled pickled." Hot rolled sheet is used for unexposed parts in machinery, construction products and other durable goods. Most of the Company's sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 1995, the Company shipped 1,072 thousand tons of hot rolled sheet, which accounted for 28.2% of its total revenues.

Cold rolled sheet requires further processing including additional rolling, annealing and tempering to enhance ductility and surface characteristics. Cold roll is used in the construction, steel service center, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In 1995, the Company shipped 173 thousand tons of cold rolled sheet, which accounted for 6.5% of its total revenues.

Galvanized hot-dipped and electrolytic sheet is coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 1995, the Company shipped 636 thousand tons of galvanized products, which accounted for 27.9% of total revenues.

Generally the Company obtains relatively higher profit margins on its Sheet Products that require more extensive processing.

The following table, based on information from the American Iron and Steel Institute ("AISI"), shows the Company's historical share of the domestic Sheet Products market.


Sheet Products
Historical Market Share

(In thousands of tons)   1995   1994    1993    1992    1991
Industry shipments..... 47,458 47,217  41,616  38,099  35,590
Company shipments(1)...  1,956  1,991   1,536   1,206   1,082
Company market share...   4.1%   4.2%    3.7%    3.2%    3.0%

(1)   Includes secondary products.

While the Company's presence in the overall Sheet Products market is limited, the Company has concentrated on developing offerings of more highly processed products and production capability to provide the coil sizes favored by most of its customers. The Company's goals for development of its sheet business are focused on increasing its percentage of coated products, such as galvanized, while capitalizing on developing specialty markets such as construction where the Company believes that its GALFAN (registered trademark) product has potential in roofing and framing applications. As part of its sheet products marketing strategy, the Company is also making efforts to enhance high quality end use of its products marketed through steel service centers, as well as developing the hot rolled market for heavier gauge and higher carbon applications for all markets.

Tin Mill Products. The Company has enjoyed substantial market share and a widely held reputation as a high quality producer of TMP, which comprise a wide variety of light gauge coated steels. Tin plate and black plate products are sold under the Company name and under such registered trademarks as WEIRITE and WEIRLITE. In addition to tin plate and black plate, the Company produces electrolytic chromium coated steel under the registered trademark WEIRCHROME.

The Company is one of the largest domestic producers of TMP.
During 1995, the Company's market share of TMP was approximately 19%, an increase from the 15% market share it held in 1994. Prior to 1994, the Company's market share of TMP was consistenly greater than 20%. However, the outage of the No. 9 Tandem in April 1994 reduced the Company's TMP shipments significantly in the second half of 1994. During 1995, the Company began to regain its TMP market share and achieved a more traditional product mix, as it resumed normal operations following the rebuild of the No. 9 Tandem. See "Production and Shipments." TMP shipments on an industry-wide basis have remained relatively steady in recent years even as plastic, aluminum, composites and other materials have competed for potential growth in some applications. The TMP market is now primarily directed at food, beverage, and general line cans. The majority of the Company's TMP sales have been to can manufacturing and packaging companies, a substantial amount of whose annual requirements are established in advance. This market is characterized by a relatively low number of manufacturers. During 1995, shipments to ten major can manufacturers accounted for approximately 71% of the Company's TMP sales and its five largest TMP customers accounted for 18% of total revenues. The balance of the TMP is sold to other can manufacturers, manufacturers of caps and closures and specialty products ranging from film cartridges, lighting fixtures and battery jackets to cookie sheets and curtain rods. As a result of more predictable sales patterns for TMP, the Company is able to determine in advance a significant portion of its production requirements, allowing it to operate its production facilities more efficiently and adjust its marketing and production efforts for other products. Historically, the greater predictability of the TMP market and its relative pricing stability have served to cushion the Company against greater price volatility in the Sheet Product market.

The following table, based on AISI information, shows the Company's historical share of the domestic TMP market.

Tin Mill Products
Historical Market Share

(In thousands of tons)      1995  1994    1993   1992   1991
TMP industry shipments...  3,942  4,137   4,123  3,927  4,040
Company shipments(1).....    752    615     895    890    857
Company market share.....    19%    15%     22%    23%    21%

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

The Company has been a leading innovator in the development of can making technology through its WEIRTEC (registered trademark) research and development center. Although accounting for less than 5% of the domestic beverage container market in recent years, largely due to highly competitive prices for aluminum, the Company believes that two piece thin-walled steel beverage containers have significant potential for growth, primarily based on improved production efficiencies for steel cans and increased industry success in promoting the recycling of steel. The Company engages in other end product research and development and provides support services to its customers. The Company believes these services have been of significant assistance, particularly to its TMP customers, and promote the consumption of the Company's products. See "Research and Development."

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

Related Products and Services

From time to time, the Company has produced and sold slabs and hot metal to other carbon steelmakers. On limited occasions, the Company has also performed downstream processing of products for other carbon steelmakers, as well as having its own products further processed by other steelmakers. Since 1993, the Company has successfully conducted developmental activities relating to rolling and finishing various types and grades of stainless steel on its hot mill. As a result, the Company is currently rolling and finishing stainless steel on a tolling basis for a major stainless steelmaker. To date, revenues from these activities have not been material to the Company. The Company cannot predict whether it will continue to provide such services on a tolling basis for stainless products in the future.

Production and Shipments

In 1991, after three years of approximately 100 million tons of raw steel production per year, the domestic steel industry's raw steel production fell to 87.3 million tons and shipments declined to 78.9 million tons. However, starting with December 1991 and continuing through 1995, the steel industry experienced a rebound in both production and shipments. Similarly, capability utilization, which had dropped to 74%, increased to 92% over this same period. Industry raw steel production for 1995 was up approximately 3% to
100.9 million tons compared to 1994, while shipments increased by approximately 1.7% to 96.9 million tons. The high levels of production are continuing into the first quarter of 1996 for both the Company and the domestic steel industry.

In 1995, the Company produced 2.8 million tons of raw steel and shipped 2.7 million tons of finished and semi-finished steel products including the highest level of prime product shipments in the Company's history. Although production and shipments levels were slightly higher for 1995 as compared to 1994, the Company's finished product mix in 1995 included more traditional levels of TMP, as the rebuilt No. 9 Tandem was brought on line. The following table sets forth annual production capability, utilization rates and shipment information for the Company and the domestic steel industry (as reported by the AISI) for the period 1991 through 1995.


Production and Shipments

(In millions of tons)      1995  1994   1993     1992    1991
Company
  Raw steel production...   2.8   2.7    2.7     2.5     2.3
  Capability.............   3.0   3.0    3.0     3.0(1)  3.4
  Utilization............   95%   91%     91%     83%    68%
  Shipments .............   2.7   2.6     2.4     2.1    1.9
  Shipments as a percentage
     of industry total...   2.8%  2.7%    2.7%    2.6%   2.4%
Industry
  Raw steel production... 100.9   97.9    96.1    91.6   87.9
    Capability........    110.0  108.2   109.9   113.1  117.6

  Utilization............ 92%      91%      87%     81%    74%
  Shipments ............. 96.9     95.3     88.4    82.3    78.9

(1)The reduction in 1992 reflects the discontinuation of ingot teeming and reduction operations.

Raw Materials

Unlike many of its larger competitors, the Company does not own or participate in the ownership of raw material mining reserves from which it can draw its production requirements. As a result, the Company must buy these materials on the open market.

In October 1991, the Company entered into a contract with a subsidiary of Cleveland-Cliffs Inc ("Cliffs") to purchase a substantial part of the Company's standard and flux grade iron ore pellet requirements through 2005. The contract provides for a minimum tonnage of pellets to be supplied based on the production capacity of the mining source during the contract periods, and for additional tonnages of pellets in specified circumstances. Purchase prices under the contract generally depend upon the product costs of one of the mines.

The Company obtains the balance of its iron ore pellets and limestone requirements, in most cases, from multiple sources with the issue being price and quality rather than availability of supply.

The Company, unlike a number of its larger competitors, does not have its own coke making facilities. In July 1993, the Company entered into an agreement with USX Corporation to purchase blast furnace coke. The agreement provides for tonnages of 750,000 per calendar year through 1996, or the actual annual requirements of the Company if less than the stated amount. The price is to be the prevailing market price (subject to a ceiling and floor) for blast furnace coke determined each October prior to the delivery year.
As a secondary coke supply, the Company also entered into an agreement with another coke producer which runs through December 1996. The Company, like other steelmakers, has utilized or is planning to install technologies calculated to achieve some reduction in the consumption of coke in blast furnace operations. The Company is actively pursuing future long term sources of coke, both domestically and abroad, and believes that it will be successful in obtaining coke necessary for its anticipated operations. However, if coke making capacity available to the industry continues to decline, future coke prices may be subject to significant escalation.

The Company utilizes scrap in its steelmaking process. Scrap steel is available from a number of sources at prevailing market prices.

The Company's requirements for slabs have from time to time exceeded the production capacity of the Company's caster and the Company has purchased and may continue to purchase slabs from other sources in order to meet the demand for its products and to maximize the overall production efficiency of its entire operations. At the present time, the Company expects to be able to purchase slabs as and when needed.

The primary sources of energy used by the Company in its steel manufacturing process are natural gas, oil, and electricity. In recent years, the Company has entered into natural gas purchase contracts with gas suppliers and transportation contracts with transmission companies to reduce prices paid for gas. The Company generates a significant amount of electricity and steam for processing operations from a mixture of excess blast furnace gas and natural fuels. The Company continually attempts to conserve and reduce the consumption of energy in its steelmaking operations. A number of the Company's facilities have alternate fuel burning capability. A substantial increase in the Company's energy costs or a shortage in the availability of its sources could have an adverse effect on the Company.

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

Integrated steelmakers also face increased competition from mini-mills. Mini-mills are efficient, low-cost producers that generally produce steel by melting scrap in electric furnaces, utilize new technologies, have lower employment costs and target regional markets. Mini-mills historically have produced lower profit margin products, such as bars, rods, wire and other commodity-type steel products not produced by the Company. Recently developed thin cast technology has allowed mini-mills to enter certain of the sheet markets supplied by integrated producers. Two such facilities have been placed in operation and are competing in the hot rolled, cold rolled and galvanized marketplace, and other entities have announced plans or are in the process of starting similar facilities. In other instances, mini-mills seeking to capture segments of the flat rolled market have located facilities where they are geographically advantaged compared to their integrated competition. In general, prices for scrap, on which mini-mills are more dependent than integrated steel producers, have increased the operating costs of mini-mills. In response, some mini-mills have begun to develop scrap substitution iron-making technologies.

In response to increased competition, domestic steel producers have invested heavily in new plant and equipment, which has improved efficiency and increased productivity and quality. Many of these improvements are in active service and, together with the achievement of other production efficiencies, such as manning and other work rule changes, have tended to lower costs. In addition, it is estimated that approximately 12.0 million tons of new steelmaking capacity will be in place within the next five years, further threatening the viability of older facilities. The Company has responded to competitive cost reductions through its own capital improvement program and cost reduction efforts to achieve operating efficiencies.

Domestic producers face competition from foreign producers over a broad range of products. Many foreign steel producers are owned, controlled or subsidized by their governments, making these producers subject to influence by political and economic policy considerations as well as the prevailing market conditions. Voluntary restraint arrangements covering 17 steel exporting nations and the European Community, which limited steel imports into the United States market, expired on March 31, 1992. A replacement structure to reduce subsidies and other unfair trade practices by foreign producers has not emerged. In 1992, a number of domestic steel producers filed extensive unfair trade cases covering imports of flat rolled carbon steel products. These cases sought the imposition of anti-dumping and countervailing duties on products alleged to have caused injury to domestic producers. In July 1993, the U.S. International Trade Commission (the "ITC") ruled antidumping and/or countervailing duties should be imposed on imports of galvanized sheet and plate from a number of countries representing the majority of imports, and on cold-rolled sheet from three countries accounting for approximately one-third of total imports. No duties were imposed on hot-rolled sheet imports. A number of these cases were appealed and the rulings made thus far by the Court of International Trade have upheld the ITC decisions. However, the Company believes that the decisions have not significantly increased the duties for those imports to levels where they have served as effective competitive barriers. As a percentage of domestic consumption, steel imports excluding semi-finished products (primarily slabs), were at approximately 18%, 20% and 16% in 1995, 1994 and 1993, respectively.

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

Research and Development

The Company engages in research and development for the improvement of existing products, the development of new products, and the development of product applications. It also seeks more efficient operating techniques. During 1995, 1994 and 1993 the Company spent approximately $3.2 million, $6.3 million and $5.4 million, respectively, for Company sponsored research and development activities. Expenditures for customer sponsored research have not been material to the Company. The Company operates WEIRTEC, its research and development center specializing in the advancement of steel food and beverage packaging and steel manufacturing processes. WEIRTEC maintains research and prototype steel packaging manufacturing facilities and analytical laboratory facilities located in Weirton, West Virginia. The facilities are engaged in improving the Company's production and finishing processes for TMP and sheet products. In recent years, WEIRTEC has played a central role in the development of thin-wall, two piece beverage can technology and other products seeking to capitalize on the Company's production expertise, particularly in
coated products.   See "Principal Products and Markets."  The
Company believes that the scientists, engineers, technicians and the WEIRTEC facilities enhance the Company's technical excellence, product quality and customer service.

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

Environmental Control

     Compliance. The Company's is subject to extensive federal, state and local laws and regulations governing discharges into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company is also subject to federal and state requirements governing the remediation of environmental contamination associated with past releases of hazardous substances. In recent years, environmental control regulations have been marked by increasingly strict compliance standards. Governmental authorities have the power to enforce compliance with these requirements, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties also may have the right to sue to enforce compliance.

Company expenditures for environmental control facilities were approximately $3.9 in 1995, $3.2 million in 1994 and $1.0 million in 1993. For 1996, the Company has budgeted approximately $7.7 million in capital expenditures for environmental control facilities. Given the nature of the steelmaking industry, it can be expected that substantial additional capital expenditures will be required from time to time to permit the Company to remain in compliance with environmental regulations.

In the past, the Company has resolved environmental compliance issues through consent decrees with certain environmental authorities, pursuant to which the Company has paid fines and penalties relating to violations, or alleged violations, of laws and regulations. Those payments have not materially affected the Company's financial position, results of operations, or its cash flow. The Company believes that it is in substantial compliance with its environmental control consent orders and agreements.

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

Brown's Island

In January 1993, the Company received a notification from the West Virginia Division of Environmental Protection ("DEP") that four ground water monitoring wells situated at the Division's former coke making facilities on Brown's Island in Hancock County, West Virginia tested in excess of maximum levels established by the EPA and DEP for certain contaminants. The DEP requested the Company to supply it with additional data regarding the site and stated that additional investigation, and possible remediation would be required. The Company and the DEP are discussion the implementation of an enhanced ground water monitoring program for the area. As required by the relevant indemnification agreements, the Company has given notice to National of the DEP communication. The Company believes that National will be responsible for any required remediation.



Potential Multimedia Enforcement

In December 1993, The Company was informed by the DEP that the EPA was considering initiating a "multimedia" enforcement action against the Company. Multimedia actions involve coordinated enforcement proceedings related to water, air or waste-related issues stemming from a number of federal and state statutes and rules. In recent years, such actions have resulted in penalties and other commitments being obtained from many of the Company's competitors.

 On March 1, 1996, the EPA advised the Company that it had identified a number of enforcement issues pertaining to waste water discharges, air emissions and waste handling operations by the Company. The EPA proposed that the parties attempt to resolve these issues during a six-month negotiation period. The EPA indicated that it would expect a negotiated settlement to include necessary corrective steps to address noncompliance issues, remediation programs to address contamination at solid waste management units as required under the Company's hazardous waste permit, and a civil penalty. However, the EPA also indicated that consideration would be given to offsetting any cash penalty through the Company's performance of supplemental environmental projects. If a negotiated settlement could not be reached by September 15, 1996, the EPA indicated that it would commence a civil enforcement action in federal court. The Company agreed to proceed with the negotiation process, which began on March 14, 1996. The Company cannot predict the results of its negotiations with the EPA, including whether an agreement can be reached, the cost of any required compliance, or the extent of any penalty. Likewise, the Company cannot predict whether the EPA will initiate enforcement proceedings or their outcome. Based on its review of the matters involved, however, the Company believes that any fines or penalties assessed would not be material to the Company's financial position or results of operations.

Ambient Air Violations

In October 1995, the Company received a Notice of Violation from the EPA alleging violations of the DEP Regulations for Air Pollution Control at four of the Company's facilities, which may result in fines and penalties. The alleged violations are being discussed in the multimedia negotiation process discussed above.

Water Discharge Permitting

In June 1994, the DEP issued a renewal NPDES permit to the Company for its water discharges. The renewal NPDES permit contained a number of new requirements, including stringent "water quality-based" effluent limitations based on West Virginia regulation (the "Regulation"). The Company appealed the Renewal permit to the West Virginia Environmental Quality Board ("EQB").

In August 1995, the EQB submitted to the West Virginia Legislature significant proposed changes to the Regulation. The Company believes that these proposed changes will result in re-calculated water quality-based effluent limitations which the Company can meet using its existing wastewater treatment facilities. The proposed changes were enacted by the Legislature in March 1996.

The DEP has provided the Company until June 30, 1998 to achieve compliance with the renewal permit embodying the Regulation. The Company is currently conducting settlement discussions with DEP on the renewal NPEDES permit appeal. In view of the changes to the Regulation discussed above, the Company believes that the permit appeal discussions should be concluded without any material adverse effect on the Company's financial position or its results of operations.

For alleged violations in 1995 of the renewal permit, the Company paid stipulated penalties to the DEP totaling $184,000 pursuant to the terms of a consent order between the Company and the DEP.

Waste Handling and Underground Storage Tank Notice of Violation

In July 1994, the DEP issued notices of violation and a draft consent order wherein it alleged various violations under the Resource Conservation and Recovery Act ("RCRA") and violations of underground storage tank requirements with proposed penalties aggregating approximately $250 thousand. The Company resolved all underground storage tank issues in a consent order with the DEP which was executed in December 1994, pursuant to a consent order under which the Company paid an administrative settlement of $40 thousand. The balance of the alleged RCRA violations are being discussed in connection with the multimedia negotiation process.


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

The Company does not believe the future costs of environmental compliance will have a material effect on its financial position, results of operations or on its ability to compete with respect to other integrated domestic steelmakers that are subject to the same environmental requirements. The Company, like its competitors, does not expect to be able to pass on to customers cost increases specifically resulting from compliance with environmental regulations.

Employees

At December 31, 1995, the Company had 5,655 employees, of whom 4,312 were engaged in the manufacture of steel products, 685 in support services, 128 in sales and marketing activities and 530 in management and administration. In 1992, the Company implemented a program, as part of its business strategy, that was designed to reduce its workforce primarily through retirement programs and attrition. Through this program, the Company has reduced its workforce 19% since 1991.

The Company has collective bargaining agreements with the Independent Steelworkers Union, which represents approximately 4,667 employees in bargaining units covering production and maintenance workers, clerical workers, nurses, and the Independent Guard Union, which represents 48 employees. The agreements terminate on September 25, 1996. Historically, the Company's compensation structure has placed a heavier emphasis on profit sharing compared to other major integrated steel producers. This structure tends to cause the wage portion of the Company's employment costs to be relatively higher during periods of profitability and relatively lower during periods of low earnings or losses.

The Company's current labor agreements provided for the payment of bonuses in the gross amount of $3,500 per employee, to be paid in installments over the three year term of the contracts, but did not provide for wage increases. During the terms of the agreements, the Company's profit sharing plan, which covers substantially all employees, provides for participants to share in the Company's profits each year at a rate equal to 1/3 of the Company's "adjusted net earnings" for that year as defined under the plan, provided its net worth exceeds $100 million. If, however, payment of the full profit sharing amount would reduce the Company's net worth below $100 million, payments are reduced to an amount necessary to maintain the $100 million threshold. If the Company's net worth is in excess of $250 million, the profit sharing rate increases to 35%. However, if payment of the full profit sharing amount would reduce the Company's net worth below $250 million, payments at this rate would be limited as necessary to maintain the $250 million threshold and the remainder of the payment would be made at the 1/3 rate. For 1995, the Company accrued profit sharing of $24.2 million, which was paid in March 1996. The labor agreements limit the Company's exposure to increased costs of health care while providing increased medical coverages through a managed health care "point of service" program and a ceiling on the Company's cash basis cost of health care for future retirees. The agreements also contain limitations on the Company's ability to reduce its workforce by layoffs, with exceptions for adverse financial, operational, and business circumstances. In addition, the agreements provide for certain improvements in the Company's pension plan.

The Company and its unions are commencing negotiations on new collective bargaining agreements. The Company cannot predict whether it will reach new contracts with its represented employees prior to the expiration of the current agreements or what will be the terms of the new contracts. The Company believes that its new labor contracts should continue to emphasize cost control features to sustain the Company's ability to withstand industry downcycles.

In March 1995, the Company filed an action in the United States District Court for the Northern District of West Virginia entitled Weirton Steel Corporation v. Independent Steelworkers Union under
Section 301 of the Labor-Management Relations Act of 1947, as amended. The suit alleges that the defendant Independent Steelworkers Union and certain of its employee members conducted an illegal work stoppage at the Company's tin mill in February 1995 in violation of the collective bargaining agreement between the union and the Company. The action seeks a court order directing the parties to utilize the grievance resolution provisions of the bargaining agreement as the exclusive, proper procedure for settling differences and also seeks compensatory damages for the Company's loss of the use of its facility during the stoppage in such amount as the court finds proper. Discovery is nearing completion and that the matter is expected to be scheduled for trial in the second half of 1996.

From January 1984 until June 1989, the Company was owned in its entirety by its employees through the Company's 1984 Employee Stock Ownership Plan (the "1984" ESOP), in which substantially all employees were participants. In June 1989, the 1984 ESOP completed a public offering of common stock, resulting in that security being listed and traded on the New York Stock Exchange.

Substantially all of the Company's employees participate in its two ESOPs which owned approximately 27.4% of the outstanding common and substantially all of the outstanding preferred shares of the Company at March 15, 1996. These securities represented approximately 49.2% of the voting power of the Company's voting stock.


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

The Company's operating facilities include a sinter plant and four blast furnaces; however, its current operating strategy employs a two blast furnace configuration with an annual hot metal capacity of approximately 2.5 million tons. One currently idled furnace is being refurbished and will replace an operating furnace that is nearing the end of its campaign, anticipated to be in the first half of 1997, at which time the Company will undertake a major reline of that furnace. Although the Company does not anticipate operating a three blast furnace configuration in the near term, under that operating scenario, its annual hot metal capacity could be increased to 3.2 million tons. The Company's primary steelmaking facilities include a two vessel BOP shop with an annual capacity of 3.0 million tons of raw steel based on a two blast furnace operation. Primary steelmaking facilities also include a CAS-OB facility, two RH degassers, and a four strand continuous caster with an annual slab production capacity of up to 3.0 million tons. The Company's downstream operations include a hot strip mill with a design capacity of 3.8 million tons, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities. See the "Production and Shipments" section of Item 1 for additional information regarding production capacity and utilization rates.

Item 3.   Legal Proceedings

The Company is involved as a defendant or plaintiff in various litigation relating to claims arising out of its operations in the normal course of business. Such claims involving the Company as a defendant are generally covered by insurance. It is management's opinion that any liability resulting from existing litigation would not have a material effect on the Company's business, financial position or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.




PART II

Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters

As of March 15, 1996, there were 42,356,332 shares of common stock, $.01 par value ("Common Stock"), outstanding held by 3,485
stockholders of record.   The principal market for the Common Stock
is the New York Stock Exchange, on which that security has been listed since June 1989.

Dividends on the Company's Common Stock may be paid when and as
declared by the Company's Board of Directors.   The payment of
dividends is subject to the applicable provisions of Delaware corporate law governing the Company and the discretion of the Company's Board of Directors, which, in exercising such discretion, considers the financial performance and capital requirements of the Company.

Under restrictive covenants relating to the Company's indebtedness, the Company's ability to pay dividends on its stock is limited to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from subsequent issuances of certain capital stock less certain allowable payments. As of December 31, 1995, pursuant to these covenants, the Company could pay dividends on its Common Stock of up to $137.2 million.

As of March 15, 1996, 11,269,914 shares of Common Stock, or 26.6% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank - North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 7,398 participants who were active or former employees of the Company. In addition, as of March 15, 1996 there were 1,726,752 shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred Stock"), outstanding held by 299 stockholders of record. As of that date, United National Bank - North, as Trustee of the Company's second Employee Stock Ownership Plan (the "1989 ESOP"), was the record owner of 1,717,289 shares of the Series A Preferred Stock, or over 99% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 7,561 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a liquidation preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 votes in all matters presented to the stockholders for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under
Item 1.

The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                    1994            1995            1996 (1)

Quarter           High  Low      High   Low      High    Low
First           11     6-1/4    9-3/8  6-3/8   4-5/8   3-3/4
Second          10-7/8 8        8-3/8  6-7/8
Third           10-1/4 7-1/2    7-7/8  4-3/4
Fourth          10-1/8 7-3/4     5     3-7/8

(1)First Quarter 1996 through 3/15/96

Item 6.  Selected Financial Data

The information required by this Item is incorporated herein by reference to "Selected Financial and Statistical Data" on page 44 of the Company's 1995 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information required by this Item is incorporated herein by reference to pages 15 to 20, inclusive, of the Company's 1995 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item are incorporated herein by reference to pages 21 to 43, inclusive, of the Company's 1995 Annual Report to Stockholders and are listed in "Item 14.--Exhibits, Financial Statement Schedules and Reports on Form 10-K" hereof. With the exception of the information specifically incorporated by reference, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


Item 9.    Changes in or Disagreements with Accountants on
Accounting and Financial Disclosure

None


PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Company

The information required by this item with respect to Directors of the Company is incorporated herein by reference to the caption "The Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.
With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed filed as part of this report for purposes of this item.

Executive Officers of the Company

The executive officers of the Company as of March 15, 1996, were as follows:
                             Age at
                            March 15,
         NAME                 1996                  OFFICE


Richard K. Riederer          52     President, Chief
                                    Executive Officer and
                                    Chief Operating
                                    Officer

James B. Bruhn               55     Executive Vice
                                    President -
                                    Commercial

Craig T. Costello            48     Executive Vice
                                    President -
                                    Manufacturing

David L. Robertson           52     Executive Vice
                                    President - Human
                                    Resources and
                                    Corporate Law

Earl E. Davis, Jr.           47     Vice President-Finance
                                    and Chief Financial
                                    Officer

Thomas W. Evans              59     Vice President -
                                    Materials Management

David M. Gould               57     Vice President -
                                    Economic Development

William R. Kiefer            46     Vice President - Law
                                    and Secretary

Narendra M. Pathipati        38     Vice President-
                                    Corporate Development
                                    and Strategy

John H. Walker               38     Vice President-
                                    Operations

Mac S. White, Jr.            63     Vice President -
                                    Engineering


Mark E. Kaplan               34     Controller


Unless otherwise indicated below, the executive officers of the Company have held the positions described for at least the last five years.

Richard K. Riederer has been President and Chief Operating Officer since January 1995 and Chief Executive Officer since November 1995. From September 1994 to January 1995, he was Executive Vice President - Finance and Chief Financial Officer. Prior to that, he served as Vice President and Chief Financial Officer beginning in January 1989. He has been a director of the Company since October 1993.

James B. Bruhn has been Executive Vice President - Commercial since September 1994. He joined the Company as Vice President - Sales and Marketing - Tin Mill Products in July 1987, and was named Vice President-Tin Mill Products Business in November 1992. He has been a director of the Company since May 1990.

Craig T. Costello has been Executive Vice President - Manufacturing since September 1994. From October 1993 to September 1994, he served as Vice President - Operations. Mr. Costello served as
General Manager - Operations from 1988 to 1993.

David L. Robertson has served as the Executive Vice President -
Human Resources and Corporate Law since March 15, 1996. Prior to that, Mr. Robertson was a senior partner in the law firm of Volk, Robertson & Hellerstedt.

Earl E. Davis, Jr. has served as Vice President - Finance and Chief Financial Officer since July 1995. From May 1994 to July 1995, he served as Controller. From August 1991 to April 1994, he served as Assistant Controller. Previous to August 1991, Mr. Davis was Director of Internal Audit.

Thomas W. Evans has been Vice President - Materials Management since February 1988.

David M. Gould was named Vice President - Economic Development in
September 1994. Mr. Gould previously was Vice President - Sales and Marketing - Sheet Products from 1983 until September 1994.

William R. Kiefer has been Vice President - Law and Secretary since May 1990. From March 1988 to May 1990 he was Director - Legal
Affairs and Secretary.

Narendra M. Pathipati has served as Vice President - Corporate Development and Strategy since July 1995. Mr. Pathipati served as Treasurer of the Company from August 1991 to July 1995. From February 1990 to July 1991, he served as Director of Financial Planning and Analysis.

John H. Walker has been Vice President - Operations since July
1995.  From April 1994 to July 1995, Mr. Walker was General Manager
- Operations.  Mr. Walker was Director - Operations Planning from
March 1990 to April 1994.

Mac S. White, Jr. has been Vice President - Engineering of the
Company since May 1992. From April 1989 to April 1992, Mr. White was Director of Engineering for the Company.

Mark E. Kaplan has served as Controller since September 1995.
Prior to that, Mr. Kaplan was employed by Arthur Andersen LLP, where he held a number of positions, most recently as Senior
Manager in the Audit Department.


Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.





PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.The list of financial statements required to be filed by "Item 8--Financial Statements and Supplementary Data" of this Annual
Report on Form 10-K is as follows:



Financial Statements                                      Page

Report of Independent Public Accountants . . . . . . . . .  (*)

Consolidated Statements of Income for the years ended
December 31, 1995, 1994, and 1993. . . . . . . . . . . . .  (*)

Consolidated Balance Sheets as of December 31,
1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .  (*)
Consolidated Statements of Cash Flows for the years
ended December 31, 1995, 1994, and 1993. . . . . . . . . .  (*)

Notes to Consolidated Financial Statements . . . . . . . .  (*)

Supplementary Financial Information. . . . . . . . . . . .  (*)


*Incorporated in this Report by reference from pages 21 to 43, inclusive, of the Company's 1995 Annual Report to Stockholders referred to in Exhibit 13.1 below.


2.The list of financial statement schedules required to be filed by "Item 8--Financial Statements and Supplementary Data" of this
Annual Report on Form 10-K is as follows:

Report of Independent Accountants
on Financial Statement
Schedules . . . . . . . . . . . . . S-1

Schedules:
  I    -  Condensed Financial Information
                         of Registrant                       S-2



  II   -  Valuation and Qualifying Accounts                  S-3


3.                  Exhibits

The following exhibits are included in this Annual Report or are incorporated herein by reference:

Exhibit 3.1    Reinstated Certificate of Incorporation of the
Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission
File No. 33-28515).

Exhibit 3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-10244).

Exhibit 3.3 By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).

Exhibit 3.4    Amendment to the By-laws of the Company
(incorporated by reference to Exhibit 3.2 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-10244).

Exhibit 3.5 Certificate of the Designation, Powers, Preferences and Rights of the Convertible Voting Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10244)

Exhibit 4.1 Indenture dated October 17, 1989 between the Company and First Bank (N.A.) as Trustee, relating to the Company's 10-7/8% Senior Notes due October 15, 1999, including Form of Note (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10244).

Exhibit 4.2 Indenture dated March 1, 1993 between the Company and Bankers Trust Company, as trustee, relating to the Company's 11-1/2% Senior Notes due 1998, including Form of Note (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-2 filed on February 9, 1993, Commission File No. 33-53476).

Exhibit 4.3     First Supplemental Indenture dated July 25, 1995
relating to the Company's 11-1/2% Senior Notes due 1998
(incorporated by reference to Exhibit 4.3 to the Company's
Registration Statement on Form S-4 filed on July 27, 1995,
Commission File No. 33-61345).

Exhibit 4.4 Indenture dated as of June 12, 1995 between the Company and Bankers Trust Company, as trustee, relating to $125,000,000 principal amount of 10-3/4% Senior Notes due 2003, including Form of Note (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed on July 27, 1995, Commission File No. 33-61345).

Exhibit 10.1 Redacted Pellet Sale and Purchase Agreement dated as of September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244).

Exhibit 10.2 Coke Sale Agreement dated January 1, 1993 and signed July 13, 1993 between the Registrant and USX Corporation (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, Commission File No. 1-10244).

Exhibit 10.3 1984 Employee Stock Ownership Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1989, Commission File No. 1-10244).

Exhibit 10.4 1989 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File
No. 1-10244).

Exhibit 10.5     Amendments to the 1984 and 1989 Employee Stock
Ownership Plans, effective May 26, 1994 (filed herewith).


Exhibit 10.6 1987 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515)

Exhibit 10.7      Description of the Company's Performance
Incentive Plan (incorporated by reference to the caption "Annual
Compensation" appearing on pages 11 and 12 of the Company's
Definitive Proxy Statement dated April 25, 1995 for its 1995 Annual Meeting of Stockholders).

Exhibit 10.8      Deferred Compensation Plan for Directors
(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-10244).

Exhibit 10.9 Employment Agreement between Richard K. Reiderer and the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed May 3, 1989,
Commission File No. 33-28515).

Exhibit 10.10 Employment Agreement between Herbert Elish and the Company dated as of July 1, 1990, including Amendment dated August 5, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

Exhibit 10.11 Employment Agreement between James B. Bruhn and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed May 3, 1989,
Commission File No. 33-28515).

Exhibit 10.12 Employment Agreement between Thomas W. Evans and the Company dated April 21, 1987, including Amendment dated July 19, 1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

Exhibit 10.13 Employment Agreement between Craig T. Costello and the Company dated July 20, 1993 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

Exhibit 10.14 Employment Agreement between William R. Kiefer and the Company dated July 21, 1993 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).
Exhibit 10.15 Employment Agreement between John H. Walker and the Company dated July 21, 1993 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

Exhibit 10.16     Employment Agreement between Narendra M.
Pathipati and the Company dated December 16, 1993 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 1993, Commission File
No. 1-10244).

Exhibit 10.17 Employment Agreement between Mac S. White and the Company dated July 28, 1993 (incorporated by reference to Exhibit
10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

Exhibit 10.18 Amendment dated July 19, 1993 to Employment Agreement dated June 8, 1987 between David M. Gould and the Company (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

Exhibit 10.19     Amendment dated July 21, 1993 to the Employment
Agreement dated June 8, 1987 between William C. Brenneisen and the Company (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1993, Commission File No. 1-10244).

Exhibit 13.1 1995 Annual Report to Stockholders of Weirton Steel Corporation (filed herewith). Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.

Exhibit 22.1     Subsidiaries of the Company (filed herewith).

Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).

Exhibit 27.     Financial data schedule for year ended December
31, 1995 (filed herewith).

(b)     The Company filed reports on Form 8-K each in reference to
Item 5 thereof on January 30, and June 23, 1995.

(c) The exhibits as listed under Item 14.(a)(3), are filed herewith or incorporated herein by reference.

(d)     The financial statement schedules listed under Item
14.(a)(2), are filed herewith.



                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of
March, 1996.
                                        WEIRTON STEEL CORPORATION
                    By                  /s/ Richard K. Riederer
                                        Richard K. Riederer
                                        President and Chief Executive
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 28th day of March, 1996.


/s/ Richard K. Riederer
Richard K. Riederer                Phillip A. Karber
President and                      Director
Chief Executive Officer
(principal executive officer)

/s/ Earl E. Davis                 /s/ Joseph J. Nowak
Earl E. Davis                     Joseph J. Nowak
Chief Financial Officer           Director
(principal financial
officer)

/s/ Mark E. Kaplan                 /s/ Robert S. Reitman
Mark E. Kaplan                     Robert S. Reitman
Controller (principal              Director
accounting officer)


/s/ Michael Bozic                  /s/ Richard F. Schubert
Michael Bozic                      Richard F. Schubert
Director                           Director


/s/ James B. Bruhn                  /s/ Thomas R. Sturges
James B. Bruhn                      Thomas R. Sturges
Director                            Director

/s/ Robert J. D'Anniballe, Jr.      /s/ David I.J. Wang
Robert J. D'Anniballe, Jr.          David I.J. Wang
Director                            Director

/s/ Mark G. Glyptis                /s/ Ronald C. Whitaker
Mark G. Glyptis                    Ronald C. Whitaker
Director                           Director



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Weirton Steel Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weirton Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1996. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedules listed in the index in
Item 14 (a)2 of the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
January 22, 1996


S-1



WEIRTON STEEL CORPORATION
CONDENSED PARENT COMPANY STATEMENTS OF INCOME
Schedule I
(Dollars in thousands, except per share data)

                        Year Ended   December 31,
                             1995     1994       1993
NET SALES            $1,351,711    $1,260,864      $1,201,093

OPERATING COSTS:
  Cost of sales       1,179,950     1,136,936       1,105,558
  Discount on sale
  of finance receiv-
  ables
  to subsidiary          18,522        14,719           5,209
  Selling, general
  and
  administrative
  expense                31,142        28,563          31,535
  Depreciation           54,699        46,309          49,113
  Restructuring charge        -          -             17,340
  Provision for
  profit sharing         22,499        17,581            -
  Insurance recov-
  eries                 (41,502)      (20,000)           -
  Total operating
  costs               1,265,310     1,224,108        1,208,755
INCOME (LOSS)
FROM OPERATIONS          86,401        36,756           (7,662)

  Adjustment to
carrying value
   of damaged
  facility               9,000         44,746              -
  Interest expense    (41,920)       (49,260)         (52,634)
  Interest income       5,423          6,330            2,737
  Dividends received
    from subsidary      6,056          5,529            2,168
  ESOP contribution    (2,610)        (2,610)          (2,610)
INCOME (LOSS) BEFORE
 INCOME TAXES          62,350         41,491          (58,001)
  Income tax prov-
  ision                12,181         6,484          (13,988)
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM    50,169        35,007          (44,013)
  Extraordinary loss
  on early
  extinguishment
  of debt                 (6,718)       (3,851)          (6,549)
INCOME BEFORE (LOSS)
 CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE     43,451        31,156          (50,562)
  Cumulative effect
of accounting
   change                   -              -           (179,803)
NET INCOME (LOSS)      $  43,451     $  31,156      $  (230,365)
                        =========     =========      ============
Less:  Preferred
 stock dividend
 requirement                -          2,339           3,125
NET INCOME (Loss)
 APPLICABLE TO
 COMMON SHARES         $  43,451     $  28,817    $   (233,490)

PER SHARE DATA:
 Weighted average
 number of common
 shares and
 equivalents
 (in thousands)           43,781        34,470          26,473

Net income (loss)
before
extraordinary items     $    1.15     $    0.95    $      (1.78)
   Extraordinary loss
   on early extin-
   guishment
    of debt                 (0.16)        (0.11)          (0.25)
Net income(loss)
 before cumulative
 effect of accounting
 change                     0.99          0.84            (2.03)
  Cumulative effect
   of accounting
   change                       -            -           (6.79)
 NET INCOME (LOSS)
 PER COMMON SHARE       $    0.99       $  0.84    $     (8.82)
                         ==========     ========    ============



WEIRTON STEEL CORPORATION
CONDENSED PARENT COMPANY BALANCE SHEETS
Schedule I
(Dollars in thousands, except share data)
                         Year Ended December 31,
                                    1995             1994
ASSETS:
Current assets:
  Cash and cash equivalents     $121,690      $ 57,221
  Accounts receivable, net        15,996        19,147
  Inventories:
Raw Material                      77,557       100,319
Work-in-process                   86,49         89,106
Finished goods                    91,312        81,093
  Deferred income taxes           49,245        42,570
  Other current assets             7,309         7,871
Total current assets             449,600       397,327
Property, plant and
equipment, net                   586,430       588,903
Investment in Weirton
Receivables, Inc.                129,927       111,094
Intangible asset                  31,412        17,213
Deferred income taxes             88,607        98,493
Other assets and
deferred charges                  15,732        12,761
TOTAL ASSETS                  $1,301,708    $1,225,791
                               =========   ============
LIABILITIES:
Current liabilities:
Payables                         123,105        136,038
Employment costs                  88,115         84,487
Pension liability                 12,471           -
Other                             27,858         36,514
Total Current Liabilities        251,549        257,039

Long term debt obligations       407,869        394,505
Long term pension obligations     94,689         68,093
Postretirement benefits other
 than pensions                   317,893        316,185
Other long term liabilities       25,246         31,429
 TOTAL LIABILITIES             1,097,246      1,067,251

REDEEMABLE PREFERRED STOCK        15,868         14,485

STOCKHOLDERS' EQUITY
Common stock, $0.01 par
value;
 50,000,000 authorized;              423            420
 42,289,844 and 42,027,405
shares issued
Additional paid-in capital       454,197        452,746
Retained earnings               (265,388)      (308,839)
Other stockholders' equity          (638)         (272)
TOTAL STOCKHOLDERS' EQUITY       188,594

TOTAL LIABILITIES,
REDEEMABLE STOCK
AND STOCKHOLDERS' EQUITY      $1,301,708    $1,225,791
                              ==========    ==========




Weirton Steel Corporation
Condensed Parent Company Statements of Cash Flows
Schedule I
(Dollars in Thousands)
For the Year Ended December 31,
                           1995          1994           1993

NET CASH PROVIDED BY
 OPERATING ACTIVITIES     $135,506       $46,255     $174,171
CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditures for
property,
plant and equipment:
Spending to restore
damaged facilities         (2,948)   (74,611)           -
Less:Insurance recoveries    9,000    45,000            -
Other capital spending     (49,410)  (37,456)     (116,913)
Investment in Weirton
Receivables, Inc.          (18,833)    5,819       (13,324)

NET CASH USED BY INVESTING
ACTIVITIES                  (62,191)  (61,248)     (130,237)
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Repayments of debt
  obligations              (118,800) (101,101)    (148,114)
  Proceeds from the
issuance
   of common stock           -       116,087      -
  Redemption of preferred
   stock, Series B           -       (25,000)         -
  Proceeds from issuance of
   long term debt           125,000           -   140,000
  Common shares issuable       (577)  1,454        1,119
  Dividends paid                -    (2,339)      (3,125)
  Purchase of common
  treasury shares               -             -   (1,455)
  Deferred financing costs   (4,325)    (2,245)  (13,520)
  Other, principally
  net book
  overdrafts                (10,144)     8,553      (3,229)
NET CASH USED BY FINANCING
 ACTIVITIES                  (8,846)    (4,591)      (28,324)

NET CHANGE IN CASH AND
 EQUIVALENTS                 64,469        (19,584)    15,610
CASH AND EQUIVALENTS
 AT BEGINNING OF PERIOD   57,221         76,805        61,195

CASH AND EQUIVALENTS
 AT END OF PERIOD       $121,690    $   57,221     $  76,805
 Supplement cash flow
 information            ========     ==========     ==========
  Interest paid, net of
   capitalized interest  $ 44,416    $   52,091   $  47,311

Income taxes paid
     (refunded)           10,593        -           (1,779)

                                        S-2

Weirton Steel Corporation and Subsidiary
Valuation and Qualifying Accounts
For the years ended December 31, 1995, 1994 and 1993
(dollars in thousands)


 Balance at  Charges to Balance at  Beginning of  Cost and   End of
Description  Year    Period    Expense  Deductions Period

Allowance for
doubtful accounts
discounts, claims
and allowances
               1995   $6,405        $19,396     $17,113   $8,688

               1994    5,719         17,302      16,616     6,405

               1993    5,545         16,346      16,172     5,719

Valuation
 allowance for
 deferred
 tax assets
              1995    $42,640        $   -       $11,697   $30,943

              1994     50,768            -         8,128    42,640

              1993      -             50,768       -        50,768


                                            S-3