Form 10-Q
period 1996-03-31
WEIRTON STEEL CORP
filed 1996-05-15
CIK 849979

First
Quarter 1996
FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 1996.

or

Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from         to         .
                               -------    -------

Commission File Number 1-10244

WEIRTON STEEL CORPORATION
- -------------------------
(Exact name of Registrant as specified in its charter)

Delaware
06-1075442
- --------
- ----------
(State or other jurisdiction                     (IRS employer
identification
No.)
of incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia
26062-4989
- -----------------------------------------------              -----
- -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:
(304)-797-2000

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 30, 1996 was 42,346,794.





PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WEIRTON STEEL CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                       Three Months Ended
                                            March 31,
                                        1996        1995


                                      -------------------
NET SALES                             $340,900   $354,686


OPERATING COSTS:
  Cost of sales                        310,752    299,185
  Selling, general, administrativ        9,514      8,206
  Depreciation                          14,505     15,135
  Provision for profit sharing             -       16,072
  Insurance recovery                       -      (34,000)

                                       --------   --------
  Total Operating Costs                334,771    304,598

                                       --------   --------

INCOME FROM OPERATIONS:                  6,129     50,088

  Interest expense                     (10,733)   (10,502)
  Interest income                        1,797        911
  ESOP contribution                        653        653
                                       --------  --------
INCOME (LOSS) BEFORE INCOME TAXES       (3,460)    39,844

  Income tax provision (benefit)          (675)     7,701
                                       --------  --------

NET INCOME (LOSS)                      $(2,785)  $ 32,143

                                        ========  =======



PER SHARE DATA:
  Weighted average number of            42,347    43,764
  common shares and equivalents
  Net income (loss) per common share $  (0.07) $    0.73
                                      ========  ========

     The accompanying notes are an integral part of these
statements.


WEIRTON STEEL CORPORATION
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share amount)

                                     March 31, 1996
December 31, 1995
                                   -----------------
- -----------------

ASSETS:
Cash and equivalents,                   $104,432
$131,811
  includes restricted cash of
  $1,381 and $1,373
Notes and accounts receivable,           160,035
150,213
  less allowances of $9,536
  and $8,688
Inventories                              237,924
255,360
Deferred income taxes                     49,245
49,245
 Other current assets                      7,199
7,400
                                     -----------
- -----------
  Total current assets                   558,835
594,029
Property, plant, and                     585,371
586,430
  equipment, net
Intangible assets                         31,412
31,412
Deferred income taxes                     86,879
86,205
Other assets and deferred                 15,048
15,945
  charges                             ----------
- ----------
  Total assets                        $1,277,545
$1,314,021
                                      ==========
==========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:

Liabilities:
Current liabilities                     $ 212,374            $
253,726
Long term debt obligations                407,907
407,869
Long term pension obligation               98,169
94,689
Postretirement benefits other             320,454
317,893
  than pensions
Other long-term liabilities                26,177
25,348
                                        ---------
- ----------
  Total liabilities                    $1,065,081
$1,099,525

Redeemable Stock:                          16,619
15,868

Stockholders' Equity:
Common stock, $.01 par value;                 426
  423
  50,000,000 shares authorized;
  42,586,337 and 42,289,944
  shares issued, respectively
Additional paid-in capital                455,207
454,197
Retained earnings                        (258,139)
(255,354)
Other stockholders' equity                 (1,649)
 (638)
                                       -----------
- -----------
  Total stockholders' equity              195,845
198,628
                                       ------------
- -----------
Total liabilities, redeemable
  stock and stockholders' equity        $1,277,545           $
1,314,021
                                       ============
===========

The accompanying notes are an integral part of these statements.


WEIRTON STEEL CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           1996       1995
                                           ------------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                     $(11,993)  $24,310


CASH FLOWS USED BY INVESTING ACTIVITIES

  EXPENDITURES FOR PROPERTY, PLANT AND    (13,446)   (7,141)
     EQUIPMENT

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES


  OTHER, principally net book overdraft    (1,940)    2,188
                                          --------  -------

NET CHANGE IN CASH AND EQUIVALENTS        (27,379)   19,357

CASH AND EQUIVALENTS AT BEGINNING
OF PERIOD                                  131,811   62,905

                                          --------  -------


CASH AND EQUIVALENTS AT END OF PERIOD     $104,432  $82,262

                                          ========  =======




SUPPLEMENTAL CASH FLOW INFORMATION:
  INTEREST PAID,
  NET OF CAPITALIZED INTEREST            $  4,307  $ 2,480
  INCOME TAXES PAID                           -        153

The accompanying notes are an integral part of these statements.




WEIRTON STEEL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands of dollars, or in millions of dollars where indicated)

Note 1
BASIS OF PRESENTATION

The Consolidated Condensed Financial Statements presented herein are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its wholly-owned subsidiary, Weirton Receivables, Inc., are hereafter referred to as the "Company." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's 1995 Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior amounts have been reclassified, where necessary, to conform to the presentation in the current period.

Note 2
INVENTORIES

Inventories consisted of the following:

                           March 31,      December 31,
                              1996            1995
                          ____________     ___________
Raw materials               $ 66,922         $  77,557
Work-in-process               68,388            86,491
Finished goods               102,614            91,312
                            _________        _________
                            $ 237,924        $ 255,360
                            =========        =========




Note 3
EARNINGS PER SHARE

The weighted average number of common and common equivalent shares used in the calculation of income (loss) per common share were 42,346,589 and 43,764,379 for the three months ended March
31, 1996 and 1995, respectively.

Note 4
ENVIRONMENTAL COMPLIANCE

In December 1993, the Company was informed by the West Virginia Division of Environmental Protection ('DEP') that the United States Environmental Protection Agency ('EPA') was considering initiating a 'multimedia' enforcement action against the Company. Multimedia actions involve coordinated enforcement proceedings related to water, air and waste-related issues stemming from a number of federal and state statutes and rules. In October 1995, the Company received a Notice of Violation from the EPA alleging seven violations of DEP regulations for air pollution control, which may result in fines and penalties. Additionally, the EPA has conducted inspections of the Company's facilities regarding waste-related issues.

Although no multimedia enforcement action has been commenced against the Company, the Company has continued to meet with representatives of the EPA regarding the alleged violations, as well as environmental compliance issues related to air, water and waste disposal. The Company and the EPA are attempting to resolve these issues during a six-month negotiating period, which extends to September 15, 1996. The EPA has indicated that it would expect a negotiated settlement to include necessary corrective steps to address noncompliance issues, remediation programs to address contamination at solid waste management units and a civil penalty. The EPA has indicated that consideration would be given to offsetting any cash penalty through the performance of supplemental environmental projects. If a settlement is not reached by September 15, 1996, the EPA has indicated that it would likely commence a civil enforcement action against the Company. Based on its review of the matters involved, the Company does not believe that any fines or penalties assessed above amounts accrued, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of the Company's financial condition and results of operations should be read together with the unaudited consolidated condensed financial statements and notes thereto. The unaudited consolidated condensed financial statements of Weirton Steel Corporation include the accounts of its wholly-owned subsidiary Weirton Receivables, Inc. ('WRI'). Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the 'Company.'

In April 1994, the Company's No. 9 Tandem (the 'No. 9 Tandem') sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility had traditionally supplied approximately 70% to 80% of the coils required by the Company's tin and chrome plate operations. The Company began rebuilding and repairing operations immediately to restore the No. 9 Tandem. Startup operations began early in the fourth quarter of 1994 and the Company resumed normal operations in late 1994.

Following the fire that damaged the No. 9 Tandem, the Company had adjusted its production during the balance of 1994 to a product mix more heavily comprised of hot rolled and coated sheet products, while tin mill product shipments were decreases significantly. The shift from tin mill products to sheet products resulted in the realization of lower average selling prices during the period in which the No. 9 Tandem was not in service. Sheet products such as hot rolled products generally provide lower profit margins than more highly processed products such as tin and chrome plate. The Company's expectations were that it would regain its share of the tine mill products market over a relatively short period of time following the No. 9 Tandem's return to full operations in the first quarter of 1995. Severe weather conditions, however, caused the late planting of major food crops in the midwestern states and consequently, the demand for tin mill products was soft in early 1995. As a result, the pace at which the Company's share of tin mill products recovered was slower than expected.

Throughout 1995 the Company gradually achieved a more traditional product mix and by the first quarter of 1996 had acquired a share of the tin mill products market comparable to that prior to the fire. The resumption of the Company's normal operating configuration in the first quarter of 1996 had a significant effect on its volume of shipments, as well as its product mix compared to the first quarter of 1995.

The Company maintains insurance for property damage applicable to its production facilities, including the No. 9 Tandem. The policy providing this coverage is subject to a deductible. Insurance recoveries for property damage associated with events of this type require the recognition of a new cost basis for the rebuilt facility. As a result, the Company recognized in the third quarter of 1995 and the second quarter of 1994 adjustments that totaled $53.7 million to the carrying value of the No. 9 Tandem. Total spending to restore the No. 9 Tandem was approximately $77.5 million.

The Company also maintains insurance for business interruption, subject to a deductible. Insurance recoveries of $20.0 million and $34.0 million were received in the first quarter of 1994 and first quarter of 1995, respectively, for the No. 9 Tandem business interruption claim. The Company's claim for business interruption related to the No. 9 Tandem was settled in 1995.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995

In the first quarter of 1996, the Company recognized a net loss of $2.8 million or $0.07 per common share, compared to net income of $32.1 million or $0.73 per common share for the same period in 1995. The first quarter 1995 results included a favorable pretax adjustment of $34.0 million for the above mentioned business interruption insurance recovery and a pretax provision for employee profit sharing of $16.1 million. Excluding the effect of the insurance recovery, and its resulting effects on the provision for profit sharing and income taxes, net income for the first quarter of 1995 would have been $12.6 million or $0.29 per share.

Net sales in the first quarter of 1996 were $340.9 million, a decrease of $13.8 million or 3.9% from the first quarter of 1995. Total shipments in the first quarter of 1996 were 712 thousand tons compared to first quarter of 1995 shipments of 705 thousand.

While demand for the Company's products continued to be strong in the first quarter of 1996, selling prices, particularly with respect to sheet products, were lower than in the first quarter of 1995, following an industry wide trend. The Company has announced price increases the effect of which are expected to be realized in the second quarter of 1996.

Sheet product sales for the first quarter of 1996 declined $41.7 million to $200.1 million. Shipments of sheet product in the first quarter of 1996 were 490 thousand tons compared to 525 thousand tons in the first quarter of 1995. As described above, during the periods immediately following the outage of the No.9 Tandem, the Company's product mix was shifted more heavily to sheet product from tin mill products. The resumption of a more traditional product mix along with lower experienced selling prices resulted in lower sheet product revenues during the first quarter of 1996 compared to 1995.

The first quarter of 1996 revenues from tin mill products were $140.8 million on shipments of 222 thousand tons compared to $112.8 million on 180 thousand tons for the same period in 1995 reflecting the recovery of the Company's tin mill product market share. The product mix for the first quarter of 1996 reflects a level of tin mill product shipments comparable to that experienced prior to the No. 9 Tandem outage.

Operating costs for the first quarter of 1996 were $436 per ton compared to $424 per ton for the first quarter of 1995. This increase is primarily attributable to the shift in product mix from sheet products to the higher cost tin mill product.

Additionally, the Company experienced higher operating costs related to the severe weather conditions in the first quarter of 1996, as well as higher energy and raw material costs.

Operating profit was $9 per ton for the first quarter of 1996 compared to $71 per ton for the same period in 1995. The decrease was due to lower selling prices, higher operating costs and the absence of the insurance recovery in the first quarter of 1996; offset by improved product mix and no provision for profit sharing in the current period.

Selling, general and administrative expenses were $9.5 million for the first quarter of 1996, an increase of $1.3 million compared to the first quarter of 1995. The increase is primarily due to higher benefit costs and increased outside purchased services.

During the first quarter of 1996 the Company recognized interest income of $1.8 million compared to $0.8 million in the first quarter of 1995. This increase in interest income is primarily due to a higher level of invested funds during the first quarter of 1996 compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had cash and equivalents of $104.4 million compared to $131.8 million as of December 31, 1995. This decrease in cash and equivalents is due primarily to the payment during the first quarter of 1996, of approximately $24.2 million of profit sharing.

As of March 31, 1996, and December 31, 1995, after reductions for amounts in place under its letter of subfacility, WRI had a base amount of participation interests available for cash sales under the Company's Receivables Participation Agreement of approximately $81.0 and 71.6 million, respectively.

The Company's net deferred tax assets increased $0.7 million to $136.1 million as of March 31, 1996, which consist primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax.

INVESTMENT IN FACILITIES

Expenditures for property, plant and equipment for the first three months of 1996 totaled $13.1 million. The Company's planned capital expenditures for 1996 are approximately $84.6 million and include spending for a major blast furnace reline expected to begin in the later half of 1996. The Company expects to fund its capital expenditures program with cash generated from operations or cash on hand, and if necessary, from proceeds from the sale of participation interests under the Receivables Participation Agreement.

ENVIRONMENTAL COMPLIANCE

The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations, concerning, among other things, waste water discharges, air emission and waste disposal.

Pursuant to agreements entered into by the Company and National Steel Corporation ('NSC') under which the Company acquired its operating assets in 1984, NSC retained liability, including governmental and third-party claims, arising from environmental violations prior to the acquisition. NSC also retained liability for cleanup costs, including third-party claims, related to solid or hazardous waste sites, as long as the sites were not used by the Company in its operations subsequent to the acquisition.

In December 1993, the Company was informed by the West Virginia Division of Environmental Protection ('DEP') that the United States Environmental Protection Agency ('EPA') was considering initiating a 'multimedia' enforcement action against the Company. Multimedia actions involve coordinated enforcement proceedings related to water, air and waste-related issues stemming from a number of federal and state statutes and rules. In October 1995, the Company received a Notice of Violation from the EPA alleging seven violations of DEP regulations for air pollution control, which may result in fines and penalties. Additionally, the EPA has conducted inspections of the Company's facilities regarding waste-related issues.

Although no multimedia enforcement action has been commenced against the Company, the Company has continued to meet with representatives of the EPA regarding the alleged violations, as well as environmental compliance issues related to air, water and waste disposal. The Company and the EPA are attempting to resolve these issues during a six-month negotiating period, which extends to September 15, 1996. The EPA has indicated that it would expect a negotiated settlement to include necessary corrective steps to address noncompliance issues, remediation programs to address contamination at solid waste management units and a civil penalty. The EPA has indicated that consideration would be given to offsetting any cash penalty through the performance of supplemental environmental projects. If a settlement is not reached by September 15, 1996, the EPA has indicated that it would likely commence a civil enforcement action against the Company. Based on its review of the matters involved, the Company does not believe that any fines or penalties assessed above amounts accrued, would have a material adverse effect on the Company's financial position or results of operations.

The Company intends to comply with all legal requirements regarding the environment. New or expanded environmental requirements could increase the Company's environmental cost in the future. Since the effects of future requirements are not presently determinable, it is not possible to predict with a high degree of precision the ultimate future cost of compliance; however, the Company does not believe the future costs of environmental compliance or the cost of outstanding environmental matters will have a material adverse effect on its financial position, results of operation or on its competitive position with respect to other integrated domestic steel makers that are generally subject to the same environmental requirements.

OUTLOOK

On April 1, the Company's No. 3 Blast Furnace was taken out of service to replace a cracked bell. The outage lasted eight days, and the furnace is now back to full production. The Company expects its operating performance in the second quarter to be adversely affected in the range of $5 million to $7 million as a result of the outage.

The Company is currently considering a plan to reduce its salary workforce during the second quarter of 1996. Although the financial statement impact of such a workforce reduction has not yet been determined, it is likely that the resulting charge will have a material adverse effect on the Company's results of operations for the second quarter of 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ('FASB') issued Statement on Financial Accounting Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.' SFAS No. 121 requires that the carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such assets. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods. The Company adopted the provisions of SFAS No. 121 in the first quarter of 1996. The adoption of SFAS No. 121 did not have any effect on the Company's financial position or results of operations for the quarter ended March 31, 1996.

In October 1995, the FASB issued SFAS No. 123, 'Accounting for Stock-Based Compensation.' SFAS No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosure which in effect restates a company's results for comparative periods as if the new method of accounting had been adopted. The Company intends to continue its present accounting policy relating to stock-based compensation and will provide the required disclosures, as permitted by SFAS No. 123.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27. - Financial Data Schedule for three months ended
         March 31, 1996.

(b)      Reports on Form 8-K

         None


SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.
WEIRTON STEEL CORPORATION
Registrant


By  /s/ Mark E. Kaplan


    Mark E. Kaplan
    Controller
    (Principal Accounting Officer)
    May 15, 1996