Form 10-Q
period 1996-06-30
WEIRTON STEEL CORP
filed 1996-08-14
CIK 849979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                       06-1075442
         (State or other jurisdiction of        (I.R.S. employer
          incorporation or organization)       identification No.)

           400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA 26062-4989
                    (Address of principal executive offices)

              (Registrant's telephone number, including area code)

                                 (304) 797-2000

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of July 31, 1996 was 42,586,627.

================================================================================

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           ----------------------------    ----------------------------
                                                             JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                               1996            1995            1996            1995
                                                           ------------    ------------    ------------    ------------
NET SALES...............................................     $335,580        $319,048        $676,480        $673,734
OPERATING COSTS:
     Cost of sales......................................      309,401         273,986         620,153         573,171
     Selling, general and administrative expense........       10,102           8,678          19,616          16,884
     Depreciation.......................................       15,669          14,831          30,174          29,966
     Restructuring charge...............................       16,959              --          16,959              --
     Provision for profit sharing.......................           --           3,088              --          19,160
     Insurance recoveries...............................           --          (7,502)             --         (41,502)
                                                             --------        --------        --------        --------
          Total operating costs.........................      352,131         293,081         686,902         597,679
                                                           ----------      ----------      ----------      ----------
INCOME (LOSS) FROM OPERATIONS...........................      (16,551)         25,967         (10,422)         76,055
                                                             --------        --------        --------        --------
     Interest expense...................................      (10,753)        (10,437)        (21,486)        (20,939)
     Interest income....................................        1,120           1,139           2,917           2,050
     ESOP contribution..................................         (652)           (652)         (1,305)         (1,305)
                                                             --------        --------        --------        --------
                                                              (10,285)         (9,950)        (19,874)        (20,194)
                                                             --------        --------        --------        --------
INCOME (LOSS) BEFORE INCOME TAXES.......................      (26,836)         16,017         (30,296)         55,861
     Income tax (benefit) provision.....................       (5,233)          3,123          (5,908)         10,824
                                                             --------        --------        --------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................      (21,603)         12,894         (24,388)         45,037
     Extraordinary loss on early extinguishment of
       debt.............................................        5,431           6,718           5,431           6,718
                                                             --------        --------        --------        --------
NET INCOME (LOSS).......................................     $(27,034)       $  6,176        $(29,819)       $ 38,319
                                                             ========        ========        ========        ========
PER SHARE DATA:
     Weighted average number of common shares and
       equivalents (in thousands).......................       42,347          43,757          42,347          43,761
Net income (loss) per share before extraordinary item...     $  (0.51)       $   0.29        $  (0.58)       $   1.03
Extraordinary loss on early extinguishment of debt......        (0.13)          (0.15)          (0.13)          (0.15)
                                                             --------        --------        --------        --------
NET INCOME (LOSS) PER COMMON SHARE......................     $  (0.64)       $   0.14        $  (0.71)       $   0.88
                                                             ========        ========        ========        ========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                              JUNE 30, 1996     DECEMBER 31,
                                                                               (UNAUDITED)          1995
                                                                              --------------    ------------
ASSETS:
     Cash and equivalents, includes restricted cash of $2,045 and $1,373...     $  113,979       $  131,811
     Receivables, less allowances of $7,518 and $8,688.....................        156,056          150,213
     Inventories...........................................................        253,111          255,360
     Deferred income taxes.................................................         49,245           49,245
     Other current assets..................................................          5,715            7,400
                                                                              --------------    ------------
          Total current assets.............................................        578,106          594,029
     Property, plant and equipment, net....................................        583,633          586,430
     Intangible asset......................................................         31,412           31,412
     Deferred income taxes.................................................         93,428           86,205
     Other assets and deferred charges.....................................         14,687           15,945
                                                                              --------------    ------------
          Total assets.....................................................     $1,301,266       $1,314,021
                                                                               ===========       ==========
LIABILITIES:
     Current liabilities...................................................     $  252,744       $  253,726
     Long term debt obligations............................................        407,945          407,869
     Long term pension obligations.........................................        105,069           94,689
     Postretirement benefits other than pensions...........................        322,204          317,893
     Other long term liabilities...........................................         27,238           25,348
                                                                              --------------    ------------
          Total liabilities................................................      1,115,200        1,099,525
                                                                              --------------    ------------
Redeemable stock...........................................................         17,254           15,868
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000 shares authorized;
      42,586,627 and 42,289,944 shares issued..............................            426              423
     Additional paid-in capital............................................        455,208          454,197
     Retained earnings (deficit)...........................................       (285,173)        (255,354)
     Other stockholders' equity............................................         (1,649)            (638)
                                                                              --------------    ------------
          Total stockholders' equity.......................................        168,812          198,628
                                                                              -------------     ------------
          Total liabilities, redeemable stock and stockholders' equity.....     $1,301,266       $1,314,021
                                                                               ===========       ==========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                                    1996          1995
                                                                                  --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................   $ 11,263      $ 52,818
CASH FLOWS USED BY INVESTING ACTIVITIES
     Expenditures for property, plant and equipment............................    (27,377)      (19,211)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
     Repayment of debt obligation..............................................         --      (118,800)
     Proceeds from issuance of debt obligation.................................         --       125,000
     Deferred financing costs..................................................         --        (4,325)
     Other, principally net book overdrafts....................................     (1,718)        4,612
                                                                                  --------      --------
Net cash provided (used) by financing activities...............................     (1,718)        6,487
                                                                                  --------      --------
NET CHANGE IN CASH AND EQUIVALENTS.............................................    (17,832)       40,094
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD....................................    131,811        62,905
                                                                                  --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD..........................................   $113,979      $102,999
                                                                                  ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest................................   $ 21,484      $ 22,971
     Income taxes paid.........................................................         --         5,193

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
       (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS AS INDICATED)

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1996          1995
                                                                    --------    -------------
               Raw materials.....................................   $ 66,511      $  77,557
               Work-in-process...................................     79,184         86,491
               Finished goods....................................    107,416         91,312
                                                                    --------    -------------
                                                                    $253,111      $ 255,360
                                                                    ========     ==========

NOTE 3

EARNINGS PER SHARE

     The weighted average number of common shares and equivalents used in the calculation of income (loss) per common share were 42,347,048 and 43,757,259 for the three months ended June 30, 1996 and 1995, respectively, and 42,346,818 and 43,760,799 for the six months ended June 30, 1996 and 1995, respectively.

NOTE 4

RESTRUCTURING CHARGE

     On May 29, 1996, the Company announced that it was reducing its supervisory and managerial workforce by approximately 200 employees, or 20%. The restructuring charge associated with this reduction was $17.0 million and related primarily to early retirement and termination benefits. The restructuring charge was recorded in the second quarter of 1996. The Company expects the cash costs over the initial twelve months after the reduction to be approximately $7.5 million, with the remainder extending beyond that period.

NOTE 5

ENVIRONMENTAL COMPLIANCE

     In December 1993, the Company was informed by the West Virginia Division of Environmental Protection ("DEP") that the United States Environmental Protection Agency ("EPA") was considering initiating a "multimedia" enforcement action against the Company. Multimedia actions involve coordinated enforcement proceedings related to water, air and waste-related issues stemming from a number of federal and state statutes and rules. In October 1995, the Company received a Notice of Violation from the EPA alleging seven violations of DEP regulations for air pollution control, which may result in fines and penalties. Additionally, the EPA has conducted inspections of the Company's facilities regarding waste-related issues.

     Although no multimedia enforcement action has been commenced against the Company, the Company has continued to meet with representatives of the EPA regarding the alleged violations, as well as environmental compliance issues related to air, water and waste disposal. The Company and the EPA are attempting to resolve these issues during a six-month negotiating period which extends to September 15, 1996. The EPA has indicated that it would expect a negotiated settlement to include necessary corrective steps to address noncompliance issues and a civil penalty. The EPA has indicated that consideration would be given to offsetting a portion of any cash penalty through the performance of supplemental environmental projects. If a settlement is not reached by September 15, 1996, the EPA has indicated that it would likely commence a civil enforcement action against the Company. Based on its review of the matters involved and discussions to date with representatives of the EPA, while no assurance can be given, the Company does not believe that any fines, penalties or costs to remediate would have a material effect on the Company's financial position or results of operations. However, it is expected that related capital expenditure projects and required changes in operating practices will increase future operating costs, which may have a significant effect on future operating results.

NOTE 6

FINANCING ARRANGEMENTS

     On June 27, 1996, the Company closed an offer to purchase $65.0 million aggregate principal amount of its outstanding 10 7/8% Senior Notes due October 15, 1999, and $35.0 million aggregate principal amount of its outstanding
11 1/2% Senior Notes due March 1, 1998. The Company also entered into a definitive purchase agreement on that date for the sale of $125.0 million aggregate principal amount of 11 3/8% Senior Notes due 2004.

     On July 3, 1996, the sale of the 11 3/8% Senior Notes was closed with the Company receiving approximately $118.7 million of net proceeds, after deducting the original issue discount and the offering expenses payable by the Company. The 11 3/8% Senior Notes were sold under Regulation 144A and are not registered under the Securities Act of 1933. The covenants covering the 11 3/8% Senior Notes are substantially similar to the covenants covering its previously existing senior note obligations. Approximately $106.0 million of the net proceeds from the sale were used to repurchase $65.0 million aggregate principal of the 10 7/8% Senior Notes and $35.0 million aggregate principal amount of the 11 1/2% Senior Notes. The second quarter of 1996 results include a $5.4 million extraordinary after tax loss associated with the early extinguishment of debt and includes the premiums paid to repurchase the notes and the recognition of previously deferred financing costs associated with the retired debt.

     In connection with the sale of the 11 3/8% Senior Notes the Company entered into a registration rights agreement under which the Company agreed to file a registration statement within 45 days of the issue date with respect to a registered offer to exchange the 11 3/8% Senior Notes for notes substantially similar to the 11 3/8% Senior Notes (the "Exchange Offer"). The Company also agreed to use its reasonable best efforts to cause the Exchange Offer to be declared effective within 135 days of the issue date. The Company's registration statement relating to the 11 3/8% Senior Notes was declared effective on August 9, 1996. The Exchange Offer commenced on August 13, 1996 and is scheduled to expire on September 11, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and results of operations should be read together with the unaudited consolidated condensed financial statements and notes thereto. The unaudited consolidated condensed financial statements of Weirton Steel Corporation include the accounts of its wholly-owned subsidiary Weirton Receivables, Inc. ("WRI"). Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiary are hereafter referred to as the "Company."

     In April 1994, the Company's No. 9 Tandem (the "No. 9 Tandem") sustained major damage from a fire which occurred while the unit was undergoing maintenance. This cold rolling facility had traditionally supplied approximately 70% to 80% of the coils required by the Company's tin and chrome plating operations. The Company began rebuilding and repairing operations immediately to restore the No. 9 Tandem. Startup operations began early in the fourth quarter of 1994 and the Company resumed normal operations in late 1994.

     Following the fire that damaged the No. 9 Tandem, the Company adjusted its production during the balance of 1994 to a product mix more heavily comprised of hot rolled products, while tin mill product shipments were decreased significantly. The shift from tin mill products to sheet products resulted in the realization of lower selling prices during the period in which the No. 9 Tandem was not in service. Sheet products such as hot rolled products generally provide lower profit margins than more highly processed products such as tin and chrome plate. The Company's expectations were that it would regain its share of the tin mill products market over a relatively short period of time following the No. 9 Tandem's return to full operations in the first quarter of 1995. Severe weather conditions, however, caused the late planting of major food crops in the Midwestern states and consequently, the demand for tin mill products was soft in early 1995. As a result, the pace at which the Company's market share of tin mill products recovered was slower than expected.

     Throughout 1995 the Company gradually achieved a more traditional product mix and by the first quarter of 1996 had reacquired a share of the tin mill products market comparable to that prior to the fire. The resumption of the Company's normal operating configuration in the first quarter of 1996 had a significant effect on its volume of shipments, as well as its product mix compared to the first half of 1995.

     The Company maintains insurance for property damage applicable to its production facilities, including the No. 9 Tandem. Insurance recoveries for property damage associated with events of this type require the recognition of a new cost basis for the rebuilt facility. As a result, the Company recognized in the third quarter of 1995 and the second quarter of 1994 adjustments that totaled $53.7 million to the carrying value of the No. 9 Tandem. Total spending to restore the No. 9 Tandem was approximately $77.6 million.

     The Company also maintains insurance for business interruption. Insurance recoveries of $20.0 million and $34.0 million were received in the first quarter of 1994 and first quarter of 1995, respectively, for the No. 9 Tandem business interruption claim. The Company's claim for business interruption related to the No. 9 Tandem was settled in 1995.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     In the second quarter of 1996, the Company recognized a net loss of $27.0 million or $0.64 per common share, compared to net income of $6.2 million or $0.14 per common share for the same period in 1995. The second quarter of 1996 results included a pretax restructuring charge of $17.0 million associated with the approximately 20% reduction of the supervisory and managerial workforce, and an extraordinary after tax loss of $5.4 million for costs recognized in conjunction with the refinancing of $100 million of the Company's senior note obligations. The second quarter of 1995 results included a favorable pretax adjustment of $7.5 million for a business interruption insurance recovery related to an outage at its hot strip mill in 1991 and an extraordinary after tax loss of $6.7 million associated with the early extinguishment of debt. Excluding the effect of these non-recurring items, and their resulting effects on the provision for profit sharing and income taxes, the net loss for the second quarter of 1996 would have been $8.0 million or $0.19 per share compared to net income of $6.7 million or $0.15 per share in the second quarter of 1995.

     Net sales in the second quarter of 1996 were $335.6 million, an increase of $16.5 million or 5.2% from the second quarter of 1995. Total shipments in the second quarter of 1996 were 706 thousand tons compared to second quarter of 1995 shipments of 630 thousand tons.

     While demand for the Company's products continued to be strong in the second quarter of 1996, selling prices, particularly with respect to sheet products, were lower than in the second quarter of 1995. Sheet product sales for the second quarter of 1996 declined $11.8 million to $200.0 million. Shipments of sheet product in the second quarter of 1996 were 487 thousand tons compared to 460 thousand tons in the second quarter of 1995. Even though second quarter of 1996 sheet product shipments increased from 1995, lower selling prices resulted in lower sheet product revenues during the second quarter of 1996 compared to 1995.

     The second quarter of 1996 revenues from tin mill products were $135.6 million on shipments of 219 thousand tons compared to $107.3 million on shipments of 170 thousand tons for the same period in 1995, reflecting the recovery of the Company's tin mill product market share. The increase in tin mill product revenue is primarily attributable to increased volume; however the revenue increase due to volume was partially offset by lower average selling prices due to the resumption of a customer mix similar to that experienced prior to the No. 9 Tandem outage.

     Operating costs excluding non-recurring items, for the second quarter of 1996 were $475 per ton compared to $478 per ton for the second quarter of 1995. The operating costs for the second quarter of 1996 were adversely affected by an unplanned blast furnace outage in April 1996, as well as higher raw material and energy costs. These increased costs compared to the first quarter of 1995 were offset by the absence of a profit sharing provision in 1996.

     Operating profit excluding the non-recurring items, was $1 per ton for the second quarter of 1996 compared to $29 per ton for the same period in 1995. The decrease is due to lower selling prices and higher operating costs, as described above, in the second quarter of 1996; offset by overall improved product mix and the absence of a profit sharing provision in 1996.

     Selling, general and administrative expenses were $10.1 million for the second quarter of 1996 or an increase of $1.4 million compared to the second quarter of 1995. The increase is primarily due to higher benefit costs and increased outside purchased services.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     In the first half of 1996, the Company recognized a net loss of $29.8 million or $0.71 per common share, compared to net income of $38.3 million or $0.88 per common share for the same period in 1995. The first half of 1996 results included a pretax restructuring charge of $17.0 million associated with the approximately 20% reduction of the supervisory and managerial workforce and the $5.4 million extraordinary after tax loss. The first half of 1995 results included a favorable pretax adjustments of $41.5 million for the No. 9 Tandem and hot strip mill business interruption insurance recoveries and the extraordinary after tax loss of $6.7 million associated with the 1995 early extinguishment of debt. Excluding the effect of these non-recurring items, and their resulting impact on the provision for profit sharing and income taxes, net loss for the first half of 1996 would have been $10.7 million or $0.25 per share, compared to net income for the first half of 1995 of $19.2 million or $0.45 per share.

     Net sales in the first half of 1996 were $676.5 million, an increase of $2.8 million from the first half of 1995. Total shipments in the first half of 1996 were 1,418 thousand tons compared to first half of 1995 shipments of 1,335 thousand tons.

     While demand for the Companys' products continued to be strong in the first half of 1996, selling prices, particularly with respect to sheet products, were lower than in the first half of 1995. Sheet product sales for the first half of 1996 declined $53.6 million to $400.0 million. Shipments of sheet product in the first half of 1996 were 977 thousand tons compared to 985 thousand tons in the first half of 1995. Even though first half of 1996 sheet product shipments were generally similar to the same period in 1995, lower selling prices resulted in lower sheet product revenue during the first half of 1996 compared to 1995.

     The first half of 1996 revenues from tin mill products were $276.5 million on shipments of 441 thousand tons compared to $220.1 million on 351 thousand tons for the same period in 1995, reflecting the recovery of the Company's tin mill product market share. The increase in tin mill product revenue is primarily attributable to increased volume; however the revenue increase due to volume was partially offset by lower average selling prices due to the resumption of a customer mix similar to that experienced prior to the No. 9 Tandem outage.

     Operating costs excluding the effect of the non-recurring items, for the first half of 1996 and 1995 were $472 per ton. Operating costs in the first half of 1996 were adversely affected by an unplanned blast furnace outage in April 1996, as well as higher raw material and energy costs. These increased costs compared to 1995 were offset by the absence of a profit sharing provision in 1996.

     Operating profit excluding the effects of non-recurring items, was $5 per ton for the first half of 1996 compared to $33 per ton for the same period in 1995. The decrease is due to lower selling prices and higher operating costs, as described above, offset by an overall improved product mix and the absence of a profit sharing provision in 1996.

     Selling, general and administrative expenses were $19.6 million for the first half of 1996 or an increase of $2.7 million compared to the first half of 1995. The increase is primarily due to higher benefit costs and increased outside purchased services.

     During the first half of 1996 the Company recognized interest income of $2.9 million compared to $2.1 million in the first half of 1995. This increase in interest income is primarily due to a higher level of invested funds during the first half of 1996 compared to the same period in 1995.

     The Company is currently conducting local negotiations with its represented work force. The Company's current bargaining agreements are scheduled to expire on September 26, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had cash and equivalents of $114.0 million compared to $131.8 million as of December 31, 1995. This decrease in cash and equivalents is due primarily to the payment during the first half of 1996 of $24.2 million of profit sharing.

     On June 27, 1996, the Company closed an offer to purchase $65.0 million aggregate principal amount of its outstanding 10 7/8% Senior Notes due October 15, 1999, and $35.0 million aggregate principal amount of its outstanding
11 1/2% Senior Notes due March 1, 1998. The Company also entered into a definitive purchase agreement on that date for the sale of $125.0 million aggregate principal amount of 11 3/8% Senior Notes due 2004.

     On July 3, 1996, the sale of the 11 3/8% Senior Notes was closed with the Company receiving approximately $118.7 million of net proceeds after deducting the original issue discount and the expenses payable by the Company. The 11 3/8% Senior Notes were sold under Regulation 144A and are not registered under the Securities Act of 1933. The covenants covering the 11 3/8% Senior Notes are substantially similar to the covenants covering its previously existing senior note obligations. Approximately $106.0 million of the net proceeds from the sale were used to repurchase $65.0 million aggregate principal amount of the 10 7/8% Senior Notes and $35.0 million aggregate principal amount of the 11 1/2% Senior Notes. The second quarter of 1996 results include a $5.4 million extraordinary after tax loss associated with the early extinguishment of debt.

     The refinancing of the 11 1/2% Senior Notes and the 10 7/8% Senior Notes reduced the aggregate indebtedness maturing in 1998 and 1999 from $77.2 million and $149.7 million, respectively, to $42.2 million and $84.7 million, respectively.

     In connection with the sale of the 11 3/8% Senior Notes the Company entered into a registration rights agreement under which the Company agreed to file a registration statement within 45 days of the issue date with respect to a registered offer to exchange the 11 3/8% Senior Notes for notes substantially similar to the 11 3/8% Senior Notes (the "Exchange Offer"). The Company also agreed to use its reasonable best efforts to cause the Exchange Offer to be declared effective within 135 days of the issue date. The Company's registration statement relating to the 11 3/8% Senior Notes was declared effective on August 9, 1996. The Exchange Offer commenced on August 13, 1996 and is scheduled to expire on September 11, 1996.

     As of June 30, 1996 and December 31, 1995, after reductions for amounts in place under its letter of subfacility, WRI had a base amount of participation interests available for cash sales under the Company's Receivables Participation Agreement of approximately $74.1 million and 71.6 million, respectively.

     The Company's net deferred tax assets were $142.7 million as of June 30, 1996, which consisted primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax. The increase in deferred tax assets since December 31, 1995, of $7.2 million, primarily represents net operating loss carryforwards generated by the Company in 1996. The valuation of the deferred tax assets are based upon the Company's current assessment of the realizability of such assets.

INVESTMENT IN FACILITIES

     Expenditures for property, plant and equipment for the first half of 1996 totaled $27.4 million. The Company's planned capital expenditures for 1996 are approximately $84.6 million and include spending for a major blast furnace reline expected to begin in the latter half of 1996. The Company expects to fund its capital expenditures program with cash generated from operations or cash on hand, and if necessary, from proceeds from the sale of participation interests under the Receivables Participation Agreement.

ENVIRONMENTAL COMPLIANCE

     The Company is continuing negotiations with the EPA regarding alleged violations of environmental laws and regulations, as well as, compliance issues related to air, water and waste disposal. Although at this time it is not possible to determine the eventual outcome of these negotiations, the Company will likely be required to pay fines and penalties, commit to environmental related capital expenditure projects and incur higher operating costs related to its environmental compliance programs. The Company may also be required to conduct remediation activities at certain waste disposal sites. At this time, it is not possible to determine if any remediation activities would be subject to indemnification by National Steel Corporation. The time period related to the EPA negotiations extends to September 15, 1996. Based on its review of the matters involved and discussions to date with representatives of the EPA, while no assurance can be given, the Company does not believe that any fines, penalties or costs to remediate would have a material effect on the Company's financial position or results of operations. However, it is expected that related capital expenditures projects and required changes in operating practices will increase future operating costs, which may have a significant effect on future results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None

ITEM 2. CHANGES IN SECURITIES

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 1996, the Company's Annual Meeting of Stockholders was held and the following proposals were voted upon:

     (1) Affirmation of the five nominees for a three-year term on the Board of
Directors:

                                                                                       VOTES
                                                                        VOTES FOR     WITHHELD
                                                                        ----------   ----------
          James B. Bruhn..............................................  49,914,009    6,247,608
          Craig T. Costello...........................................  45,604,754   10,556,863
          Robert J. D'Anniballe.......................................  51,469,860    4,691,757
          Mark G. Glyptis.............................................  52,937,547    3,224,070
          Phillip A. Karber...........................................  53,064,507    3,097,110

     (2)Affirmation of Arthur Andersen LLP as the Company's Independent Accountants for the fiscal year ending December 31, 1996:

                 For 50,002,511             Against 2,451,628            Abstain
3,707,478

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit 4.1--First Supplemental Indenture dated as of August 12, 1996, between the Company and Bankers Trust Company, as trustee, relating to the Company's 10 3/4% Senior Notes due 2005.

     Exhibit 4.2--Second Supplemental Indenture dated as of August 12, 1996, between the Company and Bankers Trust Company, as trustee, relating to the Company's 11 1/2% Senior Notes due 1998.

     Exhibit 10.1--Employee Agreement between Richard K. Riederer and the Company dated April 24, 1996.

     Exhibit 10.2--Employee Agreement between David L. Robertson and the Company dated March 11, 1996.

     Exhibit 10.3--Employee Agreement between Earl E. Davis, Jr. and the Company dated December 20, 1995.

     Exhibit 27.--Financial Data Schedule for the six months ended June 30,
1996.

(B) REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K on May 29, 1996, and June 27, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                       (Registrant)

                                                    /s/ MARK E. KAPLAN
                                          By: ----------------------------
                                                      Mark E. Kaplan.
                                             Controller (Principal Accounting
                                                         Officer)
August 14, 1996