Form 10-Q
period 1996-09-30
WEIRTON STEEL CORP
filed 1996-11-12
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

                           Yes  [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of October 31, 1996 was 42,353,235.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMAITON
                          ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                             --------------------------------------    --------------------------------------
                                               SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                   1996                 1995                 1996                 1995
                                             -----------------    -----------------    -----------------    -----------------
NET SALES.................................        $366,174             $341,421            $1,042,654           $1,015,155

OPERATING COSTS:
     Cost of sales........................         340,030              304,825               960,183              877,996
     Selling, general and administrative
       expense............................           9,766                8,553                29,382               25,437
     Depreciation.........................          14,941               14,221                45,115               44,187
     Restructuring charge.................              --                   --                16,959                   --
     Provision for profit sharing.........              --                3,590                    --               22,750
     Insurance recoveries.................              --                   --                    --              (41,502)
                                                  --------             --------            ----------           ----------
          Total operating costs...........         364,737              331,189             1,051,639              928,868
                                                  --------             --------            ----------           ----------
INCOME (LOSS) FROM OPERATIONS.............           1,437               10,232                (8,985)              86,287
                                                  --------             --------            ----------           ----------
     Adjustment to carrying value of
       damaged facility...................              --                9,000                    --                9,000
     Interest expense.....................         (11,551)             (10,890)              (33,037)             (31,829)
     Interest income......................           1,234                1,231                 4,151                3,281
     ESOP contribution....................            (653)                (653)               (1,958)              (1,958)
                                                  --------             --------            ----------           ----------
                                                   (10,970)              (1,312)              (30,844)             (21,506)
                                                  --------             --------            ----------           ----------
INCOME (LOSS) BEFORE INCOME TAXES.........          (9,533)               8,920               (39,829)              64,781
     Income tax (benefit) provision.......          (1,859)               1,739                (7,767)              12,563
                                                  --------             --------            ----------           ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...          (7,674)               7,181               (32,062)              52,218
     Extraordinary loss on early
       extinguishment of debt.............              --                   --                (5,431)              (6,718)
                                                  --------             --------            ----------           ----------
NET INCOME (LOSS).........................        $ (7,674)            $  7,181            $  (37,493)          $   45,500
                                                  ========             ========            ==========           ==========
PER SHARE DATA:
     Weighted average number of common
       shares and equivalents (in
       thousands).........................          42,347               43,746                42,347               43,756
Net income (loss) per share before
  extraordinary item......................        $  (0.18)            $   0.16            $    (0.76)          $     1.19
Extraordinary loss on early extinguishment
  of debt.................................              --                   --                 (0.13)               (0.15)
                                                  --------             --------            ----------           ----------
NET INCOME (LOSS) PER COMMON SHARE........        $  (0.18)            $   0.16            $    (0.89)          $     1.04
                                                  ========             ========            ==========           ==========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                             SEPTEMBER 30, 1996    DECEMBER 31,
                                                                                (UNAUDITED)           1995
                                                                              -----------------    ------------
ASSETS:
     Cash and equivalents, includes restricted cash of $2,000 and $1,373..      $  114,069         $  131,811
     Receivables, less allowances of $7,734 and $8,688....................         167,777            150,213
     Inventories..........................................................         257,982            255,360
     Deferred income taxes................................................          49,245             49,245
     Other current assets.................................................           6,556              7,400
                                                                                ----------         ----------
          Total current assets............................................         595,629            594,029
                                                                                ----------         ----------
     Property, plant and equipment, net...................................         585,941            586,430
     Intangible asset.....................................................          31,412             31,412
     Deferred income taxes................................................          95,287             86,205
     Other assets and deferred charges....................................          18,022             15,945
                                                                                ----------         ----------
          Total assets....................................................      $1,326,291         $1,314,021
                                                                                ==========         ==========
LIABILITIES:
     Current liabilities..................................................      $  271,596         $  253,726
     Long term debt obligations...........................................         430,734            407,869
     Long term pension obligations........................................          95,969             94,689
     Postretirement benefits other than pensions..........................         323,654            317,893
     Other long term liabilities..........................................          25,297             25,348
                                                                                ----------         ----------
          Total liabilities...............................................       1,147,250          1,099,525
                                                                                ----------         ----------
Redeemable stock..........................................................          17,886             15,868
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000 shares authorized;
      42,586,891 and 42,289,944 shares issued.............................             426                423
     Additional paid-in capital...........................................         455,225            454,197
     Retained earnings....................................................        (292,847)          (255,354)
     Other stockholders' equity...........................................          (1,649)              (638)
                                                                                ----------         ----------
          Total stockholders' equity......................................         161,155            198,628
                                                                                ----------         ----------
          Total liabilities, redeemable stock and stockholders'
           equity.........................................................      $1,326,291         $1,314,021
                                                                                ==========         ==========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  ----------------------
                                                                                    1996          1995
                                                                                  --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................   $ 14,146      $ 84,334

CASH FLOWS USED BY INVESTING ACTIVITIES
     Expenditures for property, plant and equipment............................    (44,626)      (34,238)
     Less: Insurance recoveries................................................         --         9,000
                                                                                  --------      --------
NET CASH USED BY INVESTING ACTIVITIES..........................................    (44,626)      (25,238)
                                                                                  --------      --------


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
     Repayment of debt obligation..............................................   (105,676)     (118,800)
     Proceeds from issuance of debt obligation.................................    122,610       125,000
     Deferred financing costs..................................................     (3,996)       (4,325)
     Other, principally net book overdraft.....................................       (200)      (11,938)
                                                                                  --------      --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...............................     12,738       (10,063)
                                                                                  --------      --------
NET CHANGE IN CASH AND EQUIVALENTS.............................................    (17,742)       49,033

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD....................................    131,811        62,905
                                                                                  --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD..........................................   $114,069      $111,938
                                                                                  ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest................................   $ 26,656      $ 27,906
     Income taxes paid.........................................................         --         7,693

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                       1996             1995
                                                                  --------------    -------------
               Raw materials...................................      $ 89,052         $  77,557
               Work-in-process.................................        73,865            86,491
               Finished goods..................................        95,065            91,312
                                                                     --------         ---------
                                                                     $257,982         $ 255,360
                                                                     ========         =========

NOTE 3

EARNINGS PER SHARE

     The weighted average number of common shares and equivalents used in the calculation of income (loss) per common share were 42,347,154 and 43,746,193 for the three months ended September 30, 1996 and 1995, respectively, and 42,346,931 and 43,756,215 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 4

RESTRUCTURING CHARGE

     On May 29, 1996, the Company announced that it was reducing its supervisory and managerial workforce by approximately 200 employees, or approximately 20%. The restructuring charge associated with this reduction was $17.0 million and related primarily to early retirement and termination benefits. The restructuring charge was recorded in the second quarter of 1996.

NOTE 5

ENVIRONMENTAL COMPLIANCE

     In December 1993, the Company was informed by the West Virginia Department of Environmental Protection (DEP) that the United States Environmental Protection Agency (EPA) was considering initiating a "multimedia" enforcement action against the Company. The Company has agreed to a proposed settlement with the EPA and DEP regarding water, air and waste-related issues. If the settlement agreement is approved by the United States District Court for the Northern District of West Virginia, the Company will be required to pay a total penalty of $3.2 million. Such payment is expected to be made in the fourth quarter of 1996 or in the first quarter of 1997. Additionally, the Company will be required to conduct certain remedial activity at one of its waste disposal sites, which is expected to cost approximately $1.6 million. The amounts related to the penalties and the remedial activity have been accrued in the Company's balance sheet as of September 30, 1996.

     The proposed settlement also requires the Company to undertake certain capital projects to assure compliance with air, water and waste-related regulations. Such capital costs will include upgrades and modifications to air emissions control equipment, wastewater treatment systems and waste handling facilities. Under the proposed settlement, the Company has committed to environmental related capital projects totaling approximately $12.2 million, a significant portion of which was included in the Company's capital plan prior to commencement of multimedia negotiations with EPA and DEP.

     The required capital expenditures, as well as other terms of the proposed settlement, will require changes in operating procedures at the Company's facilities. While the Company expects to attempt to mitigate any increases in operating costs attributable to such changes, it nevertheless expects operating costs to increase as a result. At the present time it is not possible to estimate the increase in operating costs, but the Company does not believe that any such increases will be material to its results of operations.

     In connection with the multimedia negotiations EPA issued a corrective action order, effective October 18, 1996, requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. The Company estimates expenditures in excess of $1 million in 1997 and 1998 related to the investigative activities. Because the Company does not currently know the nature or the extent of hazardous waste located on the property, it is not presently possible to estimate the ultimate cost to comply with this order or conduct remedial activity that may be required in the future.

     The Company believes that National Steel Corporation (National) is obligated to reimburse the Company for a portion of any cost that may be incurred by the Company to comply with the corrective action order and to undertake any required remedial action. Pursuant to the agreements whereby the Company acquired the operating assets of Weirton Steel Division (Division) from National in 1984, National retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as such were not used by the Company in its operations subsequent to the acquisition.

NOTE 6

FINANCING ARRANGEMENTS

     In July 1996, the Company sold in a private placement $125.0 million aggregate principal amount of 11 3/8% Senior Notes due 2004. The net proceeds of the offering were $118.6 million, of which $105.7 million was used to repurchase $65.0 million aggregate principal of the 10 7/8% Senior Notes and $35.0 million aggregate principal amount of the 11 1/2% Senior Notes. On September 12, 1996, the Company exchanged the privately placed notes for notes that were registered under the Securities Act of 1933. The Company recognized in the nine months ended September 30, 1996, an after-tax extraordinary loss of $5.4 million associated with the early extinguishment of debt and includes the premiums paid to repurchase the notes and the recognition of previously deferred financing costs associated with the retired debt.

NOTE 7

LABOR NEGOTIATIONS

     Approximately 84% of the Company's workforce is covered under collective bargaining agreements with the Independent Steelworkers' Union and Independent Guards' Union. The labor agreement expired on September 25, 1996, however, the Company and the unions agreed to extend the current agreement to December 15, 1996. The Company and the unions are currently conducting negotiations in an effort to reach a new agreement by the December 15, 1996, deadline.

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

     Throughout 1995 the Company gradually achieved a more traditional product mix following a 1994 fire that damaged the No. 9 Tandem Mill (the "No. 9 Tandem") and by the first quarter of 1996 had acquired a share of the tin mill products market comparable to that prior to the fire. The resumption of the Company's normal operating configuration in the first quarter of 1996 had a significant effect on its volume of shipments, as well as its product mix compared to 1995.

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     In the third quarter of 1996, the Company recognized a net loss of $7.7 million or $0.18 per common share, compared to net income of $7.2 million or $0.16 per common share for the same period in 1995. The third quarter 1995 results included a favorable pretax adjustment of $9.0 million for a property damage insurance recovery related to the No. 9 Tandem. Excluding the effect of the insurance recovery, and its resulting effect on the provision for profit sharing and income taxes, net income for the third quarter of 1995 would have been $2.0 million or $0.05 per share.

     Net sales in the third quarter of 1996 were $366.2 million, an increase of $24.8 million or 7.3% from the third quarter of 1995. Total shipments in the third quarter of 1996 were 750 thousand tons compared to third quarter of 1995 shipments of 698 thousand tons.

     Demand for the Company's products continued to be strong in the third quarter of 1996. Selling prices with respect to sheet products were lower than in the third quarter of 1995, however, due to higher shipment levels and an improved product mix, sheet products sales for the third quarter of 1996 increased $2.4 million to $218.4 million. Shipments of sheet products in the third quarter of 1996 were 513 thousand tons compared to 504 thousand tons in the third quarter of 1995. The increase in sheet product revenue is a result of higher shipping volumes partially offset by lower comparative selling prices.

     The third quarter of 1996 revenues from tin mill products were $147.8 million on shipments of 237 thousand tons compared to $125.4 million on 194 thousand tons for the same period in 1995 reflecting the recovery of the Company's tin mill product market share. The increase in tin mill product revenue is primarily attributable to increased volume, which was partially offset by lower average selling prices.

     Operating costs for the third quarter of 1995 were $474 per ton, which included a provision for profit sharing, compared to $486 per ton for the third quarter of 1996. Operating costs per ton increased due to a shift to higher cost tin mill products, increased slab purchase costs in anticipation of an outage at the No. 1 Blast Furnace for reline and the recording of costs associated with the proposed EPA settlement.

     Operating profit, excluding the non-recurring items, was $2 per ton for the third quarter of 1996 compared to $18 per ton for the same period in 1995. The decrease is due to lower selling prices and higher operating costs, as described above, in the third quarter of 1996; offset by improved product mix and the absence of a profit sharing provision in 1996.

     Selling, general and administrative expenses were $9.8 million for the third quarter of 1996 or an increase of $1.2 million compared to the third quarter of 1995. The increase is primarily due to higher benefit costs and increased outside purchased services.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     In the nine months ended September 30, 1996, the Company recognized a net loss of $37.5 million or $0.89 per common share, compared to net income of $45.5 million or $1.04 per common share for the same period in 1995. The nine months ended September 30, 1996, results included a pretax restructuring charge of $17.0 million associated with the approximately 20% reduction of the supervisory and managerial workforce and a $5.4 million extraordinary after tax loss for cost recognized in conjunction with the refinancing of $100.0 million of the Company's senior note obligations. The nine months ended September 30, 1995, results included favorable pretax adjustments of $41.5 million for the No. 9 Tandem and hot strip mill business interruption insurance recoveries, $9.0 million for the No. 9 Tandem property damage insurance recovery, and an extraordinary after tax loss of $6.7 million associated with the 1995 early extinguishment of debt. Excluding the effect of these non-recurring items, and their resulting impact on the provision for profit sharing and income taxes, net loss for the nine months ended September 30, 1996 would have been $18.4 million or $0.43 per share compared to net income for the nine months ended September 30, 1995, of $21.3 million or $0.49 per share.

     Net sales in the nine months ended September 30, 1996, were $1,042.7 million, an increase of $27.5 million from the same period in 1995. Total shipments in the nine months ended September 30, 1996, were 2,169 thousand tons compared to the nine months ended September 30, 1995, shipments of 2,033 thousand tons.

     Demand for the Company's products continued to be strong in the nine months ended September 30, 1996, however selling prices, particularly with respect to sheet products, were lower than in the nine months ended September 30, 1995. Sheet product sales for the nine months ended September 30, 1996, declined $51.2 million to $618.4 million. Shipments of sheet product in the nine months ended September 30, 1996, were 1,491 thousand tons compared to 1,489 thousand tons in the nine months ended September 30, 1995. Even though sheet product shipments in the nine months ended September 30, 1996, were generally similar to the same period in 1995, lower experienced selling prices resulted in lower sheet product revenue, which were partially offset by an improved product mix.

     The nine months ended September 30, 1996, revenues from tin mill products were $424.3 million on shipments of 678 thousand tons compared to $345.5 million on 544 thousand tons for the same period in 1995, reflecting the recovery of the Company's tin mill product market share. The increase in tin mill product revenue is primarily attributable to increased volume; however the revenue increase due to volume was partially offset by lower average selling prices due to the resumption of a customer mix similar to that experienced prior to the No. 9 Tandem outage.

     Operating costs, excluding the effect of the non-recurring items, for the nine months ended September 30, 1996, and 1995 were $477 per ton and $471 per ton, respectively. Operating costs in the nine months ended September 30, 1996, were adversely affected by an unplanned blast furnace outage in April 1996, higher raw material and energy costs, costs associated with the proposed EPA settlement and a higher cost product mix. The higher operating costs compared to 1995 were partially offset by the absence of a profit sharing provision in 1996.

     Operating profit, excluding the effects of non-recurring items, was $4 per ton for the nine months ended September 30, 1996, compared to $28 per ton for the same period in 1995. The decrease is due to lower selling prices and higher operating costs, as described above, offset by an improved product mix and the absence of a profit sharing provision in 1996.

     Selling, general and administrative expenses were $29.4 million for the nine months ended September 30, 1996, or an increase of $4.0 million compared to the nine months ended September 30, 1995. The increase is primarily due to higher employee benefit costs and increased outside purchased services.

     During the nine months ended September 30, 1996 the Company recognized interest income of $4.2 million compared to $3.3 million in the nine months ended September 30, 1995. This increase in interest income is primarily due to a higher level of invested funds during the nine months ended September 30, 1996, compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had cash and equivalents of $114.0 million compared to $131.8 million as of December 31, 1995. This decrease in cash and equivalents is due primarily to the payment during the nine months ended September 30, 1996, of approximately $24.2 million of profit sharing, which was partially offset by the net proceeds from the issuance of senior notes during 1996 as described below.

     In July 1996, the Company sold in a private placement $125.0 million aggregate principal amount of 11 3/8% Senior Notes due 2004. The net proceeds of the offering were $118.6 million, of which $105.7 million was used to repurchase $65.0 million aggregate principal of the 10 7/8% Senior Notes and $35.0 million aggregate principal amount of the 11 1/2% Senior Notes. On September 12, 1996, the Company exchanged the privately placed notes for notes that were registered under the Securities Act of 1933. The Company recognized in the nine months ended September 30, 1996, an after-tax extraordinary loss of $5.4 million associated with the early extinguishment of debt and includes the premiums paid to repurchase the notes and the recognition of previously deferred financing costs associated with the retired debt.

     The refinancing of the 11 1/2% Senior Notes and the 10 7/8% Senior Notes reduced the maturities of these obligations in 1998 and 1999 from $77.2 million and $149.7 million, respectively, to $42.2 million and $84.7 million, respectively.

     As of September 30, 1996, and December 31, 1995, after reductions for amounts in place under its letter of credit subfacility, WRI had a base amount of participation interests available for cash sales under the Company's Receivables Participation Agreement of approximately $76.3 million and 71.6 million, respectively.

     The Company's net deferred tax assets were $144.5 million as of September 30, 1996, which consist primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax. The change in deferred tax assets since December 31, 1995, primarily represents net operating loss carryforwards generated by the Company in 1996. The valuation of the deferred tax assets are based upon the Company's current assessment of the realizability of such assets.

INVESTMENT IN FACILITIES

     Expenditures for property, plant and equipment for the nine months ended September 30, 1996, totaled $44.6 million. The Company's planned capital expenditures for 1996 are approximately $69.0 million and include spending for a major blast furnace reline which began in October 1996 and is expected to extend into the first quarter of 1997. The Company expects to fund its capital expenditures program with cash generated from operations or cash on hand, and if necessary, from proceeds from the sale of participation interests under the Receivables Participation Agreement.

ENVIRONMENTAL COMPLIANCE

     In December 1993, the Company was informed by the West Virginia Department of Environmental Protection (DEP) that the United States Environmental Protection Agency (EPA) was considering initiating a "multimedia" enforcement action against the Company. The Company has agreed to a proposed settlement with the EPA and DEP regarding water, air and waste-related issues. If the settlement agreement is approved by the United States District Court for the Northern District of West Virginia, the Company will be required to pay a total penalty of $3.2 million. Such payment is expected to be made in the fourth quarter of 1996 or in the first quarter of 1997. Additionally, the Company will be required to conduct certain remedial activity at one of its waste disposal sites, which is expected to cost approximately $1.6 million. The amounts related to the penalties and the remedial activity have been accrued in the Company's balance sheet as of September 30, 1996.

     The proposed settlement also requires the Company to undertake certain capital projects to assure compliance with air, water and waste-related regulations. Such capital costs will include upgrades and modifications to air emissions control equipment, wastewater treatment systems and waste handling facilities. Under the proposed settlement, the Company has committed to environmental related capital projects totaling approximately $12.2 million, a significant portion of which was included in the Company's capital plan prior to commencement of multimedia negotiations with EPA and DEP.

     The required capital expenditures, as well as other terms of the proposed settlement, will require changes in operating procedures at the Company's facilities. While the Company expects to attempt to mitigate any increases in operating costs attributable to such changes, it nevertheless expects operating costs to increase as a result. At the present time it is not possible to estimate the increase in operating costs, but the Company does not believe that any such increases will be material to its results of operations.

     In connection with the multimedia negotiations EPA issued a corrective action order, effective October 18, 1996, requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. The Company estimates expenditures in excess of $1 million in 1997 and 1998 related to the investigative activities. Because the Company does not currently know the nature of or the extent of hazardous waste located on the property, it is not presently possible to estimate the ultimate cost to comply with this order or conduct remedial activity that may be required in the future.

     The Company believes that National Steel Corporation (National) is obligated to reimburse the Company for a portion of any cost that may be incurred by the Company to comply with the corrective action order and to undertake any required remedial action. Pursuant to the agreements whereby the Company acquired the operating assets of Weirton Steel Division (Division) from National in 1984, National retained liability for cleanup costs related to solid or hazardous waste facilities, areas and equipment, as long as such were not used by the Company in its operations subsequent to the acquisition.

LABOR NEGOTIATIONS

     Approximately 84% of the Company's workforce is covered under collective bargaining agreements with the Independent Steelworkers' Union and Independent Guards' Union. The labor agreement expired on September 25, 1996, however, the Company and the unions agreed to extent the current agreement to December 15, 1996. The Company and the unions are currently conducting negotiations in an effort to reach a new agreement by the December 15, 1996, deadline.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-- Environmental Compliance.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit 10.1--Employee Agreement between Mark E. Kaplan and the Company dated August 13, 1996.

     Exhibit 27.--Financial Data Schedule for the nine months ended September 30, 1996.

(B) REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K on May 29, 1996, and June 27, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WEIRTON STEEL CORPORATION
                                                 Registrant


                                          By:       /s/ MARK E. KAPLAN
                                              -----------------------------
                                                      Mark E. Kaplan
                                                  Controller (Principal
                                                   Accounting Officer)

November 12, 1996