Form 10-K405
period 1996-12-31
WEIRTON STEEL CORP
filed 1997-03-27
CIK 849979

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission File No. 1-10244


                           WEIRTON STEEL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                  06-1075442
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

400 Three Springs Drive, Weirton, West Virginia                        26062
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (zip code)

                                  304-797-2000
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)

             Securities registered under Section 12(b) of the Act:

                                                                         Name of each exchange
              Title of each class                                         on which registered
              -------------------                                         -------------------
     Common Stock, par value $.01 per share                             New York Stock Exchange
     11 1/2% Notes due 1998                                             New York Stock Exchange
     10 7/8% Notes due 1999                                             New York Stock Exchange
     11 3/8% Notes due 2004                                             New York Stock Exchange
     10 3/4% Notes due 2005                                             New York Stock Exchange


             Securities registered under Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:         X             No:
                                    ----                  ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Based on the closing price as of March 14, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $126,183,008. The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates and unallocated shares under the Registrant's 1989 Employee Stock Ownership Plan subject to voting instructions of employees who are not otherwise affiliates.)

         The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 14, 1997 was 42,353,243.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K to the extent provided herein.

(2) Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14 (filed within 120 days after the end of the fiscal year covered hereby) in connection with the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

                               TABLE OF CONTENTS

                                                    Item                                                     Page
                                                    ----                                                     ----
          PART I    ...................................................................................         4
              1.    Business...........................................................................         4
              2.    Properties.........................................................................        20
              3.    Legal Proceedings..................................................................        21
              4.    Submission of Matters to a Vote of Security Holders................................        21
          PART II   ...................................................................................        22
              5.    Market for the Registrant's Common Equity and Related Stockholder Matters..........        22
              6.    Selected Financial Data............................................................        23
              7.    Management's Discussion and Analysis of Results of Operations and Financial
                        Condition......................................................................        23
              8.    Financial Statements and Supplementary Data........................................        23
              9.    Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure ..........................................................        23
          PART III  ...................................................................................        24
             10.    Directors and Executive Officers of the Registrant.................................        24
             11.    Executive Compensation.............................................................        26
             12.    Security Ownership of Certain Beneficial Owners and Management.....................        26
             13.    Certain Relationships and Related Transactions.....................................        26
          PART IV   ...................................................................................        27
             14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................        27
    SIGNATURES.........................................................................................        32
    EXHIBIT INDEX......................................................................................        34
    FINANCIAL STATEMENT SCHEDULES......................................................................       S-1

                                     PART I


ITEM 1.  BUSINESS

BACKGROUND

         Weirton Steel Corporation (the "Company") and its predecessor companies have been in the business of making and finishing steel products for nearly 90 years at the Company's facilities located in Weirton, West Virginia. From November 1929 to January 1984, the Company's business had been operated as the Weirton Steel Division of National Steel Corporation. Incorporated in Delaware in November 1982, the Company acquired its principal operating assets in January 1984.

         The Company is a major "integrated" steelmaker. As such, it makes carbon steel from raw materials to industry and customer specifications. In primary steelmaking, iron ore pellets, iron ore, coke, limestone and other raw materials are consumed in blast furnaces to produce molten iron or "hot metal." The Company then converts the hot metal into raw or liquid steel through its basic oxygen furnaces where impurities are removed, recyclable scrap is added and metallurgy for end use is determined on a batch by batch basis. The Company's basic oxygen process shop ("BOP") is one of the largest in North America, employing two vessels, each with a steelmaking capacity of 360 tons per heat. Liquid steel from the BOP is then formed into slabs through the Company's multi-strand continuous caster. The slabs are then reheated, reduced and finished into coils by extensive rolling and shaping at the Company's modern hot strip mill and, in many cases, by further tempering, plating or coating at the Company's downstream finishing operations. See Item 2. "Properties" for a more detailed description of the specific units involved in the Company's operations.

PRINCIPAL PRODUCTS AND MARKETS

         The Company offers a wide range of rolled carbon steel products, including hot and cold rolled sheet steel and both hot-dipped and electrolytic galvanized products (collectively, "Sheet Products"), as well as a broad line of coated steels, including tin plate, chrome coated, and black plate, comprising Tin Mill Products ("TMP"). The Company's products emphasize the narrow to medium widths, up to 48" wide, reflective of its rolling and finishing equipment, and cover a broad range of gauges, finishes and performance specifications. The Company has developed significant expertise in filling orders with demanding specifications.

         The percentages of the Company's total revenues derived from the sale of Sheet Products and TMP for each year in the five year period ended December 31, 1996 are shown in the following table. Total revenues include the sale of "secondary" products, principally those products not meeting prime specifications. Revenues from the sale of semi-finished products have been combined with Sheet Products.

                                    1996              1995            1994(1)          1993              1992
                                    ----              ----            ----             ----              ----
Sheet products.............            59%             64%              70%              54%                48%
Tin mill products..........            41              36               30               46                 52
                                     -----           -----            -----            -----             ------
                                      100%            100%             100%             100%               100%
                                     =====           =====            =====            =====             ======

----------------

(1) The percentage increase during 1994 in Sheet Product revenues compared to TMP revenues resulted from strong market demand for the Company's Sheet Products and a fire in April 1994 that severely damaged a cold rolling facility required for the production of a substantial portion of the Company's TMP. The facility was rebuilt and returned to normal operations in the first quarter of 1995, which allowed the Company to resume a more traditional product mix. See "Comparative Production and Shipments" herein and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following table shows the percentage of total net tons of steel products shipped by the Company to each of its principal markets for the five year period ended December 31, 1996.

                                    1996              1995             1994              1993             1992
                                    ----              ----             ----              ----             ----
Service Centers and Sheet
and Strip Converters........

                                       48%             43%              45%              30%                24%
Food and Beverage...........           30              25               25               37                 41
Pipe and Tube...............            6               7                6               12                 11
Construction................            8               9               13                9                  8
Consumer Durables...........            2               3                4                4                  6
Exports.....................            2               9               --                1                  3
Other.......................            4               4                7                7                  7
                                      ----            ----             ----             ----               ----
                                      100%            100%             100%             100%               100%
                                      ====            ====             ====             ====               ====

         A substantial portion of the Company's revenues are derived from long-time customers, although the Company actively seeks new customers and constantly seeks new markets for its products. A substantial share of the Company's Sheet Products and TMP are shipped to customers located in the eastern portion of the United States. A strong demand worldwide for flat rolled carbon steel products that began in 1994 continued throughout 1995. The Company responded by exporting approximately 9% of its shipments in 1995 compared to previous years when only nominal quantities were shipped to export markets. The Company's export efforts were hampered in 1996 by unfavorable exchange rates and prices in foreign markets which disadvantaged domestic producers. As a result, the Company experienced a sharp reduction in its 1996 exports of Sheet Products, while TMP exports actually increased. The Company plans to ship products to international markets when favorable economic and business conditions exist.

         The Company's products are sold through salaried Company employees who operate from corporate headquarters and through seven regional sales managers. Sales orders taken in the field are subject to home office approval. Several years ago the Company combined its sales force structure from separate Sheet Products and TMP organizations into a unified commercial sales organization. The unified organization is closely linked with technical services personnel who assist the Company with product engineering and development. The Company believes that the sales organization plays an important role in identifying and achieving a more favorable strategic market mix for the Company. In October 1996, the Company became the first major domestic producer to initiate product sales from its Internet website (http://www.weirton.com), which is updated daily with excess and non-prime offerings.

         Trade orders on hand for the Company's products at December 31, 1996, 1995 and 1994 amounted to approximately 528, 418 and 494 thousand tons, respectively. Substantially all orders on hand at any time are expected to be filled within a 12 month period. Since the Company produces steel in response to orders primarily of established grades and specifications, resulting in short order processing time and relatively rapid inventory turnover, it does not believe that order backlog is material to its business.

         Sheet Products. Hot rolled products are sold directly from the hot strip mill as "hot bands," or are further processed using hydrochloric acid to remove surface scale and are sold as "hot rolled pickled" or "hot rolled pickled and oiled." Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Most of the Company's sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 1996, the Company shipped 974 thousand tons of hot rolled sheet, which accounted for 23% of its total revenues.

         Cold rolled sheet requires further processing including additional rolling, annealing and tempering to enhance ductility and surface characteristics. Cold roll is used in the construction, steel service center, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In 1996, the Company shipped 242 thousand tons of cold rolled sheet, which accounted for 8% of its total revenues.

         Galvanized hot-dipped and electrolytic sheet is coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 1996, the Company shipped 654 thousand tons of galvanized products, which accounted for 27% of total revenues.

         Generally, the Company obtains relatively higher profit margins on those Sheet Products that require more extensive processing. The differences in the spreads of pricing among these products have varied over time depending on changes in their uses, demand and the competitive environment. Sheet Products of the hot rolled variety are widely regarded as commodity items in the steel industry.

         The following table, based on information from the American Iron and Steel Institute ("AISI"), shows the Company's historical share of the domestic Sheet Products market for each year in the five year period ended December 31, 1996.

                                 Sheet Products
                            Historical Market Share
                            -----------------------
                             (In thousands of tons)

                                      1996              1995              1994             1993             1992
                                      ----              ----              ----             ----             ----
Industry shipments.............      50,022            47,845            47,217           41,616           38,099
Company shipments(1)...........       1,957             1,956             1,991            1,536            1,206
Company market share...........         3.9%              4.1%              4.2%             3.7%             3.2%

----------------

(1)      Includes secondary products.

         While the Company's presence in the overall domestic Sheet Products market is limited, in order to compete more effectively, the Company has concentrated on developing offerings of more highly processed products and production capability to provide the coil sizes favored by most of its customers. The Company's strategy for development of its sheet business is focused on increasing its mix of coated products, such as galvanized, while capitalizing on developing specialty markets, such as construction, where the Company believes that its GALFAN (registered trademark) products have potential applications in roofing and framing. As part of its Sheet Products marketing strategy, the Company is also making efforts to develop relationships with strip re-rollers to increase sales of its cold rolled products, to enhance high quality end use of its products marketed through steel service centers, and to develop the hot rolled market for heavier gauge and higher carbon applications.

         Tin Mill Products. The Company has enjoyed substantial market share and a widely held reputation as a high quality producer of TMP. Although categorized as "tin mill products," these products actually comprise a wide variety of light gauge coated steels. Tin plate and black plate products are sold under the Company name and under such registered trademarks as WEIRITE and WEIRLITE. In addition to tin plate and black plate, the Company produces electrolytic chromium coated steel under the registered trademark WEIRCHROME.

         The Company is one of the largest domestic producers of TMP. During 1996, the Company's market share of TMP was approximately 22%. The Company's market share of TMP has consistently approximated 22%, except for 1994 when it achieved only a 15% share due to an extended cold rolling facility outage which reduced the Company's TMP shipments significantly in the second half of that year. TMP shipments on an industry-wide basis have remained relatively steady in recent years even as plastic, aluminum, composites and other materials have competed for potential growth in some applications. The TMP market is now primarily directed at food, beverage, and general line cans. The majority of the Company's TMP sales have been to can manufacturing and packaging companies, a substantial amount of whose annual requirements are established in advance. This market is characterized by a relatively small number of manufacturers and increasing concentration of buying power. During 1996, shipments to the Company's five largest TMP customers accounted for 21% of total revenues and shipments to Ball Corporation accounted for approximately 10% of total revenues. The balance of the TMP is sold to other can manufacturers, manufacturers of caps and closures and specialty products ranging from film cartridges, lighting fixtures and battery jackets to cookie sheets and curtain rods. As a result of more predictable sales patterns for TMP, the Company is able to determine in advance a significant portion of its production requirements, allowing it to operate its production facilities more efficiently and adjust its marketing and production efforts for other products. Historically, the greater predictability of the TMP market and its relative pricing stability have served to cushion the Company against greater price volatility in the Sheet Product market. However, TMP has long been a market with limited opportunities for expansion on the domestic front.

         The following table, based on AISI information, shows the Company's historical share of the domestic TMP market for each year in the five year period ended December 31, 1996.

                               Tin Mill Products
                            Historical Market Share
                            -----------------------
                             (In thousands of tons)

                                      1996             1995             1994             1993             1992
                                      ----             ----             ----             ----             ----
TMP industry shipments.........       4,108             3,942           4,137             4,123           3,927
Company shipments(1)...........         899               763             615               895             890
Company market share...........          22%               19%             15%               22%             23%

----------------

(1)      Includes secondary products.

         The Company's strategy for the development of its TMP business focuses on increasing sales to existing customers, extending the customer base and international expansion. The Company has targeted selected overseas markets, particularly in Asia and South America, which have a relatively low per capita rate of can consumption. As these markets develop, the rate of can consumption is expected to increase. The Company is attempting to establish relationships that will permit penetration of these international markets for Company products when favorable economic and business conditions exist.

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

         The Company has been a leading innovator in the development of can making technology through its WEIRTEC (registered trademark) research and development center. Although highly competitive prices for aluminum have relegated steel to an insignificant share of the domestic beverage container market in recent years, the Company believes that two piece thin-walled steel beverage containers have potential for growth in this sector, based primarily on improved production efficiencies for steel cans and increased industry success in promoting the recycling of steel. However, the Company also believes it is unlikely that this potential will be realized without a sustained increase in aluminum prices and an effective program by domestic TMP producers encouraging can makers to convert beverage can lines to steel. The Company engages in other end product research and development and provides support services to its customers. The Company believes these services have been of significant assistance, particularly to its TMP customers, and promote the consumption of the Company's products. See "Research and Development."

         The Company owns and operates a 1.1 million square foot Finished Products Warehouse (the "FPW") near the Company's mill with storage and staging areas for TMP. The FPW facilitates "just in time" production and delivery to eight of the Company's major TMP customers which are located in attached, or nearby, manufacturing facilities. As steel coils are needed by customers' operations, they are moved from the adjoining central storage areas and loaded directly on to customers' production lines. This arrangement provides reductions in transportation costs for the Company and its customers.

RELATED PRODUCTS AND SERVICES

         After conducting successful developmental activities, the Company is currently rolling and finishing various types and grades of stainless steel on its hot mill on a tolling basis for several major stainless steelmakers. Special operating procedures and expertise, generally not possessed by the Company's domestic integrated carbon steel competitors, are required to roll and finish stainless steel. To date, revenues from these activities have not been material to the Company. From time to time, the Company has produced and sold carbon steel slabs and hot metal to other carbon steelmakers. On limited occasions, the Company has also performed downstream processing of products for other carbon steelmakers, as well as having its own products further processed by other steelmakers.

BUSINESS STRATEGY AND DEVELOPMENT

         The Company's strategic objective is to be a first tier global provider, in terms of cost, quality and customer service, of TMP and other specialty coated and plated products. The Company's business strategy seeks to achieve this objective by: (i) continuing to make cost and productivity improvements; (ii) further improving its product mix toward higher value-added products such as TMP and coated sheet; and (iii) maximizing the utilization of its assets.

         The Company's cost and productivity projects now being implemented include: a capital improvement plan providing for, among other things, a major reline and rebuild of the No. 1 Blast Furnace, together with related computer system and automation upgrades, and the addition of looping capacity and shape measurement and control systems at the No. 9 Tandem Mill

(substantially rebuilt after a 1994 fire); new supply management programs to coordinate and reduce costs in the procurement of material and services; new programs to reduce energy and raw material requirements, ranging from scrap management, to enhanced blast furnace turbo blowers to exploring the feasibility of structuring a project leading to blast furnace pulverized coal injection ("PCI"); and programs to rationalize human resources with the Company's competitive needs, including achieving new collective bargaining agreements with the Company's unionized work force.

         The Company's product mix improvement efforts are complementary to its productivity improvements in that they seek to take advantage of the Company's enhanced capability to produce a greater proportion of higher value added products. The Company's product mix improvement efforts are focused on the targeting of selective international markets for TMP and the development of domestic specialty markets for coated products, such as galvanized in construction and light gauge high tensile steel in packaging, together with enhanced sales-customer-technical coordination and improved production management and information systems.

         The Company also seeks to maximize the utilization of available assets through a number of projects and initiatives. As indicated in Item 2 "Properties", the design capacity of the Company's hot mill (rebuilt in 1992) exceeds the design capacity of the Company's multi-strand caster (rebuilt in 1990) to produce slabs for reduction at the hot mill. As noted in "Related Products and Services", the Company has utilized some of its excess hot mill capacity in tolling activities for stainless and other carbon steelmakers and in processing purchased slabs for its own value-added products as required by the Company's order book. The Company has also sought to increase the amount of hot metal from blast furnace operations and to improve operating practices in order to maximize steelmaking at its BOP shop and caster and to increase throughput at its value added downstream finishing facilities by, among other things, enhancing its No. 9 Tandem Mill.

         The Company continually develops and reviews strategies designed to enhance the scope and improve the profitability of its business. In connection with such activities, the Company is pursuing through discussions and negotiations, or has under consideration, a variety of projects aimed at exploiting product use, penetrating new markets or reducing operating costs. These projects, if developed by the Company, could include joint ventures, partnering or strategic alliances. The Company cannot predict whether, or to what extent, the projects resulting from its ongoing business development strategies will be implemented.

RAW MATERIALS

         Unlike many of its larger competitors, the Company does not own or participate in the ownership of raw material mining reserves from which it can draw its production requirements. As a result, the Company must buy these materials on the open market.

         The Company has a contract with a subsidiary of Cleveland-Cliffs Inc. to purchase a substantial part of the Company's standard and flux grade iron ore pellet requirements through 2005. The contract provides for a minimum tonnage of pellets to be supplied based on the production capacity of the mining source during the contract periods, and for additional tonnages of pellets in specified circumstances. Purchase prices under the contract generally depend upon the product costs of one of the mines.

         The Company obtains the balance of its iron ore pellets and limestone requirements, in most cases, from multiple sources with the issue being price and quality rather than availability of supply.

         The Company, unlike a number of its competitors, does not operate its own coke making facilities. The Company has a contract with USX Corporation to purchase blast furnace coke for a term which extends through December 31, 2001, subject to extension. Under the contract, the Company must give notice by mid-October of each year of its required coke volumes for the following year and has the option to purchase up to 100% of its coke requirements for each year, subject to a minimum of either 80% of requirements or a fixed tonnage, depending on certain operating configurations at the Company's blast furnaces. If the Company does not commit to take the tonnages above minimum requirements for any year, the supplier has the option of determining whether it will supply future tonnages above the minimum, until such time as it actually does so, after which the Company again has the option to take its full requirements. Coke prices under the contract are based on the prevailing market, subject to a ceiling and floor over the life of the contract, a limit on annual change, and certain adjustments based on blast furnace operations. The Company also had a secondary coke supply agreement with another producer which expired in December 1996. The Company, like other steelmakers, has utilized or is planning to install technologies calculated to achieve some reduction in the consumption of coke in blast furnace operations. In addition, the Company continues to explore alternative sources for coke, including from overseas suppliers. Nevertheless, if coke making capacity available to the industry continues to decline, future coke prices may be subject to significant escalation.

         The Company utilizes scrap in its steelmaking process. Scrap steel is available from multiple sources with the issue being price and quality rather than availability of supply.

         The Company operates as a 100% continuously cast producer. However, the Company's requirements for slabs have from time to time exceeded the production capacity of the Company's caster. Slabs from outside sources have also been required as a result of production outages from iron or steelmaking operations. Accordingly, the Company has purchased and may continue to purchase slabs from other sources in order to meet the demand for its products and to maximize the overall production efficiency of its operations. At the present time, the Company expects to be able to purchase slabs as and when needed.

         The primary sources of energy used by the Company in its steel manufacturing process are natural gas, oil, and electricity. In recent years, the Company has entered into natural gas purchase contracts with gas suppliers and transportation contracts with transmission companies. These long term arrangements have helped to reduce or control fluctuations in prices paid for gas. In 1995, the Company entered into a 15-year contract for the supply of oxygen to its steelmaking facilities. This agreement significantly reduced the Company's oxygen supply costs.

         The Company generates a significant amount of electricity and steam for processing operations from a mixture of excess blast furnace gas and natural gas. The Company continually attempts to conserve and reduce the consumption of energy in its steelmaking operations. A number of the Company's facilities have alternate fuel burning capability. A substantial increase in the Company's energy costs or a shortage in the availability of its sources could have an adverse effect on the Company.

         Management believes that the Company's long term raw materials contracts are at generally competitive terms.

COMPARATIVE PRODUCTION AND SHIPMENTS

         After experiencing a steep decline in production and shipments for 1991, the domestic steel industry experienced a rebound in both production and shipments over the five year period from 1992 through 1996. Similarly, capability utilization increased to more than 90% over the period, peaking at 93% in 1995. Industry raw steel production for 1996 at 102.2 million tons represented a small decline compared to 1995, while shipments increased by approximately 3.0% to 100.5 million tons. Steelmaking capability of the domestic industry, which had been declining through 1994, continued to increase substantially through 1996, as new facilities entered the marketplace.

         In 1996, the Company produced 2.8 million tons of raw steel and shipped 2.9 million tons of finished and semi-finished steel products including the highest level of shipments in the Company's history. The following table sets forth annual production capability, utilization rates and shipment information for the Company and the domestic steel industry (as reported by the AISI) for each year in the five year period ended December 31, 1996.

                            Production and Shipments
                            Historical Market Share
                            ------------------------
                             (In thousands of tons)

                                                   1996           1995          1994          1993          1992
                                                   ----           ----          ----          ----          ----
Company
   Raw steel production......................        2.8            2.8           2.7           2.7            2.5
   Capability................................        3.0            3.0           3.0           3.0            3.0
   Utilization...............................       95.0%          95.0%         91.0%         91.0%          83.0%
   Shipments.................................        2.9            2.7           2.6           2.4            2.1
   Shipments as a percentage of industry
     total...................................        2.9%           2.8%          2.7%          2.7%           2.6%

Industry
   Raw steel production......................      102.2          102.7          97.9          96.1           91.6
   Capability................................      116.1          110.4         108.2         109.9          113.1
   Utilization...............................       90.0%          93.0%         91.0%         87.0%          81.0%
   Shipments.................................      100.5           97.5          95.3          88.4           82.3

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

         Integrated steelmakers also face increased competition from mini-mills. Mini-mills are efficient, low-cost producers that generally produce steel by melting scrap in electric arc furnaces, utilize new technologies, have lower employment costs and target regional markets. Mini-mills historically have produced lower profit margin products, such as bars, rods, wire and other commodity-type steel products not produced by the Company. Recently developed thin cast technology has allowed mini-mills to enter certain of the sheet markets supplied by integrated producers. Six such facilities have been placed in operation and are competing in the hot rolled, cold rolled and galvanized marketplace, and other entities have announced plans or are in the process of starting similar facilities. In other instances, mini-mills seeking to capture segments of the flat rolled market have located facilities where they are geographically advantaged compared to their integrated competition. In general, prices for scrap, on which mini-mills are more dependent than integrated steel producers, have increased the operating costs of mini-mills. In response, some mini-mills have begun to develop scrap substitution iron-making technologies. Mini-mills generally continue to have a cost advantage over integrated steel producers. Most of the new capacity in the domestic industry has resulted from growth in mini-mill operations, some of which rival the capacity and product range of the integrated mills.

         In response to increased competition, domestic steel producers have invested heavily in new plant and equipment, which has improved efficiency and increased productivity and quality. Many of these improvements are in active service and, together with the achievement of other production efficiencies, such as manning and other work rule changes, have tended to lower costs. In addition, it is estimated that approximately 8 to 12 million tons of new steelmaking capacity (primarily mini-mills) will be in place within the next three years, further threatening the viability of less efficient facilities. The Company has responded to competitive cost reductions through its own capital improvement program and ongoing cost reduction efforts to achieve operating efficiencies. Through 1992, the Company's efforts focused on its steelmaking operations and hot mill. Since that time, the focus has shifted to downstream operations and primary iron making.

         Domestic producers face competition from foreign producers over a broad range of products. Many foreign steel producers are aligned with governmental interests and thereby subject to influence by political and economic policy considerations, as well as prevailing market conditions. Voluntary restraint arrangements covering 17 steel exporting nations and the European Community, which limited steel imports into the United States market, expired in 1992. A replacement structure (entitled the "Multilateral Steel Agreement") to eliminate subsidies and other unfair trade practices by foreign producers has been under negotiation since

1992, without successful completion. In recent years, various domestic steel producers filed extensive unfair trade cases covering imports of flat rolled carbon steel products against foreign producers. These cases sought the imposition of anti-dumping and countervailing duties on products alleged to have caused injury to domestic producers. A high watermark for these cases occurred in 1993 when the U.S. International Trade Commission (the "ITC") ruled anti-dumping and/or countervailing duties should be imposed on imports of galvanized sheet and plate representing the majority of imports, and on cold rolled sheet accounting for approximately one-third of total imports. A number of these cases were appealed and the Court of International Trade has upheld the ITC decisions. A number of other cases have been filed with mixed results and others are in progress. In general, the Company believes that the decisions have not increased significantly the duties for those imports to levels where they have served as effective competitive barriers. As a percentage of domestic consumption, steel imports excluding semi-finished products (primarily slabs), were at approximately 23%, 21%, and 24% in 1996, 1995 and 1994, respectively. Competitive pressure from imports has been most intense at times when the U.S. dollar has risen strongly against foreign currencies, increasing their pricing advantages. In March 1997, the Company joined with two other domestic steel producers and 29 domestic pipe and tube producers in requesting United States government agencies to file a protest with the World Trade Organization (the "WTO") over actions taken by the Republic of Korea to subsidize a Korean producer, allegedly in violation of the WTO subsidy code, permitting the Korean producer to flood Asian markets with low priced hot-rolled steel. The protest is in the fact finding stage. If the WTO finds a subsidy violation, it could seek to force the Korean producer to repay the subsidies or allow the United States to impose compensatory duties.

         The Company's primary competitors in Sheet Products consist of most domestic and international integrated steel producers and mini-mills. The Company's primary TMP competitors in recent years have been USX Corporation, LTV Corporation, Bethlehem Steel Corporation, National Steel Corporation and USS-POSCO Industries.

         The Company experiences strong competition in all its principal markets with respect to price, service and quality. The Company believes that it competes effectively in all these categories by focusing its marketing efforts on creating strong customer relationships by providing high quality products at competitive prices.

RESEARCH AND DEVELOPMENT

         The Company engages in research and development for the improvement of existing products and processes, and the development of new products and product applications. During 1996, 1995 and 1994, the Company spent approximately $3.4 million, $3.2 million, and $6.3 million, respectively, for research and development activities. WEIRTEC, the Company's research and development center specializing in the advancement of steel can making technology, maintains research and prototype steel packaging manufacturing facilities, analytical laboratory facilities and computer simulation systems in Weirton, West Virginia. In recent years, WEIRTEC has played a central role in the development of thin-wall, two piece beverage can technology and other products seeking to capitalize on the Company's production expertise, particularly in coated products. WEIRTEC research projects have also included clean steel production techniques, polymer to steel lamination, and the application of galvanized steel products to the residential and commercial construction industry. WEIRTEC assists customers in the development of new products and collaborates with the AISI in the development of new product lines and production techniques to increase the use and quality of steel as a material of choice. The Company believes that the scientists, engineers, technicians and the WEIRTEC facilities enhance the Company's technical excellence, product quality and customer service.

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

ENVIRONMENTAL CONTROL

         Compliance. The Company is subject to extensive federal, state and local laws and regulations governing discharges into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company is also subject to federal and state requirements governing the remediation of environmental contamination associated with past releases of hazardous substances. In recent years, environmental regulations have been marked by increasingly strict compliance standards. Violators of these regulations may be subject to civil or criminal penalties, injunctions or both. Third parties also may have the right to sue to enforce compliance.

         Capital expenditures for environmental control facilities were approximately $9.4 million in 1996, $3.9 million in 1995, and $3.2 million in 1994. For 1997, the Company has budgeted approximately $6.0 million in capital expenditures for environmental control facilities. Given the nature of the steelmaking industry, it can be expected that additional capital expenditures will be required from time to time to permit the Company to remain in compliance with current and future environmental regulations. Since the effects of future requirements are not determinable at present, it is not possible to predict the ultimate future cost of compliance. The Company, like its competitors, does not expect to be able to pass on to customers cost increases specifically resulting from compliance with environmental regulations.

         In the past, the Company has resolved environmental compliance issues through negotiated consent orders and decrees with environmental authorities, pursuant to which the Company has paid civil penalties. The Company believes that it is in substantial compliance with its environmental control consent orders and decrees.

Multimedia Enforcement Settlement

         In December 1993, the Company was informed by the West Virginia Division of Environmental Protection (the "DEP") that the Environmental Protection Agency (the "EPA") was considering initiating a "multimedia" enforcement action against the Company. Multimedia actions involve coordinated enforcement proceedings related to various environmental media such as water, air and waste. In recent years, such actions have resulted in penalties and other commitments being obtained from many of the Company's competitors.

         In March 1996, the EPA and the DEP advised the Company that they had identified a number of enforcement issues pertaining to water discharges, air emissions and waste handling operations by the Company. The agencies proposed that the parties attempt to resolve these issues during a six-month negotiation period.

         The Company executed a consent decree with the governmental agencies in October 1996 in resolution of such issues. Under the consent decree, the Company was required to pay a civil penalty of $3.2 million, which was paid in January 1997. Additionally, the Company is required to conduct excavation, cleanout and disposal of the contents in two treatment lagoons at an approximate cost of $1.6 million. The consent decree also requires the Company to undertake certain additional capital projects to assure compliance with water, air and waste-related regulations in accordance with detailed construction schedules. Such projects will include upgrades and modifications to air emissions control equipment, wastewater treatment systems and waste handling facilities. The environmental capital projects mandated by the consent decree are estimated to total approximately $13.4 million, a significant portion of which had been included in the Company's capital budget prior to the negotiations which led to the settlement. The consent decree provides for stipulated penalties for non-compliance.

         The required capital projects, as well as other terms of the consent decree, will necessitate changes in operating procedures at the Company's facilities. While the Company will attempt to mitigate any increased operating costs attributable to these changes, it nevertheless expects operating costs to increase as a result of the requirements. At the present time, it is not possible to estimate such increases, but the Company does not believe that any such increase will be material to its results of operations.

Water Discharge Permitting

         In June 1994, the DEP issued a renewal National Pollutant Discharge Elimination System ("NPDES") permit to the Company for its water discharges. The renewal NPDES permit contained a number of new requirements, including stringent "water quality-based" effluent limitations based on a new West Virginia regulation (the "Regulation"). The Company appealed the renewal permit to the West Virginia Environmental Quality Board (the "EQB").

         In August 1995, the EQB submitted to the West Virginia Legislature significant changes to the Regulation. The proposed changes were enacted by the Legislature in March 1996. The changes have resulted in re-calculated water quality-based effluent limitations which the Company believes it can meet with certain modifications to its existing wastewater treatment facilities.

         In February 1997, the Company reached a settlement with the DEP regarding the NPDES appeal. There are several remaining issues, the resolution of which will be based on the results of studies which will be undertaken. It is not possible at this time to estimate the costs which may be necessitated as a result of such studies. However, the Company believes that such settlement and the completion of the studies and any necessary activities pursuant to the studies will enable it to comply with the NPDES permit requirements and limitations within the time frames provided for in the settlement.

RCRA Corrective Action Order

         In connection with the multimedia consent decree in 1996, the EPA also issued a corrective action order. The order requires the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. The Company does not know the nature or extent of hazardous materials located on its property and it is not possible at present to estimate the ultimate cost to comply with the order or to conduct any required remedial activity. However, the Company has recorded approximately $2.9 million related to its current estimate of costs associated with the investigative activities. The Company believes that it may be entitled to indemnification, as described below, for at least a portion of the costs incurred by the Company to comply with the corrective action order and to undertake any required remedial action.

         Waste Sites. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, the EPA and state regulators have authority to impose strict, joint and several liability on waste generators, owners, operators and other potentially responsible parties ("PRPs") for the cost of remediating contaminated properties. By reason of the agreements pursuant to which the Company purchased the operating assets of the Weirton Steel Division (the "Division") from National Steel Corporation ("National"), the Company is entitled to indemnification from National for certain environmental liabilities, including those relating to the remediation of certain contaminated sites, as more fully described below. The Company understands that National has provided notices to EPA regarding a number of such sites as required by law. The Company further understands that National has been involved, at the request of the EPA or state agencies, in voluntary remedial activities with respect to a number of such sites. Insofar as any of those sites involve liabilities under environmental laws or regulations for prior Division activities, the Company believes it is indemnified by National.

         The Company and/or its predecessors have been conducting steel manufacturing and related operations at various locations, including the Company's current plant site, for almost 90 years. Although the Company and its predecessors utilized operating practices that were standard in the industry at the time, hazardous substances may have been released on or under these sites. In accordance with regulatory requirements under the Resource, Conservation and Recovery Act ("RCRA"), the Company is required to investigate these prior releases and take corrective action where deemed appropriate. See "RCRA Corrective Action Order." In addition, the Company and its predecessors have disposed of solid and hazardous wastes at various off-site waste disposal sites. Pursuant to CERCLA and similar state laws, the Company may be required to remediate contamination at some of these sites or participate in the sharing of such costs as deemed necessary. The Company does not have sufficient information to estimate its potential liability in connection with potential future remediation in general. However, the Company believes that if any such remediation is required, it will occur over an extended period of time. In addition, the Company believes that many of these sites may also be subject to indemnity obligations by National to the Company.

Tex Tin Site

         In September 1989, the EPA notified the Company that it was considered to be among a number of PRPs for the disposal of wastes at the Tex Tin site near Texas City, Texas, and requested the Company's voluntary participation in certain remedial actions. The Company's records do not indicate any involvement with the site by the Company. Both the Company and National were named as defendants in a suit filed by Amoco Chemical Corporation in the U.S. District Court for the Southern District of Texas in May 1996; the Company, however, was never served with a summons and thus is not currently a party to the action. The suit alleges that the Company, National and numerous other defendants are liable for Amoco's remedial costs expended at the Tex Tin site. The Company believes that National would be responsible for any remedial actions if there had been prior involvement by the Division. The Company has given all required notices to National for the purpose of facilitating its response to this matter.

Hanover Township Site

         In May 1992, the Company received notice from the Pennsylvania Department of Environmental Resources that it was considering a closure plan and post-closure plan for a solid waste landfill facility in Hanover Township, Pennsylvania (the "Hanover Site") operated by Starvaggi Industries Inc. From at least the 1960's through mid-1983, National and, after mid-1983, the Division and the Company disposed of solid wastes at the facility. The Company believes that while it disposed of various materials which were residual to the steelmaking industry, such materials were not classified as hazardous wastes under applicable law. At this time, definitive closure plans and post-closure care plans have not been adopted. National's liability with respect to the closure of this facility is limited to $1.0 million. Although there can be no assurances, the Company does not anticipate that the costs for site closure will exceed the limitation on National's liability.

Shiloh Landfill

         The Company leases certain real property in Hancock County, West Virginia, known as the Shiloh Landfill ("Shiloh Landfill"), from Shiloh River Corporation ("SRC"). Under an agreement with SRC, which remains the operator of the solid waste landfill at that site, the Company is the intended sole disposer. The Company disposes of some of its general refuse, construction and demolition debris, and industrial non-hazardous waste materials at the Shiloh Landfill. In February 1997, SRC received a compliance order from the DEP, which cited a number of operational deficiencies and required Shiloh Landfill to undertake numerous activities for the purposes of remediating alleged violations of applicable law and regulations. Although certain of the required activities were undertaken by Shiloh Landfill in a timely manner, SRC and the Company filed a notice of appeal on March 11, 1997 with regard to certain other requirements and allegations. No further action has taken place with regard to the appeal at this time.

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

         The Company's ability to obtain future reimbursement or indemnification relating to environmental claims from National depends, in addition to National's continued financial viability, on the nature of future claims made by the Company, whether the parties can settle any differences relating to indemnification rights and the outcome of any proceedings involving the Company and National regarding such issues. The Company understands that National itself has indemnification arrangements with its former parent corporation which may be applicable to provide funding for the payment of environmental liabilities relating to the Division. In addition, National has instituted an action in a West Virginia state court seeking a declaratory judgment that certain of its insurance policies provide coverage for such environmental liabilities, specifically including, but not limited to, claims for which the Company may seek reimbursement from National. The Company thus far is not a party to such litigation, but has been ordered to produce certain records and documents.

EMPLOYEES

         At December 31, 1996, the Company had 5,373 employees, of whom 4,201 were engaged in the manufacture of steel products, 578 in support services, 139 in sales and marketing activities and 455 in management and administration. In 1992, the Company implemented a strategic program designed to reduce its workforce primarily through retirement programs and attrition. Through that program, the Company reduced its overall workforce by 19% through 1995. In 1996, the Company implemented an additional program to reduce its supervisory and managerial workforce by approximately 20%.

         At December 31, 1996, approximately 4,478 Company employees in bargaining units covering production and maintenance workers, clerical workers and nurses were represented by the Independent Steelworkers Union (the "ISU"). On February 27, 1997, the Company reached a tentative agreement with the ISU on a 54 month contract replacing the production and maintenance unit agreements which expired on September 25, 1996. Negotiations continue with the ISU concerning its other bargaining units and with the Independent Guard Union, which represents 48 employees.

         The tentative agreement covering approximately 3,975 production and maintenance employees has been approved by the ISU's executive committee and stewards. The Company expects that, once tentative agreements are reached for the other ISU units, the proposed contracts will be submitted for membership approval. The Company cannot predict when additional agreements will be reached or whether agreements submitted to union members will be ratified. During the period while negotiations for a new contract occurred, the terms of the prior contract were extended from time to time. The tentative agreement provides for a pay increase which is retroactive to the expiration of the prior agreement and pay increases going forward which are consistent with the settlements reached in 1996 with other major integrated steel producers. The tentative agreement further provides for a significant relaxation in restrictive work rules pertaining to the assignment and scheduling of employees. In addition, the agreement reduces limitations introduced in the prior agreement on the Company's ability to reduce its workforce by layoffs. The Company's profit sharing plan, which covers substantially all employees, remains unchanged. The plan provides for participants to share in the Company's profits each year at a rate equal to 1/3 of the Company's "adjusted net earnings" for that year as defined under the plan, provided its net worth exceeds $100 million. If, however, payment of the full profit sharing amount would reduce the Company's net worth to below $100 million, payments are reduced to an amount necessary to maintain the $100 million threshold. If the Company's net worth is in excess of $250 million, the profit sharing rate increases to 35%. However, if payment of the full profit sharing amount would reduce the Company's net worth below $250 million, payments at this rate would be limited as necessary to maintain the $250 million threshold and the remainder of the payment would be made at the 1/3 rate.

         From January 1984 until June 1989, the Company was owned in its entirety by its employees through the Company's 1984 Employee Stock Ownership Plan (the "1984 ESOP"), in which substantially all employees were participants. In June 1989, the 1984 ESOP completed a public offering of common stock, resulting in that security being listed and traded on the New York Stock Exchange.

         Substantially all the Company's employees participate in its two ESOPs which owned approximately 27% of the outstanding common and substantially all of the outstanding preferred shares of the Company at March 14, 1997. These securities represented approximately 48% of the voting power of the Company's voting stock.

ITEM 2.  PROPERTIES

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

         The Company's operating facilities include four blast furnaces; however, its current operating strategy employs a two blast furnace configuration with an annual hot metal capacity of approximately 2.5 million tons. Although the Company does not anticipate operating a three blast furnace configuration in the near term, under that operating scenario, its annual hot metal capacity could be increased to approximately 3.6 million tons. In April 1996, the Company shut down its No. 3 Blast Furnace to replace a cracked bell at the furnace top, as a result of which the Company's iron making capacity was reduced temporarily. In November 1996, the Company began a planned major reline and rebuild of its largest iron making vessel, the No. 1 Blast Furnace, as part of a capital expenditure program for that facility approximating $83 million. The rebuild is designed to increase iron production and quality, improve production efficiencies, reduce costs and enhance environmental protection. The project is scheduled for completion by the end of March 1997. While the rebuild is in progress, the Company has been utilizing its smaller No. 4 Blast Furnace, which has necessitated the purchase of some outside slabs for finishing purposes. See
Item 1. "Business -- Raw Materials." The Company has conducted feasibility studies regarding the installation of PCI at its blast furnaces to further exploit coke use reduction technologies. The completion of any PCI project, however, would be subject to a number of factors, including the Company's successful negotiation of terms relating thereto with outside parties. The Company's ironmaking operations through 1996 also included a sinter plant, used to process scale, sludges and other by-products for recycling back into blast furnace operations. Effective December 31, 1996, the Company temporarily discontinued operations at the sinter plant pending an assessment of the facility's production equipment and the feasibility of improvements believed necessary to assure the plant's continuing compliance with more stringent future air pollution control standards. The Company began purchasing iron pellets from outside commercial sources to replace the sinter plant output. The Company's primary steelmaking facilities include a two vessel BOP shop with an annual capacity of 3.0 million tons of raw steel (based on a two blast furnace operation). Primary steelmaking facilities also include a CAS-OB facility, two RH degassers, and a four strand continuous caster with an annual slab production capacity of up to 3.0 million tons. The Company's downstream operations include a hot strip mill with a design capacity of 3.8 million tons, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities. See the "Comparative Production and Shipments" section of Item 1 for additional information regarding production capacity and utilization rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

         As of March 14, 1997, there were 42,353,243 shares of common stock, $.01 par value ("Common Stock"), outstanding held by 3,661 stockholders of record. The principal market for the Common Stock is the New York Stock Exchange, on which that security has been listed since June 1989.

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

         Under restrictive covenants relating to the Company's indebtedness, the Company's ability to pay dividends on its stock is limited to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from subsequent issuances of certain capital stock, less certain allowable payments. As of December 31, 1996, pursuant to these covenants, the Company could pay dividends on its Common Stock of up to $114.4 million.

         As of March 14, 1997, 10,971,520 shares of Common Stock, or 26% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank - North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 6,781 participants who were active or former employees of the Company. In addition, as of March 14, 1997 there were 1,736,070 shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred Stock"), outstanding held by 316 stockholders of record. As of that date, United National Bank - North, as Trustee of the Company's second Employee Stock Ownership Plan (the "1989 ESOP"), was the record owner of 1,729,172 shares of the Series A Preferred Stock, or over 99% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 7,502 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a liquidation preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 votes in all matters presented to the stockholders for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under Item 1.

         The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                               1995                              1996                            1997(1)
                      -----------------------          -----------------------           ----------------------
    Quarter            High             Low             High              Low             High             Low
-----------------     ------           -----           ------            -----           ------           -----
First                 9-3/8             6-3/8           4-5/8            3-3/4            3-3/8           2-3/8
Second                8-3/8             6-7/8           4-1/4            3
Third                 7-7/8             4-3/4           3-3/8            2-3/8
Fourth                5                 3-7/8           3-1/2            2
-----------------


(1)      First Quarter 1997 through March 14, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to "Selected Financial and Statistical Data" on page 42 of the Company's 1996 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 13 to 18, inclusive, of the Company's 1996 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item are incorporated herein by reference to pages 19 to 41 inclusive, of the Company's 1996 Annual Report to Stockholders and are listed in Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" hereof. With the exception of the information specifically incorporated by reference, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

         The information required by this item with respect to Directors of the Company is incorporated herein by reference to the caption "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed filed as part of this report for purposes of this item.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company as of March 14, 1997, were as follows:

                                                         Age at
                     Name                            March 14, 1997                         Office
                     ----                            --------------                         ------
         Richard K. Riederer                               53             President, Chief Executive Officer and
                                                                          Chief Operating Officer

         James B. Bruhn                                    56             Executive Vice President -Commercial

         Craig T. Costello                                 49             Executive Vice President - Manufacturing

         David L. Robertson                                53             Executive Vice President - Human
                                                                          Resources and Corporate Law

         Earl E. Davis, Jr.                                48             Vice President-Finance and Chief
                                                                          Financial Officer
         Thomas W. Evans                                   60             Vice President - Materials Management

         David M. Gould                                    58             Vice President - Economic Development

         William R. Kiefer                                 47             Vice President - Law and Secretary

         Narendra M. Pathipati                             39             Vice President - Corporate Development
                                                                          and Strategy

         Mac S. White, Jr.                                 64             Vice President - Engineering

         Mark E. Kaplan                                    35             Controller

         Unless otherwise indicated below, the executive officers of the Company have held the positions described for at least the last five years.

     Richard K. Riederer has been President and Chief Operating Officer since January 1995 and Chief Executive Officer since November 1995. From September 1994 to January 1995, he was Executive Vice President Finance and Chief Financial Officer. Prior to that, he served as Vice President and Chief Financial Officer beginning in January 1989. He has been a director of the Company since October 1993.

     James B. Bruhn has been Executive Vice President - Commercial since September 1994. He joined the Company as Vice President - Sales and Marketing - Tin Mill Products in July 1987, and was named Vice President-Tin Mill Products Business in November 1992. He has been a director of the Company since May 1990.

     Craig T. Costello has been Executive Vice President - Manufacturing since September 1994. From October 1993 to September 1994, he served as Vice President - Operations. Mr. Costello served as General Manager - Operations from 1988 to 1993. He has been a director of the Company since April 1996.

     David L. Robertson has served as the Executive Vice President - Human Resources and Corporate Law since March 1996. Prior to that, Mr. Robertson was a senior partner in the law firm of Volk, Robertson & Hellerstedt.

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

     Mark E. Kaplan has served as Controller since September 1995. Prior to that, Mr. Kaplan was employed by Arthur Andersen LLP, where he held a number of positions, most recently as Senior Audit Manager.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of financial statements required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

                                             Financial Statements                                          Page
                                             --------------------                                          ----
           Report of Independent Public Accountants.................................................       (*)

           Consolidated Statements of Income for the years ended
           December 31, 1996, 1995 and 1994.........................................................       (*)

           Consolidated Balance Sheets as of December 31,
           1996 and 1995............................................................................       (*)

           Consolidated Statements of Cash Flows for the years
           ended December 31, 1996, 1995 and 1994...................................................       (*)

           Notes to Consolidated Financial Statements...............................................       (*)

           Supplementary Financial Information......................................................       (*)

----------------

         * Incorporated in this Report by reference from pages 19 to 42, inclusive, of the Company's 1996 Annual Report to Stockholders referred to in Exhibit 13.1 below.

      2. The list of financial statement schedules required to be filed by
         Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

           Report of Independent Public Accountants on Financial Statement
           Schedules................................................................................          S-1

           Schedules:
                I      Condensed Financial Information of Registrant...............................           S-2
               II      Valuation and Qualifying Accounts...........................................           S-5

      3.  Exhibits.

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

      Exhibit 4.4 Second Supplemental Indenture dated as of August 12, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 11-1/2% Senior Notes due 1998 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 1996, Commission File No 1-10244).

      Exhibit 4.5 Indenture dated as of June 12, 1995 between the Company and Bankers Trust Company, as trustee, relating to $125,000,000 principal amount of 10-3/4% Senior Notes due 2003, including Form of Note

                                (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed on July 27, 1995, Commission File No. 33-61345).

           Exhibit 4.6 First Supplemental Indenture dated as of August 12, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 10-3/4% Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
                                10-Q for the quarter ended June 30, 1996, Commission file No. 1-10244).

           Exhibit 4.7 Indenture dated July 3, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 11-3/8% Notes due 2004 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 filed on July 10, 1996, Commission File No. 333-07913).

           Exhibit 10.1         Redacted Pellet Sale and Purchase
                                Agreement dated as of September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit
                                10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244).

           Exhibit 10.2 Coke Sale Agreement dated December 9, 1996 between the Company and USX Corporation (filed herewith).

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

           Exhibit 10.5 Amendments to the 1984 and 1989 Employee Stock Ownership Plans, effective May 26, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

           Exhibit 10.6 1987 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515)

           Exhibit 10.7 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-10244).

           Exhibit 10.8         Employment Agreement between Richard K.
                                Riederer and the Company dated April 24, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10244).

           Exhibit 10.9 Letter Agreement between Richard K. Riederer and the Company dated December 24, 1996 (filed herewith).

           Exhibit 10.10 Employment Agreement between James B. Bruhn and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).

           Exhibit 10.11        Employment Agreement between Thomas W.
                                Evans and the Company dated April 21, 1987, including Amendment dated July 19, 1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and
                                Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

           Exhibit 10.12        Employment Agreement between Craig T.
                                Costello and the Company dated July 20, 1993
                                (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

           Exhibit 10.13        Employment Agreement between William R.
                                Kiefer and the Company dated July 21, 1993
                                (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

           Exhibit 10.14        Employment Agreement between David L.
                                Robertson and the Company dated March 11, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10244).

           Exhibit 10.15        Employment Agreement between Narendra M.
                                Pathipati and the Company dated December 16,
                                1993 (incorporated by reference to Exhibit
                                10.23 to the Company's Annual Report on Form
                                10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

           Exhibit 10.16 Employment Agreement between Mac S. White and the Company dated July 28, 1993 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

           Exhibit 10.17        Amendment dated July 19, 1993 to
                                Employment Agreement dated June 8, 1987 between David M. Gould and the Company (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

           Exhibit 10.18 Employment Agreement between Earl E. Davis, Jr. and the Company dated December 20, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10244).

           Exhibit 10.19        Employment Agreement between Mark E.
                                Kaplan and the Company dated August 13, 1996
                                (incorporated by reference to Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-10244).

           Exhibit 13.1         1996 Annual Report to Stockholders of
                                Weirton Steel Corporation (filed herewith).
                                Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.

           Exhibit 22.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-10244).

           Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).

           Exhibit 27 Financial data schedule for year ended December 31, 1996 (filed herewith).

(b) The Company filed reports on Form 8-K each in reference to Item 5 thereof on May 29, 1996 and June 27, 1996.

(c) The exhibits as listed under Item 14(a)(3), are filed herewith or incorporated herein by reference.

(d) The financial statement schedules listed under Item 14(a)(2), are filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                       WEIRTON STEEL CORPORATION


                                       By: /s/ Richard K. Riederer
                                           --------------------------------
                                           Richard K. Riederer
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 27th day of March 1997.

/s/ Richard K. Riederer
-------------------------------------      -------------------------------------
Richard K. Riederer                        Mark G. Glyptis
President and Chief Executive Officer      Director
(principal executive officer)

/s/ Earl E. Davis                          /s/ Phillip A. Karber
-------------------------------------      -------------------------------------
Earl E. Davis                              Phillip A. Karber
Chief Financial Officer                    Director
(principal financial officer)


/s/ Mark E. Kaplan                         /s/ Joseph J. Nowak
-------------------------------------      -------------------------------------
Mark E. Kaplan                             Joseph J. Nowak
Controller                                 Director
(principal accounting officer)


/s/ Michael Bozic                          /s/ Robert S. Reitman
-------------------------------------      -------------------------------------
Michael Bozic                              Robert S. Reitman
Director                                   Director

/s/ James B. Bruhn                         /s/ Richard F. Schubert
-------------------------------------      -------------------------------------
James B. Bruhn                             Richard F. Schubert
Director                                   Director

/s/ Richard R. Burt                        /s/ Thomas R. Sturges
-------------------------------------      -------------------------------------
Richard R. Burt                            Thomas R. Sturges
Chairman of the Board of Directors         Director

/s/ Craig T. Costello                      /s/ David I. J. Wang
-------------------------------------      -------------------------------------
Craig T. Costello                          David I. J. Wang
Director                                   Director

/s/ Robert J. D'Anniballe, Jr.             /s/ Ronald C. Whitaker
-------------------------------------      -------------------------------------
Robert J. D'Anniballe, Jr.                 Ronald C. Whitaker
Director                                   Director

                                 EXHIBIT INDEX

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

      Exhibit 4.4 Second Supplemental Indenture dated as of August 12, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 11-1/2% Senior Notes due 1998 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form
                           10-Q for the quarter ended June 30, 1996, Commission File No 1-10244).

      Exhibit 4.5 Indenture dated as of June 12, 1995 between the Company and Bankers Trust Company, as trustee, relating to $125,000,000 principal amount of 10-3/4% Senior Notes due 2003, including Form of Note (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed on July 27, 1995, Commission File No. 33-61345).

      Exhibit 4.6 First Supplemental Indenture dated as of August 12, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 10-3/4% Senior Notes due 2005 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
                           10-Q for the quarter ended June 30, 1996, Commission file No. 1-10244).

      Exhibit 4.7 Indenture dated July 3, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 11-3/8% Notes due 2004 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 filed on July 10, 1996, Commission File No. 333-07913).

      Exhibit 10.1         Redacted Pellet Sale and Purchase
                           Agreement dated as of September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit
                           10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244).

      Exhibit 10.2 Coke Sale Agreement dated December 9, 1996 between the Company and USX Corporation (filed herewith).

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

      Exhibit 10.5 Amendments to the 1984 and 1989 Employee Stock Ownership Plans, effective May 26, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      Exhibit 10.6 1987 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515)

      Exhibit 10.7 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-10244).

      Exhibit 10.8         Employment Agreement between Richard K.
                           Riederer and the Company dated April 24, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10244).

      Exhibit 10.9 Letter Agreement between Richard K. Riederer and the Company dated December 24, 1996 (filed herewith).

      Exhibit 10.10 Employment Agreement between James B. Bruhn and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).

      Exhibit 10.11        Employment Agreement between Thomas W.
                           Evans and the Company dated April 21, 1987, including Amendment dated July 19, 1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and
                           Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

      Exhibit 10.12        Employment Agreement between Craig T.
                           Costello and the Company dated July 20, 1993
                           (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

      Exhibit 10.13        Employment Agreement between William R.
                           Kiefer and the Company dated July 21, 1993
                           (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

      Exhibit 10.14        Employment Agreement between David L.
                           Robertson and the Company dated March 11, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10244).

      Exhibit 10.15        Employment Agreement between Narendra M.
                           Pathipati and the Company dated December 16,
                           1993 (incorporated by reference to Exhibit
                           10.23 to the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

      Exhibit 10.16 Employment Agreement between Mac S. White and the Company dated July 28, 1993 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

      Exhibit 10.17        Amendment dated July 19, 1993 to
                           Employment Agreement dated June 8, 1987 between David M. Gould and the Company (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-10244).

      Exhibit 10.18 Employment Agreement between Earl E. Davis, Jr. and the Company dated December 20, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10244).

      Exhibit 10.19        Employment Agreement between Mark E.
                           Kaplan and the Company dated August 13, 1996
                           (incorporated by reference to Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-10244).

      Exhibit 13.1         1996 Annual Report to Stockholders of
                           Weirton Steel Corporation (filed herewith).
                           Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.

      Exhibit 22.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-10244).

      Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).

      Exhibit 27           Financial data schedule for year ended
                           December 31, 1996 (filed herewith).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Weirton Steel Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weirton Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in Item 14(a)2 of the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
   January 21, 1997

WEIRTON STEEL CORPORATION
CONDENSED PARENT COMPANY STATEMENTS OF INCOME
Schedule I
(Dollars in thousands, except per share data)

                                                                            Year Ended Decembrer 31,
                                                                        1996             1995             1994
                                                                   -------------    -------------    -------------
NET SALES                                                             $1,383,301       $1,351,711       $1,260,864

OPERATING COSTS:
    Cost of sales                                                      1,282,424        1,179,950        1,136,936
    Discount on sale of finance receivables to subsidiary                 19,768           18,522           14,719
    Selling, general and administrative expense                           35,600           31,142           28,563
    Depreciation                                                          58,019           54,699           46,309
    Restructuring charge                                                  16,959                -                -
    Provision for profit sharing                                               -           22,499           17,581
    Insurance recoveries                                                       -          (41,502)         (20,000)
                                                                   -------------    -------------    -------------
       Total operating costs                                           1,412,770        1,265,310        1,224,108
                                                                   -------------    -------------    -------------
 INCOME (LOSS) FROM OPERATIONS                                           (29,469)          86,401           36,756
                                                                   -------------    -------------    -------------

    Adjustment to carrying value of damaged facility                          -             9,000           44,746
    Interest expense                                                     (43,806)         (41,920)         (49,260)
    Interest income                                                        6,191            5,423            6,330
    Dividends received from subsidary                                      6,436            6,056            5,529
    ESOP contribution                                                     (2,610)          (2,610)          (2,610)
                                                                   -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES                                        (63,258)          62,350           41,491
    Income tax provision (benefit)                                       (12,335)          12,181            6,484
                                                                   -------------    -------------    -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  (50,923)          50,169           35,007
    Loss on early extinguishment of debt, net                             (5,431)          (6,718)          (3,851)
                                                                   -------------    -------------    -------------
NET INCOME (LOSS)                                                     $  (56,354)      $   43,451       $   31,156
                                                                   =============    =============    =============

Less: Preferred stock dividend requirement                                     -                -            2,339
                                                                   -------------    -------------    -------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                         $  (56,354)      $   43,451       $   28,817
                                                                   =============    =============    =============

PER SHARE DATA:
    Weighted average number of common shares
       and equivalents (in thousands)                                     42,370           43,781           34,470

 Net income (loss) before extraordinary items                         $    (1.20)      $     1.15       $     0.95
    Loss on early extinguishment of debt                                   (0.13)           (0.16)           (0.11)
                                                                   -------------    -------------    -------------
 NET  INCOME (LOSS) PER COMMON SHARE                                  $    (1.33)      $     0.99       $     0.84
                                                                   =============    =============    =============

WEIRTON STEEL CORPORATION
CONDENSED PARENT COMPANY BALANCE SHEET
Schedule I
(Dollars in thousands, except share amount)

                                                                                December 31,
                                                                         1996                  1995
                                                                    ------------           ------------
Assets:
Cash and equivalents                                                  $  102,876             $  121,690
Receivables                                                               15,608                 15,996
Inventories:
     Raw materials                                                        87,733                 77,557
     Work-in-process                                                      76,526                 86,491
     Finished goods                                                       94,880                 91,312
Deferred income taxes                                                     51,872                 49,245
Other current assets                                                       3,574                  7,309
                                                                    ------------           ------------
     Total current assets                                                433,069                449,600

Property, plant and equipment, net                                       610,494                586,430
Investment in Weirton Receivables, Inc.                                  125,707                129,927
Intangible asset                                                               -                 31,412
Deferred income taxes                                                     95,933                 88,607
Other assets and deferred charges                                         18,162                 15,834
                                                                    ------------           ------------
     Total assets                                                     $1,283,365             $1,301,810
                                                                    ============           ============
Liabilities:
Current liabilities:
     Payables                                                         $  164,778             $  123,105
     Employment costs                                                     65,067                 88,115
     Pension liablity                                                     12,000                 12,471
     Other                                                                28,670                 27,858
                                                                    ------------           ------------
                                                                         270,515                251,549
Long term debt obligations                                               430,820                407,869
Long term pension obligations                                             74,750                 94,689
Postretirement benefits other than pensions                              329,154                317,893
Other long term liabilities                                               26,941                 25,348
                                                                    ------------           ------------
     Total liabilities                                                 1,132,180              1,097,348
                                                                    ------------           ------------

Redeemable stock                                                          18,447                 15,868
Stockholders' equity:
Common stock, $0.01 par value; 50,000,000
  authorized;42,592,850 and 42,289,944 shares issued                         426                    423
Additional paid-in capital                                               455,311                454,197
Retained earnings                                                       (321,742)              (265,388)
Other stockholders' equity                                                (1,257)                  (638)
                                                                    ------------           ------------
     Total stockholders' equity                                          132,738                188,594
                                                                    ------------           ------------

     Total liabilities, redeemable stock and
       stockholders' equity                                           $1,283,365             $1,301,810
                                                                    ============           ============

WEIRTON STEEL CORPORATION
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
Schedule I
(Dollars in thousands)

                                                                                     Years Ended December 31,
                                                                               1996            1995           1994
                                                                          -------------    -----------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              $  31,293      $ 125,362       $  54,808

CASH FLOWS USED BY INVESTING ACTIVITIES

     Spending to restore damaged facilities                                           -         (2,948)        (74,611)
     Less: Insurance recoveries                                                       -          9,000          45,000
     Other capital spending                                                     (67,937)       (49,410)        (37,456)
     Investment in Weirton Receivables, Inc.                                      4,220        (18,833)          5,819
                                                                          -------------    -----------    ------------

NET CASH USED BY INVESTING ACTIVITIES                                           (63,717)       (62,191)        (61,248)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES

     Repayment of debt obligations                                             (105,676)      (118,800)       (101,101)
     Proceeds from the issuance of common stock                                       -              -         116,087
     Redemption of preferred stock, Series B                                          -              -         (25,000)
     Proceeds from issuance of long term debt obligations                       122,610        125,000               -
     Common shares issuable                                                         773           (577)          1,454
     Dividends paid                                                                   -              -          (2,339)
     Deferred financing costs                                                    (4,097)        (4,325)         (2,245)
                                                                          -------------    -----------    ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 13,610          1,298         (13,144)

NET CHANGE IN CASH AND EQUIVALENTS                                              (18,814)        64,469         (19,584)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     121,690         57,221          76,805
                                                                          -------------    -----------    ------------
CASH AND EQUIVALENTS AT END OF PERIOD                                         $ 102,876      $ 121,690       $  57,221
                                                                          =============    ===========    ============


SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid, net of capitalized interest                               $  40,275      $  44,416       $  52,091
     Income taxes paid (refunded), net                                           (3,699)        10,593               -
     Dividends from Weirton Receivable, Inc.                                      6,436          6,805           5,181

Weirton Steel Corporation and Subsidiary
Valuation and Qualifying Accounts
For the years ended December 31, 1996, 1995 and 1994
Schedule II
(dollars in thousands)


                                                               Balance at     Charges to                    Balance at
                                                              Beginning of     Cost and                       End of
               Description                            Year       Period        Expense      Deductions        Period
-----------------------------------------            ------   ------------    ----------   ------------     ----------
Allowance for doubtful accounts,
discounts, claims and allowances

                                                      1996      $ 8,688        $26,832        $27,836        $ 7,684

                                                      1995        6,405         19,396         17,113          8,688

                                                      1994        5,719         17,302         16,616          6,405


Valuation allowance for deferred
tax assets

                                                      1996      $30,943        $10,306        $              $41,249

                                                      1995       42,640              -         11,697         30,943

                                                      1994       50,768              -          8,128         42,640