Form 10-Q
period 1997-03-31
WEIRTON STEEL CORP
filed 1997-05-09
CIK 849979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

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
             (State or other
             jurisdiction of                          (I.R.S. employer
             incorporation or                         identification #)
               organization)

           400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA 26062-4989
                    (Address of principal executive offices)

             (Registrant's telephone number, including area code:)

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

                           Yes  [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 30, 1997 was 42,615,762.

================================================================================

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
NET SALES.............................................................   $349,585     $340,900
OPERATING COSTS:
     Cost of sales....................................................    327,159      309,944
     Selling, general and administrative expense......................      9,065        9,514
     Depreciation.....................................................     16,926       14,505
                                                                         --------     --------
       Total operating costs..........................................    353,150      333,963
                                                                         --------     --------
INCOME (LOSS) FROM OPERATIONS.........................................     (3,565)       6,937
     Interest expense.................................................    (11,950)     (11,541)
     Interest income..................................................        832        1,797
     ESOP contribution................................................       (653)        (653)
                                                                         --------     --------
LOSS BEFORE INCOME TAXES..............................................    (15,336)      (3,460)
     Income tax benefit...............................................     (2,991)        (675)
                                                                         --------     --------
NET LOSS..............................................................   $(12,345)    $ (2,785)
                                                                         ========     ========
PER SHARE DATA:
     Weighted average number of common shares and equivalents (in
      thousands) .....................................................     42,613       42,347
NET LOSS PER COMMON SHARE.............................................   $  (0.29)    $  (0.07)
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            MARCH 31, 1997    DECEMBER 31, 1996
                                                              UNAUDITED            AUDITED
                                                            --------------    -----------------
Assets:
     Cash and equivalents, includes restricted cash of
       $2,019 and $2,010, respectively...................     $   75,253         $   112,092
     Receivables, less allowances of $9,464 and $7,684,
       respectively......................................        157,526             154,426
     Inventories.........................................        228,887             259,139
     Deferred income taxes...............................         51,872              51,872
     Other current assets................................          4,635               3,269
                                                              ----------         -----------
          Total current assets...........................        518,173             580,798
     Property, plant and equipment, net..................        621,725             610,494
     Deferred income taxes...............................         94,962              91,971
     Other assets and deferred charges...................         16,719              17,358
                                                              ----------         -----------
          Total assets...................................     $1,251,579         $ 1,300,621
                                                              ==========         ===========
Liabilities:
     Current portion of long term debt obligations.......     $   42,163         $        --
     Other current liabilities...........................        228,686             271,305
     Long term debt obligations..........................        388,742             430,820
     Long term pension obligations.......................         76,969              74,750
     Postretirement benefits other than pensions.........        332,004             329,154
     Other long term liabilities.........................         27,056              26,941
                                                              ----------         -----------
          Total liabilities..............................      1,095,620           1,132,970
                                                              ----------         -----------
Redeemable stock.........................................         19,100              18,447
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000
       authorized; 42,821,859 and 42,592,850 shares
       issued............................................            433                 426
     Additional paid-in capital..........................        455,941             455,311
     Retained earnings (deficit).........................       (317,617)           (305,272)
     Other stockholders' equity..........................         (1,898)             (1,261)
                                                              ----------         -----------
          Total stockholders' equity.....................        136,859             149,204
                                                              ----------         -----------
          Total liabilities, redeemable stock and
            stockholders' equity.........................     $1,251,579         $ 1,300,621
                                                              ==========         ===========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES......................   $  6,498     $(13,933)
CASH FLOWS USED BY INVESTING ACTIVITIES
     Capital spending.................................................    (43,337)     (13,446)
                                                                         --------     --------
NET CASH USED BY INVESTING ACTIVITIES.................................    (43,337)     (13,446)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES......................         --           --
NET CHANGE IN CASH AND EQUIVALENTS....................................    (36,839)     (27,379)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...........................    112,092      131,811
                                                                         --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD.................................   $ 75,253     $104,432
                                                                         ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid, net of capitalized interest.......................   $  9,937     $  4,307
     Income taxes paid................................................         --           --

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its wholly-owned subsidiary, Weirton Receivables, Inc. are hereafter referred to as the "Company." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

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

     Certain prior period amounts have been reclassified, where necessary, to conform to the presentation in the current period.

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                        1997            1996
                                                     ----------     ------------
           Raw materials..........................    $ 77,061        $  87,733
           Work-in-process........................      59,667           76,526
           Finished goods.........................      92,159           94,880
                                                      --------        ---------
                                                      $228,887        $ 259,139
                                                      ========        =========

NOTE 3

EARNINGS PER SHARE

     The weighted average number of common and common equivalent shares used in the calculation of net loss per common share were 42,612,646 and 42,346,589 for the three months ended March 31, 1997 and 1996, respectively. The Series A Preferred shares were excluded from the calculations for the quarters ended March 31, 1997 and 1996, due to their antidilutive effect.

NOTE 4

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal.

     In March 1996, the West Virginia Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency ("EPA") advised the Company that it had identified a number of enforcement issues pertaining to waste water discharge, air emissions and waste handling operations of the Company. In September 1996, the Company and DEP and EPA reached a settlement regarding these water, air and waste-related issues. Under the settlement, the Company was required to pay a total penalty of $3.2 million. Such payment was made in January 1997. Additionally, the Company will be required to conduct certain remedial activity at one of its waste disposal sites, which is expected to cost approximately $1.6 million. The amount related to the remedial activity has been accrued in the Company's balance sheet as of March 31, 1997.

     The settlement also requires the Company to undertake certain capital projects to assure compliance with water, air and waste-related regulations. Such capital costs will include upgrades and modifications to waste water treatment systems, air emissions control equipment and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects currently estimated at approximately $13.4 million. Through March 31, 1997, the Company has expended approximately $4.1 million related to these capital commitments.

     The required capital projects, as well as other terms of the proposed settlement, will require changes in operating procedures at the Company's facilities. While the Company expects to attempt to mitigate any increased operating costs attributable to such changes, it nevertheless expects operating costs to increase as a result. At the present time it is not possible to estimate the increase in operating costs, but the Company does not believe that any such increase will be material to its results of operations.

     In connection with the negotiations EPA issued a corrective action order, effective October 18, 1996, requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. The Company has recorded approximately $2.9 million related to its current estimate of costs associated with the investigative activities. It is reasonably possible that a change in estimate will occur. Because the Company does not currently know the nature or the extent of hazardous material located on the property, it is not presently possible to estimate the ultimate cost to comply with this order or conduct remedial activity that may be required.

     The Company believes that National Steel Corporation ("NSC") is obligated to reimburse the Company for a portion of any costs that may be incurred by the Company to comply with the corrective action order and to undertake any required remedial action. Pursuant to the agreement whereby the Company purchased the Division in 1984, NSC retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as such were not used by the Company in its operations subsequent to the acquisition.

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     In the first quarter of 1997, the Company recognized a net loss of $12.3 million or $0.29 per common share, compared to a net loss of $2.8 million or $0.07 per common share for the same period in 1996.

     Net sales in the first quarter of 1997 were $349.6 million, an increase of $8.7 million or 2.6% from the first quarter of 1996. Total shipments in the first quarter of 1997 were 699 thousand tons compared to first quarter of 1996 shipments of 712 thousand tons.

     Sheet product sales for the first quarter of 1997 increased $16.8 million to $216.9 million. Shipments of sheet product in the first quarter of 1997 were 486 thousand tons compared to 490 thousand tons in the first quarter of 1996. The increase in sheet product sales is primarily attributable to an increase in selling prices as well as improved product mix.

     The first quarter of 1997 revenues from tin mill products were $132.7 million on shipments of 213 thousand tons compared to $140.8 million on 222 thousand tons for the same period in 1996. The decrease results primarily from lower tin mill product shipments.

     Costs of sales for the first quarter of 1997 were $327.2 million compared to $309.9 million for the first quarter of 1996. This increase resulted primarily from an unplanned outage of the Company's hot strip mill, costs associated with the rebuild and subsequent startup of the No. 1 Blast Furnace and minor disruptions in the primary metals facilities.

     Interest expense for the quarter ended March 31, 1997, was $12.0 million, an increase of $0.4 million compared to the same period in 1996. The increase in interest expense is due to the higher levels of outstanding debt obligations and higher average interest rates on this debt during the first quarter of 1997 compared to 1996.

     During the first quarter of 1997 the Company recognized interest income of $0.8 million compared to $1.8 million in the first quarter of 1996. The decrease in interest income is due to a lower level of invested funds during the first quarter of 1997 compared to the same period in 1996.

     During the quarter ended March 31, 1997, the Company had an income tax benefit of $3.0 million compared to an income tax benefit of $0.7 million in the corresponding period in 1996. The increase in 1997 results from the generation of a higher level of net operating loss carryforwards than in 1996 and the recognition of a portion of the net operating losses as a deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had cash and equivalents of $75.3 million compared to $112.1 million as of December 31, 1996. This decrease in cash and equivalents is due primarily to the net loss for the quarter ended March 31, 1997, capital spending made in connection with the rebuild of the No. 1 Blast Furnace, pension plan funding and the payment of an environmental penalty.

     As of March 31, 1997, and December 31, 1996, after reductions for amounts in place under its letter of credit subfacility, WRI had a base amount of participation interests available for cash sales under the Company's Receivables Participation Agreement of approximately $78.1 and $68.0 million, respectively. In April 1997, the Company issued a letter of credit of $15.2 million which reduces the Company's base amount of participation interests available for cash sale.

     In the first quarter of 1997, the Company's reclassified to current $42.2 million of Senior Note obligations due March 1, 1998. Based upon available cash on hand and the amount of cash expected to be generated from operating activities, the Company expects to have sufficient cash to meet its near term needs, including the retirement of the Senior Note obligations in the first quarter of 1998 and the completion of the 1997 capital spending plan. To the extent that cash on hand and cash from operating activities do not generate an adequate amount of cash, the Company expects that cash requirements will be supplemented through the Company's Receivables Participation Agreement.

     The Company's net deferred tax assets increased $3.0 million to $146.8 million as of March 31, 1997, which consist primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax.

INVESTMENT IN FACILITIES

     Expenditures for property, plant and equipment for the first three months of 1997 totaled $43.3 million. Included in capital spending is approximately $15.2 million of 1996 capital additions included in accounts payable as of December 31, 1996 and subsequently paid in the first quarter of 1997. The Company's planned capital additions for 1997 are approximately $50.0 million and include the remaining spending for a major rebuild of the No. 1 Blast Furnace, which was completed in the first quarter of 1997, and approximately $9.0 million related to environmental compliance.

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal.

     In March 1996, the West Virginia Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency ("EPA") advised the Company that it had identified a number of enforcement issues pertaining to waste water discharge, air emissions and waste handling operations of the Company. In September 1996, the Company and DEP and EPA reached a settlement regarding these water, air and waste-related issues. Under the settlement, the Company was required to pay a total penalty of $3.2 million. Such payment was made in January 1997. Additionally, the Company will be required to conduct certain remedial activity at one of its waste disposal sites, which is expected to cost approximately $1.6 million. The amount related to the remedial activity has been accrued in the Company's balance sheet as of March 31, 1997.

     The settlement also requires the Company to undertake certain capital projects to assure compliance with water, air and waste-related regulations. Such capital costs will include upgrades and modifications to waste water treatment systems, air emissions control equipment and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects currently estimated at approximately $13.4 million. Through March 31, 1997, the Company has expended approximately $4.1 million related to these capital commitments.

     The required capital projects, as well as other terms of the proposed settlement, will require changes in operating procedures at the Company's facilities. While the Company expects to attempt to mitigate any increased operating costs attributable to such changes, it nevertheless expects operating costs to increase as a result. At the present time it is not possible to estimate the increase in operating costs, but the Company does not believe that any such increase will be material to its results of operations.

     In connection with the negotiations EPA issued a corrective action order, effective October 18, 1996, requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. The Company has recorded approximately $2.9 million related to its current estimate of costs associated with the investigative activities. It is reasonably possible that a change in estimate will occur. Because the Company does not currently know the nature or the extent of hazardous material located on the property, it is not presently possible to estimate the ultimate cost to comply with this order or conduct remedial activity that may be required.

     The Company believes that National Steel Corporation ("NSC") is obligated to reimburse the Company for a portion of any costs that may be incurred by the Company to comply with the corrective action order and to undertake any required remedial action. Pursuant to the agreement whereby the Company purchased the Division in 1984, NSC retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as such were not used by the Company in its operations subsequent to the acquisition.

NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations compared to fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in the first quarter of 1997 there would have been no impact on the earnings per share calculations compared to that which is being reported.

RECENT DEVELOPMENTS

     Approximately 84% of the Company's workforce is covered under collective bargaining agreements which were scheduled to expire on September 25, 1996, and were extended by mutual agreement. While working under these extensions and negotiating, during the first quarter of 1997 the Company reached tentative agreements on 54-month collective bargaining agreements with members of the production and maintenance bargaining unit, salary non-exempt bargaining unit and professionals bargaining units. Such tentative agreements are subject to approval by the membership of the bargaining units. The Company is continuing negotiations with the remaining union employees, who are represented by the Independent Guards' Union, in an effort to reach a new collective bargaining agreement.

     On March 25, 1997, the Company began startup operations at the newly rebuilt and modernized No. 1 Blast Furnace. On April 8, 1997, the Company began idling the No. 3 Blast Furnace. The production at the remaining iron making facilities is expected to provide sufficient molten iron for the Company's steelmaking operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(A) EXHIBITS

     Exhibit 27.--Financial Data Schedule for three months ended March 31, 1997.

(B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on January 31, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WEIRTON STEEL CORPORATION
                                                          Registrant


                                               By:    /s/ MARK E. KAPLAN
                                                   -------------------------
                                                        Mark E. Kaplan
                                               Controller (Principal Accounting
                                                           Officer)
May 9, 1997