Form 10-Q
period 1997-06-30
WEIRTON STEEL CORP
filed 1997-08-12
CIK 849979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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
            (State or other jurisdiction of      (I.R.S. employer
            incorporation or organization)       identification #)



           400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA 26062-4989
            (Address of principal executive offices)      (Zip Code)

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

                           Yes  [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of July 31, 1997 was 42,830,199.

================================================================================

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                     --------------------     --------------------
                                                       1997        1996         1997        1996
                                                     --------    --------     --------    --------
NET SALES.........................................   $363,640    $335,580     $713,225    $676,480
OPERATING COSTS:
     Cost of sales................................    326,601     309,401      653,760     620,153
     Selling, general and administrative
       expense....................................      8,909      10,102       17,974      19,616
     Depreciation.................................     15,426      15,669       32,352      30,174
     Restructuring charge.........................     17,000      16,959       17,000      16,959
                                                     --------    --------     --------    --------
       Total operating costs......................    367,936     352,131      721,086     686,902
                                                     --------    --------     --------    --------
LOSS FROM OPERATIONS..............................     (4,296)    (16,551)      (7,861)    (10,422)
     Interest expense.............................    (11,988)    (10,753)     (23,938)    (21,486)
     Interest income..............................        971       1,120        1,803       2,917
     ESOP contribution............................       (652)       (652)      (1,305)     (1,305)
                                                     --------    --------     --------    --------
LOSS BEFORE INCOME TAXES..........................    (15,965)    (26,836)     (31,301)    (30,296)
     Income tax benefit...........................     (3,113)     (5,233)      (6,104)     (5,908)
                                                     --------    --------     --------    --------
LOSS BEFORE EXTRAORDINARY ITEM....................    (12,852)    (21,603)     (25,197)    (24,388)
Extraordinary loss on early extinguishment of
  debt............................................         --       5,431           --       5,431
                                                     --------    --------     --------    --------
NET LOSS..........................................   $(12,852)   $(27,034)    $(25,197)   $(29,819)
                                                     ========    ========     ========    ========
PER SHARE DATA:
     Weighted average number of common shares and
       equivalents (in thousands).................     42,616      42,347       42,614      42,347
Loss per share before extraordinary item..........   $  (0.30)   $  (0.51)    $  (0.59)   $  (0.58)
Extraordinary loss on early extinguishment of
  debt............................................         --       (0.13)          --       (0.13)
                                                     --------    --------     --------    --------
NET LOSS PER COMMON SHARE.........................   $  (0.30)   $  (0.64)    $  (0.59)   $  (0.71)
                                                     ========    ========     ========    ========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            JUNE 30, 1997     DECEMBER 31, 1996
                                                             (UNAUDITED)          (AUDITED)
                                                            --------------    -----------------
Assets:
     Cash and equivalents, includes restricted cash of
       $2,028 and $2,010, respectively...................     $   81,971         $   112,092
     Receivables, less allowances of $8,551 and $7,684,
       respectively......................................        168,370             154,426
     Inventories.........................................        240,986             259,139
     Deferred income taxes...............................         51,872              51,872
     Other current assets................................         11,298               3,269
                                                              ----------         -----------
          Total current assets...........................        554,497             580,798
     Property, plant and equipment, net..................        606,932             610,494
     Deferred income taxes...............................         98,075              91,971
     Other assets and deferred charges...................         16,150              17,358
                                                              ----------         -----------
          Total assets...................................     $1,275,654         $ 1,300,621
                                                              ==========         ===========
     Current portion of long term debt obligations.......     $   42,163         $        --
     Other current liabilities...........................        247,838             271,305
     Long term debt obligations..........................        388,827             430,820
     Long term pension obligations.......................         86,990              74,750
     Postretirement benefits other than pensions.........        334,854             329,154
     Other long term liabilities.........................         31,223              26,941
                                                              ----------         -----------
          Total liabilities..............................      1,131,895           1,132,970
                                                              ----------         -----------
Redeemable stock.........................................         19,752              18,447
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000
       authorized; 42,824,920 and 42,592,850 shares
       issued, respectively..............................            428                 426
     Additional paid-in capital..........................        455,941             455,311
     Retained earnings (deficit).........................       (330,469)           (305,272)
     Other stockholders' equity..........................         (1,893)             (1,261)
                                                              ----------         -----------
          Total stockholders' equity.....................        124,007             149,204
                                                              ----------         -----------
          Total liabilities, redeemable stock and
            stockholders' equity.........................     $1,275,654         $ 1,300,621
                                                              ==========         ===========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................   $ 16,989     $  9,545
CASH FLOWS USED BY INVESTING ACTIVITIES
     Capital spending.................................................    (47,110)     (27,377)
                                                                         --------     --------
NET CASH USED BY INVESTING ACTIVITIES.................................    (47,110)     (27,377)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES......................         --           --
                                                                         --------     --------
NET CHANGE IN CASH AND EQUIVALENTS....................................    (30,121)     (17,832)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...........................    112,092      131,811
                                                                         --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD.................................   $ 81,971     $113,979
                                                                         ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid, net of capitalized interest.......................   $ 24,215     $ 21,484
     Income taxes paid................................................         --           --

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                          JUNE 30,      DECEMBER 31,
                                                            1997            1996
                                                          --------        ---------
               Raw materials..........................    $ 73,386        $  87,733
               Work-in-process........................      74,680           76,526
               Finished goods.........................      92,920           94,880
                                                          --------        ---------
                                                          $240,986        $ 259,139
                                                          ========        =========

NOTE 3

EARNINGS PER SHARE

     The weighted average number of common and common equivalent shares used in the calculation of net loss per common share were 42,615,633 and 42,347,048 for the three months ended June 30, 1997 and 1996, respectively and 42,614,064 and 42,346,818 for the six months ended June 30, 1997 and 1996, respectively. The Series A Preferred shares were excluded from the calculations for the quarters and six month periods ended June 30, 1997 and 1996, due to their antidilutive effect.

NOTE 4

RESTRUCTURING CHARGES

     During the second quarter of 1997, the Company finalized its labor agreements with members of the Independent Steelworkers' Union. The new labor agreements, among other things, provided for a retirement window for the union's retirement eligible employees. As a result of the retirement window the Company recorded a restructuring charge of $17.0 million associated with the retirement of approximately 230 of the

Company's represented employees. The restructuring charge consisted of the recognition of special retirement benefits and a lumpsum payment for those retiring under the window. The cash portion of the restructuring charge is expected to be approximately $2.5 million in the remainder of 1997 and $1.5 million in 1998.

     In the second quarter of 1996, the Company reduced its supervisory and managerial workforce by approximately 200 employees. In connection with this reduction, the Company recognized a restructuring charge of $17.0 million. The charge related to this employee reduction consisted primarily of severence benefits, special retirement benefits and other termination related benefits.

NOTE 5

BENEFIT PLANS REMEASUREMENT

     As a result of the new labor agreements with the Company's union employees, the Company remeasured its pension and postretirement healthcare benefit liabilities during the second quarter of 1997. The primary change affecting the pension liability related to the decrease of the assumed compensation increase from 4% annually to 2% through the life of the agreement and 4% thereafter and the retirement window for the union employees. The remeasurement of the pension liability reduced the 1997 annual pension expense by $4.2 million. Plan assets as of June 30, 1997, were $526.3 million. The postretirement healthcare liability and expense was remeasured during the second quarter of 1997, as a result of negotiated plan changes including the elimination in 1998 of the healthcare deductible, as well as other changes to the retiree healthcare plan. The remeasurement of the postretirement healthcare liability resulted in an increase of approximately $0.8 million in the 1997 annual postretirement healthcare expense. The discount rate used to measure both the pension and postretirement liabilities was 7.75%.

NOTE 6

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal.

     In March 1996, the West Virginia Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency ("EPA") advised the Company that they had identified a number of enforcement issues pertaining to waste water discharge, air emissions and waste handling operations of the Company. In September 1996, the Company and DEP and EPA reached a settlement regarding these water, air and waste-related issues. Under the settlement, the Company was required to pay a total penalty of $3.2 million. Such payment was made in January 1997. Additionally, the Company will be required to conduct certain remedial activity at one of its waste disposal sites, which is expected to cost approximately $1.6 million. The amount related to the remedial activity has been accrued in the Company's balance sheet as of June 30, 1997.

     The settlement also requires the Company to undertake certain capital projects to assure compliance with water, air and waste-related regulations. Such capital costs will include upgrades and modifications to waste water treatment systems, air emissions control equipment and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects currently estimated at approximately $16.7 million. Through June 30, 1997, the Company has expended approximately $4.8 million related to these capital commitments.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     In the second quarter of 1997, the Company recognized a net loss of $12.9 million or $0.30 per common share, compared to a net loss of $27.0 million or $0.64 per common share for the same period in 1996. During the second quarters of 1997 and 1996 the Company recognized restructuring charges of $17.0 million. In the second quarter of 1996, the Company recognized a $5.4 million extraordinary loss associated with the early retirement of a portion its senior note obligations. Excluding the impact of these items, the Company would have recognized net income of $0.8 million or $0.02 per share in the second quarter of 1997, compared to a net loss of $8.0 or $0.19 per share in the second quarter of 1996.

     Net sales in the second quarter of 1997 were $363.6 million, an increase of $28.1 million or 8.4% from the second quarter of 1996. Total shipments in the second quarter of 1997 were 725 thousand tons compared to second quarter of 1996 shipments of 706 thousand tons.

     Sheet product sales for the second quarter of 1997 increased $25.5 million to $225.5 million. Shipments of sheet product in the second quarter of 1997 were 504 thousand tons compared to 487 thousand tons in the second quarter of 1996. The increase in sheet product sales is attributable to an increase in average selling prices, higher shipping volume and improved product mix.

     The second quarter of 1997 revenues from tin mill products were $138.2 million on shipments of 220 thousand tons compared to $135.6 million on 219 thousand tons for the same period in 1996.

     Costs of sales for the second quarter of 1997 were $326.6 million compared to $309.4 million for the second quarter of 1996. This increase is attributable to higher overall levels of shipments and shipments of higher value added products, particularly within sheet products. These increased costs were offset by lower operating costs resulting from the ramp up of the No. 1 Blast Furnace after its major rebuild. Operating costs should continue to decline as a result of the improvements made to the No. 1 Blast Furnace.

     Selling, general and administrative expenses for the second quarter of 1997 were $8.9 million compared to $10.1 million in the same period in 1996. This decrease in selling, general and administrative expense was due primarily to the 1996 salaried workforce reduction.

     During the second quarter of 1997, the Company finalized its labor agreements with members of the Independent Steelworkers' Union. The new labor agreements, among other things, provided for a retirement window for the union's retirement eligible employees. As a result of the retirement window the Company recorded a restructuring charge of $17.0 million associated with the retirement of approximately 230 of the Company's represented employees. The restructuring charge consisted of the recognition of special retirement benefits and a lumpsum payment for those retiring under the window. During the second quarter of 1996, the Company recognized a $17.0 million restructuring charge associated with the reduction of approximately 200 supervisory and managerial employees. The charge related to this employee reduction consisted primarily of severance benefits, special retirement benefits and other termination related benefits.

     Interest expense for the second quarter of 1997, was $12.0 million, an increase of $1.2 million compared to the same period in 1996. The increase in interest expense is due to the higher levels of outstanding debt obligations and higher average interest rates on this debt during the second quarter of 1997 compared to 1996.

     During the quarter ended June 30, 1997, the Company recognized an income tax benefit of $3.1 million compared to an income tax benefit of $5.2 million in the corresponding period in 1996. The decrease in 1997 results from the generation of a lower level of net operating loss carryforwards than in 1996 and the recognition of a portion of the net operating losses as a deferred tax asset.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     In the first half of 1997, the Company recognized a net loss of $25.2 million or $0.59 per common share, compared to a net loss of $29.8 million or $0.71 per common share for the same period in 1996. The results in the first half of 1997 included a $17.0 million restructuring charge, while the results for the same period in 1996 included a $17.0 million restructuring charge and an extraordinary loss of $5.4 million. Excluding the effects of the restructuring charges and the extraordinary loss, the net loss for the first half of 1997 would have been $11.5 million or $0.27 per share compared to a net loss of $10.7 million or $0.25 per share for the first half of 1996.

     Net sales in the first half of 1997 were $713. 2 million, an increase of $36.7 million or 5.4% from the first half of 1996. Total shipments in the first half of 1997 were 1,423 thousand tons compared to first half of 1996 shipments of 1,418 thousand tons.

     Sheet product sales for the first half of 1997 increased $42.1 million to $442.1 million. Shipments of sheet product in the first half of 1997 were 989 thousand tons compared to 977 thousand tons in the first half of 1996. The increase in sheet product sales is attributable to an increase in selling prices, higher levels of shipments and improved product mix.

     The first half of 1997 revenues from tin mill products were $270.8 million on shipments of 434 thousand tons compared to $276.5 million on 441 thousand tons for the same period in 1996. The decrease results primarily from lower tin mill product shipments.

     Costs of sales for the first half of 1997 were $653.8 million compared to $620.2 million for the first half of 1996. This increase resulted primarily from higher shipment levels and disruptions in operations during the first quarter of 1997 due to unplanned outages and the startup of the No. 1 Blast Furnace. These higher costs were partially offset during the second quarter of 1997 by improved operations at the No. 1 Blast Furnace during the ramp-up phase.

     Selling, general and administrative expenses for the first half of 1997 were $18.0 million compared to $19.6 million in the same period in 1996. This decrease in selling, general and administrative expense was due primarily to the 1996 salaried workforce reduction.

     During the first half of 1997, the Company finalized its labor agreements with members of the Independent Steelworkers' Union. The new labor agreements, among other things, provided for a retirement window for the union's retirement eligible employees. As a result of the retirement window the Company recorded a restructuring charge of $17.0 million associated with the retirement of approximately 230 of the Company's represented employees. The restructuring charge consisted of the recognition of special retirement benefits and a lumpsum payment for those retiring under the window. During the first half of 1996, the Company recognized a $17.0 million restructuring charge associated with the reduction of approximately 200 supervisory and managerial employees. The charge related to this employee reduction consisted primarily of severance benefits, special retirement benefits and other termination related benefits.

     Interest expense for the first half of 1997, was $23.9 million, an increase of $2.5 million compared to the same period in 1996. The increase in interest expense is due to the higher levels of outstanding debt obligations and higher average interest rates on this debt during the first half of 1997 compared to 1996.

     During the first half of 1997, the Company recognized an income tax benefit of $6.1 million compared to an income tax benefit of $5.9 million in the corresponding period in 1996. The increase in 1997 results from the generation of a higher level of net operating loss carryforwards than in 1996 and the recognition of a portion of the net operating losses as a deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had cash and equivalents of $82.0 million compared to $112.1 million as of December 31, 1996. This decrease in cash and equivalents is due primarily to the net loss for the first half of 1997, capital spending made in connection with the rebuild of the No. 1 Blast Furnace and pension plan funding.

     As of June 30, 1997, and December 31, 1996, after reductions for amounts in place under its letter of credit subfacility, WRI had a base amount of participation interests available for cash sales under the Company's Receivables Participation Agreement of approximately $65.8 and $68.0 million, respectively.

     In the first half of 1997, the Company reclassified to current liabilities $42.2 million of Senior Note obligations due March 1, 1998. Based upon available cash on hand and the amount of cash expected to be generated from operating activities, the Company expects to have sufficient cash to meet its near term needs, including the retirement of the Senior Note obligations in the first quarter of 1998 and the completion of the 1997 capital spending plan. To the extent that cash on hand and cash from operating activities do not generate an adequate amount of cash, the Company expects that cash requirements will be supplemented through the Company's Receivables Participation Agreement.

     The Company's net deferred tax assets increased $6.1 million to $149.9 million as of June 30, 1997, which consist primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax.

INVESTMENT IN FACILITIES

     Expenditures for property, plant and equipment for the first half of 1997 totaled $47.1 million. Included in capital spending is approximately $15.2 million of 1996 capital additions included in accounts payable as of December 31, 1996 and subsequently paid in the first quarter of 1997. The Company's planned capital additions for 1997 are approximately $47.5 million and include the remaining spending for a major rebuild of the No. 1 Blast Furnace, which was completed in the first quarter of 1997, and approximately $11.0 million related to environmental compliance.

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal.

     In March 1996, the West Virginia Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency ("EPA") advised the Company that it had identified a number of enforcement issues pertaining to waste water discharge, air emissions and waste handling operations of the Company. In September 1996, the Company and DEP and EPA reached a settlement regarding these water, air and waste-related issues. Under the settlement, the Company was required to pay a total penalty of $3.2 million. Such payment was made in January 1997. Additionally, the Company will be required to conduct certain remedial activity at one of its waste disposal sites, which is expected to cost approximately $1.6 million. The amount related to the remedial activity has been accrued in the Company's balance sheet as of June 30, 1997.

     The settlement also requires the Company to undertake certain capital projects to assure compliance with water, air and waste-related regulations. Such capital costs will include upgrades and modifications to waste water treatment systems, air emissions control equipment and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects currently estimated at approximately $16.7 million. Through June 30, 1997, the Company has expended approximately $4.8 million related to these capital commitments.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations compared to fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in the second quarter of 1997 earnings per share calculations there would have been no impact compared to that which is reported.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forwardlooking statements. In addition to historical information, this report contains forward-looking statements that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management's beliefs and assumptions made on information currently available to it. The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 1997, the Company's Annual Meeting of Stockholders was held and the following proposals were voted upon:

(1) Affirmation of the four nominees to serve on the Board of Directors until 2000:

                                                                         VOTES
                                                       VOTES FOR       WITHHELD
                                                      -----------     -----------
               Michael Bozic.......................    49,110,967       7,848,957
               Richard R. Burt.....................    48,839,136       8,120,788
               Richard K. Riederer.................    43,585,710      13,374,214
               Thomas R. Sturges...................    47,815,227       9,144,697

(2) Affirmation of Arthur Andersen LLP as the Company's Independent Accountants for the fiscal year ending December 31, 1997:

                 For: 49,880,065           Against: 6,934,867           Abstain:
141,992

(3) Requiring an 80% super majority approval by the stockholders, denied the proposal to amend Article FIFTH of the Company's Restated Certificate of Incorporation to change the qualification requirements for service as a director:

                 For: 44,019,527           Against: 12,560,462          Abstain:
352,533

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(A) EXHIBITS

     Exhibit 27.--Financial Data Schedule for three months ended June 30, 1997.

(B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on January 31, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WEIRTON STEEL CORPORATION
                                                          Registrant

                                               By:  /s/ MARK E. KAPLAN
                                                  ---------------------------

                                                        Mark E. Kaplan
                                               Controller (Principal Accounting
                                                           Officer)
August 12, 1997