Form 10-Q
period 1997-09-30
WEIRTON STEEL CORP
filed 1997-11-13
CIK 849979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

                           Yes  [X]           No  [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of October 31, 1997 was 42,827,528.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                  --------------------     ------------------------
                                                    1997        1996          1997          1996
                                                  --------    --------     ----------    ----------
NET SALES......................................   $359,452    $366,174     $1,072,677    $1,042,654
OPERATING COSTS:
     Cost of sales.............................    317,388     340,030        971,148       960,183
     Selling, general and administrative
       expense.................................      9,087       9,766         27,061        29,382
     Depreciation..............................     15,525      14,941         47,877        45,115
     Restructuring charge......................         --          --         17,000        16,959
                                                  --------    --------     ----------    ----------
       Total operating costs...................    342,000     364,737      1,063,086     1,051,639
                                                  --------    --------     ----------    ----------
INCOME (LOSS) FROM OPERATIONS..................     17,452       1,437          9,591        (8,985)
     Interest expense..........................    (12,478)    (11,551)       (36,416)      (33,037)
     Interest income...........................      1,077       1,234          2,880         4,151
     ESOP contribution.........................       (653)       (653)        (1,958)       (1,958)
                                                  --------    --------     ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES..............      5,398      (9,533)       (25,903)      (39,829)
     Income tax provision (benefit)............      1,053      (1,859)        (5,051)       (7,767)
                                                  --------    --------     ----------    ----------
INCOME (LOSS) BEFORE INCOME EXTRAORDINARY
  ITEM.........................................      4,345      (7,674)       (20,852)      (32,062)
Extraordinary loss on early extinguishment of
  debt.........................................         --          --             --         5,431
                                                  --------    --------     ----------    ----------
NET INCOME (LOSS)..............................   $  4,345    $ (7,674)    $  (20,852)   $  (37,493)
                                                  ========    ========      =========     =========
PER SHARE DATA:
     Weighted average number of common shares
       and equivalents (in thousands)..........     44,390      42,347         42,615        42,347
Net income (loss) per share before
  extraordinary item...........................   $   0.10    $  (0.18)    $    (0.49)   $    (0.76)
Extraordinary loss on early extinguishment of
  debt.........................................         --          --             --         (0.13)
                                                  --------    --------     ----------    ----------
NET INCOME (LOSS) PER
  COMMON SHARE.................................   $   0.10    $  (0.18)    $    (0.49)   $    (0.89)
                                                  ========    ========     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                                  (UNAUDITED)            (AUDITED)
                                                               ------------------    -----------------
Assets:
     Cash and equivalents, includes restricted cash of
       $2,038 and $2,010....................................       $  104,398           $   112,092
     Receivables, less allowances of $9,694 and $7,684......          151,383               154,426
     Inventories............................................          246,379               259,139
     Deferred income taxes..................................           51,872                51,872
     Other current assets...................................            5,548                 3,269
                                                                   ----------           -----------
          Total current assets..............................          559,580               580,798
     Property, plant and equipment, net.....................          595,448               610,494
     Deferred income taxes..................................           97,022                91,971
     Other assets and deferred charges......................           15,403                17,358
                                                                   ----------           -----------
          Total assets......................................       $1,267,453           $ 1,300,621
                                                                   ==========           ===========
     Current portion of long term debt obligations..........       $   42,163           $        --
     Other current liabilities..............................          247,199               271,305
     Long term debt obligations.............................          388,912               430,820
     Long term pension obligations..........................           73,668                74,750
     Postretirement benefits other than pensions............          336,404               329,154
     Other long term liabilities............................           30,321                26,941
                                                                   ----------           -----------
          Total liabilities.................................        1,118,667             1,132,970
                                                                   ----------           -----------
Redeemable stock............................................           20,281                18,447
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000 authorized;
       43,036,852 and 42,592,850 shares issued..............              433                   426
     Additional paid-in capital.............................          456,093               455,311
     Retained earnings (deficit)............................         (326,123)             (305,272)
     Other stockholders' equity.............................           (1,898)               (1,261)
                                                                   ----------           -----------
          Total stockholders' equity........................          128,505               149,204
                                                                   ----------           -----------
          Total liabilities, redeemable stock and
            stockholders' equity............................       $1,267,453           $ 1,300,621
                                                                   ==========           ===========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................   $ 43,457     $ 13,946
CASH FLOWS USED BY INVESTING ACTIVITIES
     Capital spending.................................................    (51,151)     (44,626)
                                                                         --------     --------
NET CASH USED BY INVESTING ACTIVITIES.................................    (51,151)     (44,626)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
     Repayment of long term debt obligations..........................         --     (105,676)
     Proceeds from issuance of long term debt obligations.............         --      122,610
     Deferred financing costs.........................................         --       (3,996)
                                                                         --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............................         --       12,938
NET CHANGE IN CASH AND EQUIVALENTS....................................     (7,694)     (17,742)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...........................    112,092      131,811
                                                                         --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD.................................   $104,398     $114,069
                                                                         ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid, net of capitalized interest.......................   $ 34,228     $ 26,656
     Income taxes paid................................................         --           --

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its wholly-owned subsidiary, Weirton Receivables, Inc. ("WRI") are hereafter referred to as the "Company." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1997              1996
                                                             -------------     ------------
        Raw materials.....................................     $  84,636         $ 87,733
        Work-in-process...................................        69,237           76,526
        Finished goods....................................        92,506           94,880
                                                               ---------         --------
                                                               $ 246,379         $259,139
                                                               =========         ========

NOTE 3

EARNINGS PER SHARE

     The weighted average number of common and common equivalent shares used in the calculation of net income (loss) per common share were 44,389,606 and 42,347,154 for the three months ended September 30, 1997 and 1996, respectively and 42,615,429 and 42,346,931 for the nine months ended September 30, 1997 and 1996, respectively. The Series A Preferred shares were excluded from the calculations for the quarter ended September 30, 1996, and the nine month periods ended September 30, 1997 and 1996, due to their antidilutive effect.

NOTE 4

RESTRUCTURING CHARGES

     During the nine months ended September 30, 1997, the Company finalized its labor agreements with its principle union, the Independent Steelworkers' Union. The new contracts, among other things, provided for a retirement window for represented retirement eligible employees. As a result of the retirement window the Company recorded a restructuring charge of $17.0 million associated with the retirement of such employees under the window. The restructuring charge consisted of the recognition of special retirement benefits and a lump sum payment for those choosing to retire during the window. The cash portion of the restructuring charge is expected to be approximately $2.5 million in 1997 and $1.5 million in 1998.

     In the nine months ended September 30, 1996, the Company reduced its supervisory and managerial workforce by approximately 200 employees. In connection with this reduction, the Company recognized a restructuring charge of $17.0 million. The charge related to this employee reduction consisted primarily of early retirement benefits for those eligible to retire and severance benefits for those either choosing not to retire or ineligible to retire.

NOTE 5

BENEFIT PLANS REMEASUREMENT

     As a result of the recently negotiated labor agreements with the Company's represented employees, the Company remeasured its pension and postretirement healthcare benefit liabilities during the second quarter of 1997. The primary change affecting the pension liability related to the decrease of the assumed compensation increase from 4% annually to 2% through the life of the agreement and 4% thereafter, and the retirement window for the represented employees. The remeasurement of the pension liability resulted in the reduction of pension expense for 1997 by $4.2 million. Plan assets as of June 30, 1997, were $526.3 million. The postretirement healthcare liability and expense were remeasured during the second quarter of 1997, as a result of negotiated plan changes including the elimination beginning in 1998 of the healthcare deductible, as well as other changes to the retiree healthcare plan. The remeasurement of the postretirement healthcare liability resulted in an increase of $0.8 million in postretirement healthcare expense for 1997. The discount rate used to measure both the pension and postretirement liabilities was 7.75%.

NOTE 6

FORMATION OF JOINT VENTURES

     On October 3, 1997, the Company announced their intent to form a joint venture with Koninklijke Hoogovens for the purpose of constructing and operating a 300,000 ton hot-dipped galvanizing line. The construction of the galvanizing line is expected to be completed in early 1999.

     On September 4, 1997, the Company announced the formation of a joint venture with Balli Group plc, named WeBCo International LLC ("WeBCo"). The primary function of WeBCo will be to market and sell the Company's products globally.

NOTE 7

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal.

     In March 1996, the West Virginia Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency ("EPA") advised the Company that it had identified a number of enforcement issues pertaining to waste water discharge, air emissions and waste handling operations of the Company. In September 1996, the Company and DEP and EPA reached a settlement regarding these water, air and waste-related issues. Under the settlement, the Company was required to pay a total penalty of $3.2 million. Such payment was made in January 1997. Additionally, the Company will be required to conduct certain remedial activity at one of its waste disposal sites, which is expected to cost approximately $1.6 million. The amount related to the remedial activity has been accrued in the Company's balance sheet as of September 30, 1997.

     The settlement also requires the Company to undertake certain capital projects to assure compliance with water, air and waste-related regulations. Such capital costs will include upgrades and modifications to waste water treatment systems, air emissions control equipment and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects currently estimated at approximately $17.3 million. Through September 30, 1997, the Company has expended approximately $6.6 million related to these capital commitments.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     In the third quarter of 1997, the Company recorded net income of $4.3 million or $0.10 per common share, compared to a net loss of $7.7 million or $0.18 per common share for the same period in 1996.

     Net sales in the third quarter of 1997 were $359.5 million, a decrease of $6.7 million or 1.8% from the third quarter of 1996. Total shipments in the third quarter of 1997 were 705 thousand tons compared to third quarter of 1996 shipments of 750 thousand tons.

     Sheet product sales for the third quarter of 1997 increased $3.5 million to $221.9 million. Shipments of sheet product in the third quarter of 1997 were 485 thousand tons compared to 513 thousand tons in the third quarter of 1996. The increase in sheet product sales is attributable to an increase in average selling prices and improved product mix.

     The third quarter of 1997 revenues from tin mill products were $137.6 million on shipments of 219 thousand tons compared to $147.8 million on 237 thousand tons for the same period in 1996. The decrease is primarily attributable to lower shipments in the third quarter of 1997 compared to 1996.

     Costs of sales for the third quarter of 1997 were $317.4 million compared to $340.0 million for the third quarter of 1996. This decrease is attributable to lower overall levels of shipments during the third quarter of 1997 compared to 1996, as well as lower operating costs stemming from the rebuild of the No. 1 Blast Furnace and manpower reductions resulting from the union workforce retirement window.

     During the third quarter of 1997, the Company recognized an income tax provision of $1.1 million compared to an income tax benefit of $1.9 million in the corresponding period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     In the first nine months of 1997, the Company recognized a net loss of $20.9 million or $0.49 per common share, compared to a net loss of $37.5 million or $0.89 per common share for the same period in 1996. The results in the first nine months of 1997 included a $17.0 million restructuring charge, while the results for the same period in 1996 included a $17.0 million restructuring charge and an extraordinary loss of $5.4 million. Excluding the effects of the restructuring charges and the extraordinary loss, the net loss for the first nine months of 1997 would have been $7.2 million or $0.17 per share compared to a net loss of $18.4 million or $0.43 per share for the first nine months of 1996.

     Net sales in the first nine months of 1997 were $1,072.7 million, an increase of $30.0 million or 2.9% from the first nine months of 1996. Total shipments in the first nine months of 1997 were 2,128 thousand tons compared to first nine months of 1996 shipments of 2,169 thousand tons.

     Sheet product sales for the first nine months of 1997 increased $45.9 million to $664.3 million. Shipments of sheet product in the first nine months of 1997 were 1,475 thousand tons compared to 1,491 thousand tons in the first nine months of 1996. The increase in sheet product sales is attributable to an increase in selling prices and improved product mix.

     The first nine months of 1997 revenues from tin mill products were $408.4 million on shipments of 653 thousand tons compared to $424.3 million on 678 thousand tons for the same period in 1996. The decrease results primarily from lower tin mill product shipments.

     Costs of sales for the first nine months of 1997 were $971.1 million compared to $960.2 million for the first nine months of 1996. This increase results primarily from higher cost product mix and disruptions in operations during the first quarter of 1997 due to unplanned outages and the startup of the No. 1 Blast Furnace. These higher costs were partially offset by improved operations at the No. 1 Blast Furnace.

     Selling, general and administrative expenses for the first nine months of 1997 were $27.1 million compared to $29.4 million in the same period in 1996. This decrease in selling, general and administrative expense was due primarily to the 1996 salaried workforce reduction.

     During the first nine months of 1997, the Company finalized it labor agreements with its principle union, the Independent Steelworkers' Union. The new contracts, among other things, provided for a retirement window for represented retirement eligible employees. As a result of the retirement window the Company recorded a restructuring charge of $17.0 million associated with the retirement of such employees under the window. The restructuring charge consisted of the recognition of special retirement benefits and a lump sum payment for those choosing to retire during the window. During the first nine months of 1996, the Company recognized a $17.0 million restructuring charge associated with the reduction of approximately 200 supervisory and managerial employees. The charge related to this employee reduction consisted primarily of early retirement benefits for those eligible to retire and severance benefits for those choosing not to retire or ineligible to retire.

     Interest expense for the first nine months of 1997, was $36.4 million, an increase of $3.4 million compared to the same period in 1996. The increase in interest expense is due to the higher levels of outstanding debt obligations and higher average interest rates on this debt during the first nine months of 1997 compared to 1996.

     During the first nine months of 1997, the Company recognized an income tax benefit of $5.1 million compared to an income tax benefit of $7.8 million in the corresponding period in 1996. The increase in 1997 results from the generation of a higher level of net operating loss carryforwards than in 1996 and the recognition of a portion of the net operating losses as a deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had cash and equivalents of $104.4 million compared to $112.1 million as of December 31, 1996. This decrease in cash and equivalents is due primarily to the net loss for the first half of 1997 and capital spending made in connection with the rebuild of the No. 1 Blast Furnace.

     As of September 30, 1997, and December 31, 1996, after reductions for amounts in place under its letter of credit subfacility, WRI had a base amount of participation interests available for cash sales under the Company's Receivables Participation Agreement of approximately $65.6 million and $68.0 million, respectively.

     In the first nine months of 1997, the Company reclassified to current $42.2 million of Senior Note obligations due March 1, 1998. Based upon available cash on hand and the amount of cash expected to be generated from operating activities, the Company expects to have sufficient cash to meet its near term needs, including the retirement of the Senior Note obligations in the first quarter of 1998 and the completion of the 1997 capital spending plan. To the extent that cash on hand and cash from operating activities does not generate an adequate amount of cash, the Company expects that cash requirements will be supplemented through the Company's Receivables Participation Agreement.

     The Company's net deferred tax assets increased $5.1 million to $148.9 million as of September 30, 1997, which consist primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax.

INVESTMENT IN FACILITIES

     Expenditures for property, plant and equipment for the first nine months of 1997 totaled $51.2 million. Included in capital spending is approximately $15.2 million of 1996 capital additions included in accounts payable as of December 31, 1996 and subsequently paid in the first quarter of 1997. The Company's planned capital additions for 1997 are approximately $47.5 million and include the remaining spending for a major rebuild of the No. 1 Blast Furnace, which was completed in the first quarter of 1997, and approximately $11.0 million related to environmental compliance.

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal.

     In March 1996, the West Virginia Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency ("EPA") advised the Company that it had identified a number of enforcement issues pertaining to waste water discharge, air emissions and waste handling operations of the Company. In September 1996, the Company and DEP and EPA reached a settlement regarding these water, air and waste-related issues. Under the settlement, the Company was required to pay a total penalty of $3.2 million. Such payment was made in January 1997. Additionally, the Company will be required to conduct certain remedial activity at one of its waste disposal sites, which is expected to cost approximately $1.6 million. The amount related to the remedial activity has been accrued in the Company's balance sheet as of September 30, 1997.

     The settlement also requires the Company to undertake certain capital projects to assure compliance with water, air and waste-related regulations. Such capital costs will include upgrades and modifications to waste water treatment systems, air emissions control equipment and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects currently estimated at approximately $17.3 million. Through September 30, 1997, the Company has expended approximately $6.6 million related to these capital commitments.

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

FORMATION OF JOINT VENTURES

     On October 3, 1997, the Company announced their intent to form a joint venture with Koninklijke Hoogovens for the purpose of constructing and operating a 300,000 ton hot-dipped galvanizing line. The construction of the galvanizing line is expected to be completed in early 1999.

     On September 4, 1997, the Company announced the formation of a joint venture with Balli Group plc, named WeBCo International LLC ("WeBCo"). The primary function of WeBCo will be to market and sell the Company's products globally.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations compared to fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company adopted SFAS No. 128 in 1997, there would have been no impact on the earnings per share calculations compared to that which is reported.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 which established standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In addition to historical information, this report contains forward-looking statements that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management's beliefs and assumptions made on information currently available to it. The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

          Exhibit 27.--Financial Data Schedule for three months ended September 30, 1997.

(B) REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K on January 31, 1997 and October 3, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                          By       /s/ MARK E. KAPLAN
                                            ------------------------------------
                                                       Mark E. Kaplan
                                              Controller (Principal Accounting
                                                          Officer)

November 13, 1997