Form 10-K405
period 1997-12-31
WEIRTON STEEL CORP
filed 1998-03-27
CIK 849979

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          COMMISSION FILE NO. 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              06-1075442
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

          400 THREE SPRINGS DRIVE,
           WEIRTON, WEST VIRGINIA                         26062
  (Address of principal executive offices)              (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 304-797-2000

             SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
              -------------------                          -------------------
    Common Stock, Par Value $0.01 Per Share              New York Stock Exchange
             10 7/8% Notes due 1999                      New York Stock Exchange
             11 3/8% Notes due 2004                      New York Stock Exchange
             10 3/4% Notes due 2005                      New York Stock Exchange

           SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes:  X   No: ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     Based on the closing price as of March 16, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $158,286,280. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates and unallocated shares under the Registrant's 1989 Employee Stock Ownership Plan subject to voting instructions of employees who are not otherwise affiliates.)

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 16, 1998 was 42,925,093.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K to the extent provided herein.

(2) Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14 (filed within 120 days after the end of the fiscal year covered hereby) in connection with the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

================================================================================

                               TABLE OF CONTENTS

                                      ITEM

                                                                        PAGE
                                                                        ----
PART I................................................................    1
     1.   Business....................................................    1
     2.   Properties..................................................   12
     3.   Legal Proceedings...........................................   13
     4.   Submission of Matters to a Vote of Security Holders.........   13

PART II...............................................................   13
     5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   13
     6.   Selected Financial Data.....................................   14
     7.   Management's Discussion and Analysis of Results of
            Operations and
            Financial Condition.......................................   14
     8.   Financial Statements and Supplementary Data.................   14
     9.   Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosure......................................   14

PART III..............................................................   14
     10.  Directors and Executive Officers of the Registrant..........   14
     11.  Executive Compensation......................................   16
     12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   16
     13.  Certain Relationships and Related Transactions..............   16

PART IV...............................................................   16
     14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   16

SIGNATURES............................................................   20

EXHIBIT INDEX.........................................................   21

FINANCIAL STATEMENT SCHEDULES.........................................  S-2

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

     The percentages of the Company's total revenues derived from the sale of Sheet Products and TMP for each year in the five year period ended December 31, 1997 are shown in the following table. Total revenues include the sale of "secondary" products, principally those products not meeting prime specifications. Revenues from the sale of semi-finished products have been combined with Sheet Products.

                                                 1997    1996    1995    1994(1)    1993
                                                 ----    ----    ----    -------    ----
Sheet products.................................   62%     59%     64%       70%      54%
Tin mill products..............................   38      41      36        30       46
                                                 ---     ---     ---       ---      ---
                                                 100%    100%    100%      100%     100%
                                                 ===     ===     ===       ===      ===

---------

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

     The following table shows the percentage of total net tons of steel products shipped by the Company to each of its principal markets for the five year period ended December 31, 1997.

                                                 1997    1996    1995     1994      1993
                                                 ----    ----    ----     ----      ----
Service Centers and Sheet and Strip
  Converters...................................   43%     48%     43%       45%      30%
Food and Beverage..............................   31      30      25        25       37
Pipe and Tube..................................    5       6       7         6       12
Construction...................................   10       8       9        13        9
Consumer Durables..............................    3       2       3         4        4
Exports........................................    4       2       9        --        1
Other..........................................    4       4       4         7        7
                                                 ---     ---     ---       ---      ---
                                                 100%    100%    100%      100%     100%
                                                 ===     ===     ===       ===      ===

     A substantial portion of the Company's revenues are derived from long-time customers, although the Company actively seeks new customers and constantly seeks new markets for its products. A substantial share of the Company's Sheet Products and TMP are shipped to customers located in the eastern portion of the United States. A strong demand worldwide for flat rolled carbon steel products that began in 1994 continued throughout 1995. The Company responded by exporting approximately 9% of its shipments in 1995 compared to previous years when only nominal quantities were shipped to export markets. The Company's export efforts were hampered in 1996 by unfavorable exchange rates and prices in foreign markets which disadvantaged domestic producers. As a result, the Company experienced a sharp reduction in its 1996 exports of Sheet Products, while TMP exports actually increased. The Company's 1997 exports improved over 1996 levels, but remained adversely affected, particularly for Sheet Products, by the continuing strength of the US Dollar. The Company plans to ship products to international markets through its joint venture, WeBCo International LLC ("WeBCo"), when favorable economic and business conditions exist. See "Business Strategy and Development."

     The Company's products are sold through salaried Company employees who operate from corporate headquarters and through seven regional sales offices. Sales orders taken in the field are subject to home office approval. Several years ago the Company combined its sales force structure from separate Sheet Products and TMP organizations into a unified commercial sales organization. The unified organization is closely linked with technical services personnel who assist the Company with product engineering and development. The Company believes that the sales organization plays an important role in identifying and achieving a more favorable strategic market mix for the Company. In October 1996, the Company became the first major domestic producer to initiate product sales from its Internet website (http://www.weirton.com), which is updated daily with excess and non-prime offerings. The Company continues to explore new means and methods of expanding customer access through electronic markets.

     Trade orders on hand for the Company's products at December 31, 1997, 1996 and 1995 amounted to approximately 471, 528, and 418 thousand tons, respectively. Substantially all orders on hand at any time are expected to be filled within a 12 month period. Since the Company produces steel in response to orders primarily of established grades and specifications, resulting in short order processing time and relatively rapid inventory turnover, it does not believe that order backlog is material to its business.

     Sheet Products. Hot rolled products are sold directly from the hot strip mill as "hot bands," or are further processed using hydrochloric acid to remove surface scale and are sold as "hot rolled pickled" or "hot rolled pickled and oiled." Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Most of the Company's sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 1997, the Company shipped 753 thousand tons of hot rolled sheet, which accounted for 19% of its total revenues.

     Cold rolled sheet requires further processing including additional rolling, annealing and tempering to enhance ductility and surface characteristics. Cold roll is used in the construction, steel service center, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In 1997, the Company shipped 383 thousand tons of cold rolled sheet, which accounted for 12% of its total revenues.

     Galvanized hot-dipped and electrolytic sheet is coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 1997, the Company shipped 613 thousand tons of galvanized products, which accounted for 27% of total revenues.

     Generally, the Company obtains relatively higher profit margins on those Sheet Products that require more extensive processing. Differences in pricing among these products have varied over time depending on changes in their uses, demand and the competitive environment. Sheet Products of the hot rolled variety are widely regarded as commodity items in the steel industry.

     The following table, based on information from the American Iron and Steel Institute ("AISI"), shows the Company's historical share of the domestic Sheet Products market for each year in the five year period ended December 31, 1997.

                                 SHEET PRODUCTS
                            HISTORICAL MARKET SHARE

                                         1997      1996      1995      1994      1993
                                         ----      ----      ----      ----      ----
                                                    (IN THOUSANDS OF TONS)
Industry shipments....................  52,015    50,022    47,845    47,217    41,616
Company shipments(1)..................   1,918     1,957     1,955     1,991     1,536
Company market share..................     3.7%      3.9%      4.1%      4.2%      3.7%

---------

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

     The Company is one of the largest domestic producers of TMP. During 1997, the Company's market share of TMP was approximately 20%. The Company's market share of TMP has consistently approximated that level, except for 1994 when it achieved only a 15% share due to an extended cold rolling facility outage which reduced the Company's TMP shipments significantly in the second half of that year. TMP shipments on an industry-wide basis have remained relatively steady in recent years even as plastic, aluminum, composites and other materials have competed for potential growth in some applications. The TMP market is now primarily directed at food, beverage, and general line cans. The majority of the Company's TMP sales have been to can manufacturing and packaging companies, a substantial amount of whose annual requirements are established in advance. This market is characterized by a small number of manufacturers and increasing concentration of buying power. During 1997, shipments to the Company's five largest TMP customers accounted for 26% of total revenues and shipments to Ball Corporation accounted for approximately 11% of total revenues. The balance of the TMP is sold to other can manufacturers, manufacturers of caps and closures and specialty products ranging from film cartridges, lighting fixtures and battery jackets to cookie sheets and curtain rods. As a result of more predictable sales patterns for TMP, the Company is able to determine in advance a significant portion of its production requirements, allowing it to operate its production facilities more efficiently and adjust its marketing and production efforts for other products. Historically, the greater predictability of the TMP market and its relative pricing stability have served to cushion the Company against greater price volatility in the Sheet Product market. However, TMP has long been a market with limited opportunities for expansion on the domestic front.

     The following table, based on AISI information, shows the Company's historical share of the domestic TMP market for each year in the five year period ended December 31, 1997.

                               TIN MILL PRODUCTS
                            HISTORICAL MARKET SHARE

                                             1997     1996     1995     1994     1993
                                             ----     ----     ----     ----     ----
                                                      (IN THOUSANDS OF TONS)
TMP industry shipments.....................  4,058    4,108    3,942    4,137    4,123
Company shipments (1)......................    854      899      763      615      895
Company market share.......................     21%      22%      19%      15%      22%

---------

(1) Includes secondary products.

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

     The Company owns and operates a 1.1 million square foot Finished Products Warehouse (the "FPW") near the Company's mill with storage and staging areas for TMP. The FPW facilitates "just in time" production and delivery to five of the Company's major TMP customers which are located in attached, or nearby, manufacturing facilities. As steel coils are needed by customers' operations, they are moved from the adjoining central storage areas and loaded directly on to customers' production lines. This arrangement provides reductions in transportation costs for the Company and its customers.

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

BUSINESS STRATEGY AND DEVELOPMENT

     The Company's strategic objective is to be a first tier global provider, in terms of cost, quality and customer service, of specialty plated, coated and cold rolled products. The Company's business strategy seeks to achieve this objective by: (i) continuing to implement cost and productivity improvements;
(ii) further improving its product mix toward higher value-added light gauge cold rolled and coated products; and (iii) maximizing the utilization of its assets.

     The Company's cost and productivity projects either implemented or currently being implemented include: new supply management programs to coordinate and reduce costs in the procurement of material and services; new programs to reduce energy and raw material requirements, ranging from scrap management to enhanced blast furnace turbo blowers; and programs to rationalize human resources with the Company's competitive needs.

     The Company's product mix improvement efforts are complementary to its productivity improvement in that they seek to take advantage of the Company's enhanced capability to produce a greater proportion of higher value added products. The Company's product mix improvement efforts are focused on the targeting of selective international markets for TMP and the development of domestic specialty markets for coated products, such as galvanized in construction and light gauge high tensile steel in packaging, together with enhanced sales-customer-technical coordination and improved production management and information systems.

     The Company also seeks to maximize the utilization of available assets through a number of projects and initiatives. As indicated in Item 2 "Properties," the design capacity of the Company's hot mill (rebuilt in 1992) exceeds the design capacity of the Company's multi-strand caster (rebuilt in 1990) to produce slabs for reduction at the hot mill. As noted in "Related Products and Services," the Company has utilized some of its excess hot mill capacity in tolling activities for stainless and other carbon steelmakers and in processing purchased slabs for its own value-added products as required by the Company's order book. The Company has also sought to increase the amount of hot metal from blast furnace operations through the 1997 reline of its No. 1 Blast Furnace, to improve operating practices in order to maximize steelmaking at its BOP shop and caster, and to increase throughput at its value added downstream finishing facilities by, among other things, enhancing its No. 9 Tandem Mill.

     To further implement the Company's business strategy, in September 1997, it formed WeBCo as a joint venture with the United Kingdom-based Balli Group, plc. WeBCo's objective is to penetrate new foreign markets for the export of the Company's products and to expand the Company's domestic offerings with a range of products complementary to those from its own mill. In October 1997, the Company announced that it was negotiating with Dutch steelmaker Koninklijke Hoogovens NV to form a venture that would operate a new 300,000 ton per year, 60" hot dip galvanizing facility to be constructed at an out of state location. The new facility is intended to enhance the Company's competitive presence in the growing galvanized market and would mark its first manufacturing joint venture. The Company has obtained commitments relating to construction of the facility and is in the process of finalizing agreements regarding its financing and operation. Assuming such agreements are completed, the facility is scheduled to commence operations by mid-1999.

     The Company continually develops and reviews strategies designed to enhance the scope and improve the profitability of its business. In connection with such activities, the Company is pursuing or considering a variety of other projects aimed at exploiting product use, penetrating new markets or reducing operating costs. These projects, if developed by the Company, could include joint ventures, partnering or strategic alliances. The Company cannot predict whether, or to what extent, the projects resulting from its ongoing business development strategies will be implemented.

RAW MATERIALS

     Unlike many of its larger competitors, the Company does not own or participate in the ownership of raw materials, or operate production facilities, from which it can draw its raw material requirements. As a result, the Company must buy these materials on the open market.

     The Company has a contract with a subsidiary of Cleveland-Cliffs Inc. to purchase the majority of the Company's standard and flux grade iron ore pellet requirements. This contract, which extends through 2005, provides for a minimum tonnage of pellets to be supplied based on the production capacity of the mining source and for pricing dependent on the production costs of one of the mines. The Company has negotiated a second agreement with that supplier (which it is in the process of finalizing) extending through 2002 to purchase additional pellets based on competitive market prices.

     The Company has a contract with USX Corporation to purchase blast furnace coke for a term which extends through December 31, 2001, subject to extension. Under the contract, the Company must give notice by mid-October of each year of its required coke volumes for the following year and has the option to purchase up to 100% of its coke requirements for each year, subject to a minimum of either 80% of requirements or a fixed tonnage, depending on certain operating configurations at the Company's blast furnaces. If the Company does not commit to take the tonnages above minimum requirements for any year, the supplier has the option of determining whether it will supply future tonnages above the minimum, until such time as it actually does so, after which the Company again has the option to take its full requirements. Coke prices under the contract are based on the prevailing market, subject to a ceiling and floor over the life of the contract, a limit on annual change, and certain adjustments based on blast furnace operations. In addition, the Company continues to explore and utilize alternative sources for coke, including from overseas suppliers. The Company, like other steelmakers, has utilized technologies calculated to achieve some reduction in the consumption of coke in blast furnace operations. Nevertheless, if coke making capacity available to the industry continues to decline, future coke prices may be subject to significant escalation.

     The Company obtains its limestone and other raw materials requirements, in most cases, from multiple sources with the issue being price and quality rather than availability of supply.

     The Company utilizes scrap in its steelmaking process. Scrap is available from multiple sources with the issue being price and quality rather than availability of supply.

     The Company operates as a 100% continuously cast producer. However, the Company's requirements for slabs occasionally have exceeded its capacity to produce them, and production outages from iron or steelmaking operations have required the use of slabs from outside sources. As a result, the Company has purchased and may purchase slabs from other sources in order to meet the demand for its products and to maximize the overall production efficiency of its operations. The Company believes that recent increases in hot metal capacity following the completion of the No. 1 Blast Furnace reline should enhance the Company's slab production capacity and substantially eliminate the Company's need to purchase outside slabs, except for unforeseen events or favorable commercial circumstances. Generally, the Company has been able to purchase slabs as and when needed.

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

COMPARATIVE PRODUCTION AND SHIPMENTS

     The domestic steel industry continued a rebound in both production and shipments over the five year period from 1993 through 1997. Similarly, capability utilization increased to more than 90% over the period, peaking at 93% in 1995, but fell off somewhat in the two most recent years due to increases in capacity. Industry raw steel production for 1997 reached 105.4 million tons, which represented a 3.1% increase compared to 1996, while shipments increased by approximately 5.0% to 105.5 million tons. Steelmaking capability of the domestic industry, which had been declining through 1994, continued to increase through 1997 as new facilities entered the marketplace.

     In 1997, the Company produced 2.9 million tons of raw steel and shipped 2.8 million tons of finished and semi-finished steel products. The following table sets forth annual production capability, utilization rates and shipment information for the Company and the domestic steel industry (as reported by the AISI) for each year in the five year period ended December 31, 1997.

                            PRODUCTION AND SHIPMENTS
                            HISTORICAL MARKET SHARE

                                             1997     1996     1995     1994     1995
                                             ----     ----     ----     ----     ----
                                                      (IN THOUSANDS OF TONS)
Company
  Raw steel production.....................    2.9      2.8      2.8      2.7      2.7
  Capability...............................    3.0      3.0      3.0      3.0      3.0
  Utilization..............................   97.0%    95.0%    95.0%    91.0%    91.0%
  Shipments................................    2.8      2.9      2.7      2.6      2.4
  Shipments as a percentage of industry
     total.................................    2.6%     2.9%     2.8%     2.7%     2.7%
Industry
  Raw steel production.....................  105.4    102.2    102.7     97.9     96.1
  Capability...............................  119.0    116.1    110.4    108.2    109.9
  Utilization..............................   88.5%    90.0%    93.0%    91.0%    87.0%
  Shipments................................  105.5    100.5     97.5     95.3     88.4

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

     In response to increased competition, domestic steel producers have invested heavily in new plant and equipment, which has improved efficiency and increased productivity and quality. Many of these improvements are in active service and, together with the achievement of other production efficiencies, such as manning and other work rule changes, have tended to lower costs. In addition, it is estimated that approximately 4 to 6 million tons of new steelmaking capacity (primarily mini-mills) will be in place over the next two years, further threatening the viability of less efficient facilities. The Company has responded to competitive cost reductions through its own capital improvement program and ongoing cost reduction efforts to achieve operating efficiencies. Prior to 1993, the Company's efforts focused on its steelmaking operations and hot mill. Since that time, the focus has shifted to downstream operations and primary iron making.

     Domestic producers face competition from foreign producers over a broad range of products. Many foreign steel producers are aligned with governmental interests and thereby subject to influence by political and economic policy considerations, as well as prevailing market conditions. As a percentage of domestic consumption, steel imports excluding semi-finished products (primarily slabs), were at approximately 25%, 23%, and 21% in 1997, 1996 and 1995, respectively. In 1997, imports into the U.S. of flat-rolled steel from countries in the Commonwealth of Independent States, primarily Russia and Ukraine, surged. These countries face small quotas on exports to the European Union, antidumping suits in other foreign markets and continued weak domestic demand, resulting in large product volumes being diverted into the U.S. The Company is pursuing research to determine if potential unfair trade practice issues raised by these imports can be addressed under U.S. law. Competitive pressure from imports has been most intense at times when the U.S. Dollar has risen strongly against foreign currencies, increasing their pricing advantage. In that connection, the Company is also closely monitoring the impact of the Asian financial crisis. In March 1997, the Company joined with two other domestic steel producers and 29 domestic pipe and tube producers in requesting United States government agencies to file a protest with the World Trade Organization (the "WTO") over actions taken by the Republic of Korea to subsidize a Korean producer, allegedly in violation of the WTO subsidy code, permitting the Korean producer to flood Asian markets with low priced hot-rolled steel. The protest is in the fact finding stage. If the WTO finds a subsidy violation, it could seek to force the Korean producer to repay the subsidies or allow the United States to impose compensatory duties.

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

RESEARCH AND DEVELOPMENT

     The Company engages in research and development for the improvement of existing products and processes, and the development of new products and product applications. During 1997, 1996, and 1995, the Company spent approximately $3.1 million, $3.4 million, and $3.2 million, respectively, for research and development activities. WEIRTEC, the Company's research and development center specializing in the advancement of steel can making technology, maintains research and prototype steel packaging manufacturing facilities, analytical laboratory facilities and computer simulation systems in Weirton, West Virginia. In recent years, WEIRTEC has played a central role in the development of thin-wall, two piece beverage can technology and other products seeking to capitalize on the Company's production expertise, particularly in coated products. WEIRTEC research projects have also included clean steel production techniques, polymer to steel lamination, and the application of galvanized steel products to the residential and commercial construction industry. WEIRTEC assists customers in the development of new products and collaborates with the AISI in the development of new product lines and production techniques to increase the use and quality of steel as a material of choice. The Company believes that the scientists, engineers, technicians and theWEIRTEC facilities enhance the Company's technical excellence, product quality and customer service.

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

     Capital expenditures for environmental control facilities were approximately $8.4 million in 1997, $9.4 million in 1996 and $3.9 million in 1995. For 1998, the Company has budgeted approximately $11.0 million in capital expenditures for environmental control facilities. Given the nature of the steelmaking industry, it can be expected that additional capital expenditures will be required from time to time to permit the Company to remain in compliance with current and future environmental regulations. Since the effects of future requirements are not determinable at present, it is not possible to predict the ultimate future cost of compliance. The Company, like its competitors, does not expect to be able to pass on to customers cost increases specifically resulting from compliance with environmental regulations.

     In the past, the Company has resolved environmental compliance issues through negotiated consent orders and decrees with environmental authorities, pursuant to which the Company has paid civil penalties. The Company believes that it is in substantial compliance with its environmental control consent orders and decrees.

  MULTIMEDIA ENFORCEMENT SETTLEMENT

     In March 1996, the Environmental Protection Agency (the "EPA") and the West Virginia Division of Environmental Protection (the "DEP") advised the Company that they had identified a number of enforcement issues pertaining to water discharges, air emissions and waste handling operations by the Company and were prepared to initiate a "multimedia" enforcement action against the Company. Multimedia actions involve coordinated enforcement proceedings related to various environmental media such as water, air and waste. In recent years, such actions have resulted in penalties and other commitments being obtained from many of the Company's competitors.

     The Company executed a consent decree with the governmental agencies in October 1996 in resolution of such issues. Under the consent decree, the Company paid a civil penalty of $3.2 million in January 1997 and was required to undertake certain capital projects to assure compliance with water, air and waste-related regulations in accordance with detailed construction schedules. The consent decree also provided for stipulated penalties for non-compliance with the decree's provisions.

     The capital projects undertaken in connection with the decree included upgrades and modifications to air emissions control equipment, wastewater treatment systems and waste handling facilities. Construction of a majority of the projects has been substantially completed, resulting in Company expenditures of approximately $8.9 million through 1997. A significant portion of these expenditures had been included in the Company's capital budget prior to the negotiations which led to the settlement. The Company anticipates that it will expend approximately an additional $7.8 million through 1999 to complete the construction and implementation of the remaining capital projects.

     The required capital projects, as well as other terms of the consent decree, have necessitated, and will necessitate, changes in operating procedures at the Company's facilities. While the Company has mitigated many of the increased operating costs attributable to these changes, operating costs are likely to increase as a result of the requirements. Based on its experience thus far, the Company does not believe that any such increase will be material to its results of operations.

  WATER DISCHARGE PERMITTING

     In June 1994, the DEP issued a renewal National Pollutant Discharge Elimination System ("NPDES") permit to the Company for its water discharges. The renewal NPDES permit contained a number of new requirements and effluent limitations. In February 1997, the Company reached a settlement with the DEP regarding remaining NPDES issues. That settlement was amended in July 1997. Among other things, the amended settlement requires the Company to achieve compliance by June 1999 with more stringent effluent limitations and to conduct certain defined studies with regard to other potentially more stringent effluent limitations. It is not possible at this time to estimate the costs which may be necessitated to achieve compliance with the final limitations, in part because DEP has not made final determinations regarding the limitations.

  RCRA CORRECTIVE ACTION ORDER

     In connection with the multimedia consent decree in 1996, the EPA also issued a corrective action order. The order requires the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. Areas within the Company's property have been prioritized, and the Company has been developing investigation workplans for the high priority areas. The Company does not know the nature or extent of hazardous materials located on its property and it is not possible at present to estimate the ultimate cost to comply with the order or to conduct any required remedial activity. The Company believes that it may be entitled to indemnification, as described below, for at least a portion of the costs incurred by the Company to comply with the corrective action order and to undertake any required remedial action.

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

     The Company and/or its predecessors have been conducting steel manufacturing and related operations at various locations, including the Company's current plant site, for almost 90 years. Although the Company and its predecessors utilized operating practices that were standard in the industry at the time, hazardous substances may have been released on or under these sites. In accordance with regulatory requirements under the previously described RCRA order, the Company is required to investigate these prior releases and take corrective action where deemed appropriate. See "RCRA Corrective Action Order." In addition, the Company and its predecessors have disposed of solid and hazardous wastes at various off-site waste disposal sites. Pursuant to CERCLA and similar state laws, the Company may be required to remediate contamination at some of these sites or participate in the sharing of such costs as deemed necessary. The Company does not have sufficient information to estimate its potential liability in connection with potential future remediation in general. However, the Company believes that if any such remediation is required, it will occur over an extended period of time. In addition, the Company believes that many of these sites may also be subject to indemnity obligations by National to the Company.

  TEX TIN SITE

     In September 1989, the EPA notified the Company that it was considered to be among a number of PRPs for the disposal of wastes at the Tex Tin site near Texas City, Texas, and requested the Company's voluntary participation in certain remedial actions. The Company's records do not indicate any involvement with the site by the Company. Both the Company and National were named as defendants in a suit filed by Amoco Chemical Corporation in the U.S. District Court for the Southern District of Texas in May 1996; the Company, however, was never served with a summons and thus is not currently a party to the action. The suit alleges that the Company, National and numerous other defendants are liable for Amoco's remedial costs expended at the Tex Tin site. The Company believes that National would be responsible for any remedial actions if there had been prior involvement by the Division. The Company has given all required notices to National for the purpose of facilitating its response to this matter. Since the Company's notification of non-involvement in the matter to the parties, the action has not been amended to properly include the Company as a party.

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

  SHILOH LANDFILL

     The Company leases certain real property in Hancock County, West Virginia, known as the Shiloh Landfill ("Shiloh Landfill"), from Shiloh River Corporation ("SRC"). Under an agreement with SRC, which remains the operator of the solid waste landfill at that site, the Company is the intended sole disposer. The Company disposes of some of its general refuse, construction and demolition debris, and industrial nonhazardous waste materials at the Shiloh Landfill. In February 1997, SRC received a compliance order from the DEP, which cited a number of operational deficiencies and required Shiloh Landfill to undertake numerous activities for the purposes of remediating alleged violations of applicable law and regulations. Although certain of the required activities were undertaken by Shiloh Landfill in a timely manner, SRC and the Company filed a notice of appeal on March 11, 1997 with regard to certain other requirements and allegations. The Company and SRC entered into settlement discussions with DEP, and these discussions culminated in a Consent Order and Agreement ("CO&A") which was entered by the West Virginia Environmental Quality Board ("EQB") in September 1997. Under the terms of the CO&A, SRC is to cease accepting waste at the Shiloh Landfill on or before December 31, 1998, and to complete closure activities at the facility on or before June 30, 1999. SRC and the Company are jointly responsible for conducting post-closure care at the facility. The Company is evaluating alternative waste disposal facilities for use after the December 31, 1998 deadline.

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

EMPLOYEES

     At December 31, 1997, the Company had 4,873 employees, of whom 3,773 were engaged in the manufacture of steel products, 524 in support services, 149 in sales and marketing activities and 426 in management and administration. In 1992, the Company implemented a strategic program designed to reduce its workforce primarily through retirement programs and attrition. Through that program, the Company reduced its overall workforce by 19% through 1995. In 1996, the Company implemented an additional program to reduce its supervisory and managerial workforce by approximately 20%. In 1997, the Company reduced its represented workforce by approximately 13% from 1995 levels through a retirement program.

     At December 31, 1997, approximately 4,053 Company employees in bargaining units covering production and maintenance workers, clerical workers and nurses were represented by the Independent Steelworkers Union (the "ISU"). The Company is a party to collective bargaining agreements with the ISU for those units and with the Independent Guard Union for security personnel, which expire in March 2001 and May 2000, respectively. The Company believes that the terms of its collective bargaining agreements are generally comparable to those between other major steel producers and their unions. However, the Company's agreements provide for the continuation of a Company-wide profit sharing plan pursuant to which up to 35% of adjusted net earnings may be paid to employees and substantially eliminate many restrictive workrules pertaining to the assignment and scheduling of employees.

     From January 1984 until June 1989, the Company was owned in its entirety by its employees through the Company's 1984 Employee Stock Ownership Plan (the "1984 ESOP"), in which substantially all employees were participants. In June 1989, the 1984 ESOP completed a public offering of common stock, resulting in that security being listed and traded on the New York Stock Exchange.

     Substantially all the Company's employees participate in its two ESOPs which owned approximately 24.5% of the outstanding common and substantially all of the outstanding preferred shares of the Company at March 16, 1998. These securities represented approximately 45.6% of the voting power of the Company's voting stock.

ITEM 2. PROPERTIES

     The Company owns approximately 2,400 acres in the Weirton, West Virginia, area which are devoted to the production and finishing of steel products, research and development, storage, support services and administration. The Company owns trackage and railroad rolling stock for materials movement, water craft for barge docking, power generation facilities and numerous items of heavy industrial equipment. The Company has no material leases for real property. The Company's mill and related facilities are accessible by water, rail and road transportation. The Company believes that its facilities are suitable to its needs and are adequately maintained.

     The Company's operating facilities include four blast furnaces; however, its current operating strategy employs a two blast furnace configuration with an annual hot metal capacity of approximately 3.0 million tons. Although the Company does not anticipate operating a three blast furnace configuration in the near term, under that operating scenario, its annual hot metal capacity could be increased to approximately 3.6 million tons. In March 1997, the Company completed a planned major reline and rebuild of its largest iron making facility, the No. 1 Blast Furnace, as part of a capital expenditure program for that facility approximating $85.0 million. The rebuild was designed to increase iron production and quality, improve production efficiencies, reduce costs and enhance environmental protection. While the rebuild was in progress, the Company utilized only its smaller No. 4 Blast Furnace, which necessitated the purchase of some outside slabs for finishing purposes. See Item 1. "Business--Raw Materials." The Company's ironmaking operations through 1996 also included a sinter plant, used to process scale, sludge and other by-products for recycling back into blast furnace operations. In December 1996, the Company temporarily discontinued operations at the sinter plant pending an assessment of the facility's production equipment and the feasibility of improvements believed necessary to assure the plant's continuing compliance with more stringent future air pollution control standards. This assessment is ongoing, and operations at the sinter plant did not resume in 1997. The Company increased its purchasing of iron pellets from outside commercial sources to replace the sinter plant output. The Company's primary steelmaking facilities include a two vessel BOP shop with an annual capacity of 3.0 million tons of raw steel (based on a two blast furnace operation). Primary steelmaking facilities also include a CAS-OB facility, two RH degassers, and a four strand continuous caster with an annual slab production capacity of up to 3.0 million tons. The Company's downstream operations include a hot strip mill with a design capacity of 3.8 million tons, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities. See the "Comparative Production and Shipments" section of Item 1 for additional information regarding production capacity and utilization rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     As of March 16, 1998, there were 42,925,093 shares of common stock, $.01 par value ("Common Stock"), outstanding held by 3,789 stockholders of record. The principal market for the Common Stock is the New York Stock Exchange, on which that security has been listed since June 1989.

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

     Under restrictive covenants relating to the Company's indebtedness, the Company's ability to pay dividends on its stock is limited to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from subsequent issuances of certain capital stock, less certain allowable payments. As of December 31, 1997, pursuant to these covenants, the Company could pay dividends on its Common Stock of up to $110.4 million.

     As of March 16, 1998, 10,504,071 shares of Common Stock, or 24.5% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank--North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 6,540 participants who were active or former employees of the Company. In addition, as of March 16, 1998 there were 1,743,981 shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred Stock"), outstanding held by 364 stockholders of record. As of that date, United National Bank--North, as Trustee of the Company's second Employee Stock Ownership Plan (the "1989 ESOP"), was the record owner of 1,699,171 shares of the Series A Preferred Stock, or over 97.4% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 5,252 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a liquidation preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 votes in all matters presented to the stockholders for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under Item 1.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                                       1996               1997              1998(1)
                                    -----------        -----------        -----------
             QUARTER                HIGH    LOW        HIGH    LOW        HIGH    LOW
             -------                ----    ---        ----    ---        ----    ---
First.............................   4 5/8   3 3/4      3 3/8   2 1/2      3 13/16  2 11/16
Second............................   4 1/4   3          3 1/4   2 1/2
Third.............................   3 3/8   2 3/8      5 1/4   2 15/16
Fourth............................   3 1/2   2          4 5/8   2 1/2

---------

(1) First Quarter 1998 through March 16, 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference to "Selected Financial and Statistical Data" on page 39 of the Company's 1997 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to pages 13 to 16, inclusive, of the Company's 1997 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are incorporated herein by reference to pages 17 to 39 inclusive, of the Company's 1997 Annual Report to Stockholders and are listed in Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" hereof. With the exception of the information specifically incorporated by reference, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

     The information required by this item with respect to Directors of the Company is incorporated herein by reference to the caption "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed filed as part of this report for purposes of this item.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 16, 1998 were as follows:

                                            AGE AT
                 NAME                   MARCH 16, 1998                   OFFICE
                 ----                   --------------                   ------
Richard K. Riederer...................        54         President and Chief Executive Officer
James B. Bruhn........................        57         Executive Vice President
Craig T. Costello.....................        50         Executive Vice
                                                         President--Manufacturing and Chief
                                                         Operating Officer
Earl E. Davis, Jr.....................        49         Executive Vice President--Commercial
David L. Robertson....................        54         Executive Vice President--Human
                                                         Resources and Corporate Law
Narendra M. Pathipati.................        40         Senior Vice President--Corporate
                                                         Development and Strategy
Thomas W. Evans.......................        61         Vice President--Materials Management
David M. Gould........................        59         Vice President--Economic Development
William R. Kiefer.....................        48         Vice President--Law and Secretary
Frank G. Tluchowski...................        47         Vice President--Engineering
Mark E. Kaplan........................        36         Controller
Patrick B. Stewart....................        35         Chief Information Officer

     Unless otherwise indicated below, the executive officers of the Company have held the positions described for at least the last five years.

     Richard K. Riederer has been President since January 1995 and Chief Executive Officer since November 1995. From September 1994 to January 1995, he was Executive Vice President Finance and Chief Financial Officer. Prior to that, he served as Vice President and Chief Financial Officer beginning in January 1989. He has been a director of the Company since October 1993.

     James B. Bruhn has been Executive Vice President since September 1994. From September 1994 to March 1997, he was Executive Vice President--Commercial. He joined the Company as Vice President--Sales and Marketing--Tin Mill Products in July 1987, and was named Vice President--Tin Mill Products Business in November 1992.

     Craig T. Costello has been Chief Operating Officer since January 1997. From September 1994 to the present, he also served as Executive Vice
President--Manufacturing. From October 1993 to September 1994 he served as Vice President--Operations. Mr. Costello served as General Manager--Operations from 1988 to 1993. He has been a director of the Company since April 1996.

     Earl E. Davis, Jr. has been Executive Vice President--Commercial since October 1997. From July 1995 to October 1997 he served as Vice
President--Finance and Chief Financial Officer. From May 1994 to July 1995, he served as Controller. From August 1991 to April 1994, he served as Assistant Controller. He has been a director of the Company since October 1997.

     David L. Robertson has served as the Executive Vice President--Human Resources and Corporate Law since March 1996. Prior to that, Mr. Robertson was a senior partner in the law firm of Volk, Robertson & Hellerstedt.

     Narendra M. Pathipati has been serving as Senior Vice President--Corporate Development and Strategy since October 1997. From July 1995 until October 1997, Mr. Pathipati served as Vice President--Corporate Development and Strategy. He also served as Treasurer of the Company from August 1991 to July 1995.

     Thomas W. Evans has been Vice President--Materials Management since February 1988.

     David M. Gould was named Vice President--Economic Development in September 1994. Mr. Gould previously was Vice President--Sales and Marketing--Sheet Products from 1983 until September 1994.

     William R. Kiefer has been Vice President--Law and Secretary since May
1990.

     Frank G. Tluchowski was appointed to the position of Vice
President-Engineering and Technology in February 1998. Prior to that appointment, Mr. Tluchowski served as general manager-engineering since September 1996. He was also area manager of the tin mill from November 1990 to September 1996.

     Mark E. Kaplan has served as Controller since September 1995. Prior to that, Mr. Kaplan was employed by Arthur Andersen LLP, where he held a number of positions, most recently as Senior Audit Manager.

     Patrick B. Stewart has served as Chief Information Officer since August 1997. From January 1994 to August 1997 Mr. Stewart served as
Director-Information Services. He served as Senior Manager Distributed Processing from April 1993 to January 1994, and prior to that as Manager Distributed Processing from June 1991 to April 1993.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not to be deemed to be filed as part of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of financial statements required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

                          FINANCIAL STATEMENTS                      PAGE
                          --------------------                      ----
      Report of Independent Public Accountants....................   (*)
      Consolidated Statements of Income for the years ended
        December 31, 1997, 1996 and 1995..........................   (*)
      Consolidated Balance Sheets as of December 31, 1997 and
        1996......................................................   (*)
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1997,
        1996 and 1995.............................................   (*)
      Notes to Consolidated Financial Statements..................   (*)
      Supplementary Financial Information.........................   (*)
      ------------------------------------------------------------------
      * Incorporated in this Report by reference from pages 17 to 39, inclusive, of the Company's 1997 Annual Report to Stockholders
        referred to in Exhibit 13.1 below.

     2. The list of financial statement schedules required to be filed by Item
        8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

        Report of Independent Public Accountants on Financial
          Statement Schedules.......................................  S-1
        Schedules:
              I  Condensed Financial Information of Registrant......  S-2
             II  Valuation and Qualifying Accounts..................  S-5

     3. Exhibits.

     The following exhibits are included in this Annual Report or are incorporated herein by reference:

    Exhibit 3.1    Restated Certificate of Incorporation of the Company
                   (incorporated by reference to Exhibit 3.1 to the Company's
                   Registration Statement on Form S-1 filed May 3, 1989,
                   Commission File No. 33-28515).
    Exhibit 3.2    Certificate of Amendment to the Restated Certificate of
                   Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
                   1-10244).
    Exhibit 3.3    By-laws of the Company (incorporated by reference to Exhibit
                   3.3 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).
    Exhibit 3.4 Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-10244).
    Exhibit 3.5    Certificate of the Designation, Powers, Preferences and
                   Rights of the Convertible Voting Preferred Stock, Series A
                   (incorporated by reference to Exhibit 3.2 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989, Commission File No. 1-10244).
    Exhibit 4.1    Indenture dated October 17, 1989 between the Company and
                   First Bank (N.A.) as Trustee, relating to the Company's
                   10 7/8% Senior Notes due October 15, 1999, including Form of
                   Note (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10244).
    Exhibit 4.2    Indenture dated as of June 12, 1995 between the Company and
                   Bankers Trust Company, as trustee, relating to $125,000,000 principal amount of 10 3/4% Senior Notes due 2003, including
                   Form of Note (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed on
                   July 27, 1995, Commission File No. 33-61345).
    Exhibit 4.3 First Supplemental Indenture dated as of August 12, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 10 3/4% Senior Notes due 2005
                   (incorporated by reference to Exhibit 4.1 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1996, Commission File No. 1-10244).
    Exhibit 4.4    Indenture dated July 3, 1996 between the Company and Bankers
                   Trust Company, as trustee, relating to the Company's 11 3/8%
                   Notes due 2004 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 filed on
                   July 10, 1996, Commission File No. 333-07913).
    Exhibit 10.1   Redacted Pellet Sale and Purchase Agreement dated as of
                   September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244).

    Exhibit 10.2   Coke Sale Agreement dated December 9, 1996 between the
                   Company and USX Corporation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                   1-10244).
    Exhibit 10.3   1984 Employee Stock Ownership Plan, as amended and restated
                   (incorporated by reference to Exhibit 10.3 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989, Commission File No. 1-10244).
    Exhibit 10.4 1989 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10244).
    Exhibit 10.5   Amendments to the 1984 and 1989 Employee Stock Ownership
                   Plans, effective May 26, 1994 (incorporated by reference to
                   Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
    Exhibit 10.6   Weirton Steel Corporation 1987 Stock Option Plan
                   (incorporated by reference to Exhibit 10.5 to the Company's
                   Registration Statement on Form S-1 filed May 3, 1989,
                   Commission File No. 33-28515).
    Exhibit 10.7 Weirton Steel Corporation 1998 Stock Option Plan (filed herewith).
    Exhibit 10.8 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-1024).
    Exhibit 10.9 Weirton Steel Corporation Amended Performance Incentive Plan for the Period 1996 through 1998 (filed herewith).
    Exhibit 10.10  Weirton Steel Corporation Supplemental Senior Executive
                   Retirement Plan (filed herewith).
    Exhibit 10.11  Weirton Steel Corporation Supplemental Executive Retirement
                   Plan (filed herewith).
    Exhibit 10.12  Employment Agreement between Richard K. Riederer and the
                   Company dated April 24, 1996 (incorporated by reference to
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244)
    Exhibit 10.13 Letter Agreement between Richard K. Riederer and the Company dated December 24, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                   1-10244).
    Exhibit 10.14  Employment Agreement between James B. Bruhn and the Company
                   (incorporated by reference to Exhibit 10.11 to the Company's
                   Registration Statement on Form S-1 filed May 3, 1989,
                   Commission File No. 33-28515).
    Exhibit 10.15 Employment Agreement between Thomas W. Evans and the Company dated April 21, 1987, including Amendment dated July 19,
                   1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 10.28 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, Commission File No. 1-10244).
    Exhibit 10.16  Employment Agreement between Craig T. Costello and the
                   Company dated July 20, 1993 (incorporated by reference to
                   Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).
    Exhibit 10.17  Employment Agreement between William R. Kiefer and the
                   Company dated July 21, 1993 (incorporated by reference to
                   Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

    Exhibit 10.18  Employment Agreement between David L. Robertson and the
                   Company dated March 11, 1996 (incorporated by reference to
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).
    Exhibit 10.19  Employment Agreement between Narendra M. Pathipati and the
                   Company dated December 16, 1993 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).
    Exhibit 10.20  Employment Agreement between Patrick B. Stewart and the
                   Company dated August 22, 1997 (filed herewith).
    Exhibit 10.21  Amendment dated July 19, 1993 to Employment Agreement dated
                   June 8, 1987 between David M. Gould and the Company
                   (incorporated by reference to Exhibit 10.26 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, Commission File No. 1-10244).
    Exhibit 10.22  Employment Agreement between Earl E. Davis, Jr. and the
                   Company dated December 20, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10244).
    Exhibit 10.23 Employment Agreement between Mark E. Kaplan and the Company dated August 13, 1996 (incorporated by reference to Exhibit
                   10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No.
                   1-10244).
    Exhibit 13.1   1997 Annual Report to Stockholders of Weirton Steel
                   Corporation (filed herewith). Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.
    Exhibit 22.1   Subsidiaries of the Company (filed herewith).
    Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).
    Exhibit 27     Financial data schedule for year ended December 31, 1997
                   (filed herewith).

(b) The Company filed reports on Form 8-K each in reference to Item 5 thereof on January 31, 1997 and October 3, 1997.

(c) The exhibits as listed under Item 14(a)(3), are filed herewith or incorporated herein by reference.

(d) The financial statement schedules listed under Item 14(a)(2), are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                            WEIRTON STEEL CORPORATION

                                            By:    /s/ RICHARD K. RIEDERER
                                              ----------------------------------
                                                     Richard K. Riederer
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 27th day of March, 1998.

                            /s/ RICHARD K. RIEDERER
------------------------------------------------------Richard K. Riederer
President and Chief Executive Officer (principal executive and financial officer)

                               /s/ MARK E. KAPLAN
------------------------------------------------------Mark E. Kaplan Controller
(principal accounting officer)

                               /s/ MICHAEL BOZIC
------------------------------------------------------Michael Bozic Director

                                  /s/ R. BURT
------------------------------------------------------Richard R. Burt Chairman
of the Board of Directors

                             /s/ CRAIG T. COSTELLO
------------------------------------------------------Craig T. Costello Director

                           /s/ ROBERT J. D'ANNIBALLE
------------------------------------------------------Robert J. D'Anniballe
Director

                               /s/ EARL E. DAVIS
------------------------------------------------------Earl E. Davis Director
                              /s/ MARK G. GLYPTIS
------------------------------------------------------Mark G. Glyptis Director

                             /s/ PHILLIP A. KARBER
------------------------------------------------------Phillip A. Karber Director

                              /s/ JOSEPH J. NOWAK
------------------------------------------------------Joseph J. Nowak Director

                             /s/ ROBERT S. REITMAN
------------------------------------------------------Robert S. Reitman Director

                            /s/ RICHARD F. SCHUBERT
------------------------------------------------------Richard F. Schubert
Director

                             /s/ THOMAS R. STURGES
------------------------------------------------------Thomas R. Sturges Director

                               /s/ D. I. J. WANG
------------------------------------------------------David I. J. Wang Director

                             /s/ RONALD C. WHITAKER
------------------------------------------------------Ronald C. Whitaker
Director

                                 EXHIBIT INDEX

Exhibit 3.1        Restated Certificate of Incorporation of the Company
                   (incorporated by reference to Exhibit 3.1 to the Company's
                   Registration Statement on Form S-1 filed May 3, 1989,
                   Commission File No. 33-28515).
Exhibit 3.2        Certificate of Amendment to the Restated Certificate of
                   Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
                   1-10244).
Exhibit 3.3        By-laws of the Company (incorporated by reference to Exhibit
                   3.3 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).
Exhibit 3.4 Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-10244).
Exhibit 3.5        Certificate of the Designation, Powers, Preferences and
                   Rights of the Convertible Voting Preferred Stock, Series A
                   (incorporated by reference to Exhibit 3.2 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989, Commission File No. 1-10244)
Exhibit 4.1        Indenture dated October 17, 1989 between the Company and
                   First Bank (N.A.) as Trustee, relating to the Company's
                   10 7/8% Senior Notes due October 15, 1999, including Form of
                   Note (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10244).
Exhibit 4.2        Indenture dated as of June 12, 1995 between the Company and
                   Bankers Trust Company, as trustee, relating to $125,000,000 principal amount of 10 3/4 Senior Notes due 2003, including
                   Form of Note (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed on
                   July 27, 1995, Commission File No. 33-61345).
Exhibit 4.3 First Supplemental Indenture dated as of August 12, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 10 3/4% Senior Notes due 2005
                   (incorporated by reference to Exhibit 4.1 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1996, Commission file No. 1-10244).
Exhibit 4.4        Indenture dated July 3, 1996 between the Company and Bankers
                   Trust Company, as trustee, relating to the Company's 11 3/8%
                   Notes due 2004 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 filed on
                   July 10, 1996, Commission File No. 333-07913).
Exhibit 10.1       Redacted Pellet Sale and Purchase Agreement dated as of
                   September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244).
Exhibit 10.2       Coke Sale Agreement dated December 9, 1996 between the
                   Company and USX Corporation (incorporated by reference to Exhibit 10.2 to this Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File
                   No. 1-10244).
Exhibit 10.3       1984 Employee Stock Ownership Plan, as amended and restated
                   (incorporated by reference to Exhibit 10.3 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989, Commission File No. 1-10244).
Exhibit 10.4 1989 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10244).
Exhibit 10.5       Amendments to the 1984 and 1989 Employee Stock Ownership
                   Plans, effective May 26, 1994 (incorporated by reference to
                   Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit 10.6       Weirton Steel Corporation 1987 Stock Option Plan
                   (incorporated by reference to Exhibit 10.5 to the Company's
                   Registration Statement on Form S-1 filed May 3, 1989,
                   Commission File No. 33-28515)
Exhibit 10.7 Weirton Steel Corporation 1998 Stock Option Plan (filed herewith).
Exhibit 10.8 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-10244).
Exhibit 10.9 Weirton Steel Corporation Amended Performance Incentive Plan for the period 1996 through 1998 (filed herewith).
Exhibit 10.10      Weirton Steel Corporation Supplemental Senior Executive
                   Retirement Plan (filed herewith).
Exhibit 10.11      Weirton Steel Corporation Supplemental Executive Retirement
                   Plan (filed herewith).
Exhibit 10.12      Employment Agreement between Richard K. Riederer and the
                   Company dated April 24, 1996 (incorporated by reference to
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).
Exhibit 10.13 Letter Agreement between Richard K. Riederer and the Company dated December 24, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                   1-10244).
Exhibit 10.14      Employment Agreement between James B. Bruhn and the Company
                   (incorporated by reference to Exhibit 10.11 to the Company's
                   Registration Statement on Form S-1 filed May 3, 1989,
                   Commission File No. 33-28515).
Exhibit 10.15 Employment Agreement between Thomas W. Evans and the Company dated April 21, 1987, including Amendment dated July 19,
                   1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 10.28 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, Commission File No. 1-10244).
Exhibit 10.16      Employment Agreement between Craig T. Costello and the
                   Company dated July 20, 1993 (incorporated by reference to
                   Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).
Exhibit 10.17      Employment Agreement between William R. Kiefer and the
                   Company dated July 21, 1993 (incorporated by reference to
                   Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).
Exhibit 10.18      Employment Agreement between David L. Robertson and the
                   Company dated March 11, 1996 (incorporated by reference to
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).
Exhibit 10.19      Employment Agreement between Narendra M. Pathipati and the
                   Company dated December 16, 1993 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).
Exhibit 10.20      Employment Agreement between Patrick B. Stewart and the
                   Company dated August 22, 1997 (filed herewith).
Exhibit 10.21      Amendment dated July 19, 1993 to Employment Agreement dated
                   June 8, 1987 between David M. Gould and the Company
                   (incorporated by reference to Exhibit 10.26 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, Commission File No. 1-10244).
Exhibit 10.22      Employment Agreement between Earl E. Davis, Jr. and the
                   Company dated December 20, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 1-10244).

Exhibit 10.23 Employment Agreement between Mark E. Kaplan and the Company dated August 13, 1996 (incorporated by reference to Exhibit
                   10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No.
                   1-10244).
Exhibit 13.1       1997 Annual Report to Stockholders of Weirton Steel
                   Corporation (filed herewith). Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.
Exhibit 22.1       Subsidiaries of the Company (filed herewith).
Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants(filed herewith).
Exhibit 27         Financial data schedule for the year ended December 31, 1997
                   (filed herewith).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Weirton Steel Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weirton Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in Item 14(a)2 of the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
January 26, 1998

                           WEIRTON STEEL CORPORATION
                 CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                   SCHEDULE I
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                           1997          1996          1995
                                                           ----          ----          ----
NET SALES.............................................  $1,397,204    $1,383,301    $1,351,711
OPERATING COSTS:

  Cost of sales.......................................   1,258,035     1,282,424     1,179,950
  Discount on sale of finance receivables to
     subsidiary.......................................      19,369        19,768        18,522
  Selling, general and administrative expense.........      32,544        35,600        31,142
  Depreciation........................................      60,855        58,019        54,699
  Restructuring charge................................      17,000        16,959            --
  Provision for profit sharing........................          --            --        22,499
  Insurance recoveries................................          --            --       (41,502)
                                                        ----------    ----------    ----------
     Total operating costs............................   1,387,803     1,412,770     1,265,310
                                                        ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS.........................       9,401       (29,469)       86,401
                                                        ----------    ----------    ----------
  Adjustment to carrying value of damaged facility....          --            --         9,000
  Interest expense....................................     (48,095)      (43,806)      (41,920)
  Interest income.....................................       5,585         6,191         5,423
  Dividends received from subsidiary..................       4,232         6,436         6,056
  ESOP contribution...................................      (2,610)       (2,610)       (2,610)
                                                        ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES.....................     (31,487)      (63,258)       62,350
  Income tax provision................................      (6,140)      (12,335)       12,181
                                                        ----------    ----------    ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............     (25,347)      (50,923)       50,169
  Extraordinary loss on early extinguishment of
     debt.............................................          --        (5,431)       (6,718)
                                                        ----------    ----------    ----------
NET INCOME (LOSS).....................................  $  (25,347)   $  (56,354)   $   43,451
                                                        ==========    ==========    ==========

PER SHARE DATA:
  Weighted average number of common shares:
     Basic............................................      42,622        42,370        42,040
     Diluted..........................................      42,622        42,370        43,781

BASIC EARNINGS PER SHARE:
Income (loss) before extraordinary item...............  $    (0.59)   $    (1.20)   $     1.19
Loss on early extinguishment of debt..................          --         (0.13)        (0.16)
                                                        ----------    ----------    ----------
NET INCOME (LOSS) PER COMMON SHARE....................  $    (0.59)   $    (1.33)   $     1.03
                                                        ==========    ==========    ==========
DILUTED EARNINGS PER SHARE:
Income (loss) before extraordinary item...............  $    (0.59)   $    (1.20)   $     1.15
Loss on early extinguishment of debt..................          --         (0.13)        (0.16)
                                                        ----------    ----------    ----------
NET INCOME (LOSS) PER COMMON SHARE....................  $    (0.59)   $    (1.33)   $     0.99
                                                        ==========    ==========    ==========

                           WEIRTON STEEL CORPORATION
                     CONDENSED PARENT COMPANY BALANCE SHEET

                                   SCHEDULE I
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                                    DECEMBER 31,
                                                                 1997          1996
                                                                 ----          ----
Assets:
Cash and equivalents........................................  $  107,617    $  102,876
Receivables.................................................      28,116        15,608
Inventories:
  Raw materials.............................................      97,974        87,733
  Work-in-process...........................................      69,418        76,526
  Finished goods............................................      93,541        94,880
Deferred income taxes.......................................      34,437        32,942
Other current assets........................................       4,985         3,574
                                                              ----------    ----------
     Total current assets...................................     436,088       414,139
Property, plant and equipment, net..........................     591,389       610,494
Investment in Weirton Receivables, Inc......................      99,322       125,707
Deferred income taxes.......................................     116,952       114,863
Other assets and deferred charges...........................      14,113        18,162
                                                              ----------    ----------
  Total assets..............................................  $1,257,864    $1,283,365
                                                              ==========    ==========
Liabilities:
Current liabilities:
  Current portion of long term obligations..................  $   42,163    $       --
  Payables..................................................     132,666       164,778
  Employment costs..........................................      61,800        65,067
  Pension liability.........................................          --        12,000
  Other.....................................................      34,382        28,670
                                                              ----------    ----------
                                                                 271,011       270,515
Long term debt obligations..................................     388,997       430,820
Long term pension obligations...............................      97,542        74,750
Postretirement benefits other than pensions.................     338,474       329,154
Other long term liabilities.................................      32,804        26,941
                                                              ----------    ----------
     Total liabilities......................................   1,128,828     1,132,180
                                                              ----------    ----------
Redeemable stock............................................      20,579        18,447

Stockholders' equity:
Common stock, $0.01 par value; 50,000,000 authorized;
  42,846,184 and 42,592,850 shares issued...................         428           426
Additional paid-in capital..................................     456,379       455,311
Retained earnings...........................................    (347,089)     (321,742)
Other stockholders' equity..................................      (1,261)       (1,257)
                                                              ----------    ----------
     Total stockholders' equity.............................     108,457       132,738
                                                              ----------    ----------
     Total liabilities, redeemable stock and stockholders'
      equity................................................  $1,257,864    $1,283,365
                                                              ==========    ==========

                           WEIRTON STEEL CORPORATION
                CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

                                   SCHEDULE I
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                               1997        1996        1995
                                                               ----        ----        ----
NET CASH PROVIDED BY OPERATING ACTIVITIES..................  $ 37,862    $ 31,293    $125,362

CASH FLOWS USED BY INVESTING ACTIVITIES
  Investment in unconsolidated subsidiaries................      (100)         --          --
  Insurance recoveries on damage facility..................        --          --       9,000
  Other capital spending...................................   (60,070)    (67,937)    (52,358)
  Investment in Weirton Receivables, Inc...................    26,385       4,220     (18,833)
                                                             --------    --------    --------
NET CASH USED BY INVESTING ACTIVITIES......................   (33,785)    (63,717)    (62,191)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
  Repayment of debt obligations............................        --    (105,676)   (118,800)
  Proceeds from issuance of long term debt obligations.....        --     122,610     125,000
  Common shares issuable...................................       664         773        (577)
  Deferred financing costs.................................        --      (4,097)     (4,325)
                                                             --------    --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...........       664      13,610       1,298

NET CHANGE IN CASH AND EQUIVALENTS.........................     4,741     (18,814)     64,469

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................   102,876     121,690      57,221
                                                             --------    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD......................  $107,617    $102,876    $121,690
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest...............  $ 48,489    $ 40,275    $ 44,416
  Income taxes paid (refunded), net........................    (2,556)     (3,699)     10,593
  Dividends from Weirton Receivables, Inc..................     4,232       6,436       6,805

                    WEIRTON STEEL CORPORATION AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT    CHARGES TO                BALANCE AT
                                                   BEGINNING OF    COST AND                   END OF
               DESCRIPTION                  YEAR      PERIOD       EXPENSE     DEDUCTIONS     PERIOD
               -----------                  ----      ------       -------     ----------     ------
Allowance for doubtful accounts,
  discounts, claims and allowances........  1997     $ 7,684       $30,865      $28,696      $ 9,853
                                            1996       8,688        26,832       27,836        7,684
                                            1995       6,405        19,396       17,113        8,688

Valuation allowance for deferred tax
  assets..................................  1997     $41,249       $ 4,298           --      $45,547
                                            1996      30,943        10,306           --       41,249
                                            1995      42,640            --       11,697       30,943