Form 10-Q
period 1998-03-31
WEIRTON STEEL CORP
filed 1998-05-14
CIK 849979

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

                           Yes  [X]           No  [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 30, 1998 was 42,925,833.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                                ----       ----
NET SALES...................................................  $341,321   $349,585
OPERATING COSTS:
     Cost of sales..........................................   299,436    327,159
     Selling, general and administrative expense............     9,881      9,065
     Depreciation...........................................    17,019     16,926
     Provision for profit sharing...........................     1,123         --
                                                              --------   --------
       Total operating costs................................   327,459    353,150
                                                              --------   --------
INCOME (LOSS) FROM OPERATIONS...............................    13,862     (3,565)
     Interest expense.......................................   (11,657)   (11,950)
     Interest income........................................     1,205        832
     ESOP contribution......................................      (653)      (653)
                                                              --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................     2,757    (15,336)
     Income tax provision (benefit).........................       510     (2,991)
                                                              --------   --------
NET INCOME (LOSS)...........................................  $  2,247   $(12,345)
                                                              ========   ========
PER SHARE DATA:
Weighted average number of common shares (in thousands):
     Basic..................................................    42,926     42,613
     Diluted................................................    44,675     42,613
NET INCOME (LOSS) PER SHARE:
     Basic..................................................  $   0.05   $  (0.29)
     Diluted................................................  $   0.05   $  (0.29)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31, 1998   DECEMBER 31, 1997
                                                               (UNAUDITED)         (AUDITED)
                                                               -----------         ---------
Assets:
     Cash and equivalents, includes restricted cash of
       $2,055 and $2,046, respectively......................    $   85,267        $  124,690
     Receivables, less allowances of $7,482 and $9,853,
       respectively.........................................       169,360           140,843
     Inventories............................................       210,796           260,933
     Deferred income taxes..................................        34,437            34,437
     Other current assets...................................         7,832             4,803
                                                                ----------        ----------
          Total current assets..............................       507,692           565,706
     Property, plant and equipment, net.....................       583,401           591,389
     Deferred income taxes..................................       112,138           111,148
     Other assets and deferred charges......................        15,272            14,297
                                                                ----------        ----------
          Total assets......................................    $1,218,503        $1,282,540
                                                                ==========        ==========
     Current portion of long term debt obligations..........    $       --        $   42,163
     Other current liabilities..............................       205,294           229,454
     Long term debt obligations.............................       389,082           388,997
     Long term pension obligations..........................        97,682            97,542
     Postretirement benefits other than pensions............       340,769           338,474
     Other long term liabilities............................        29,677            32,804
                                                                ----------        ----------
          Total liabilities.................................     1,062,504         1,129,434
                                                                ----------        ----------
Redeemable stock............................................        21,194            20,579
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000 authorized;
       43,135,476 and 42,846,184 shares issued,
       respectively.........................................           431               428
     Additional paid-in capital.............................       457,073           456,379
     Retained earnings (deficit)............................      (320,767)         (323,014)
     Other stockholders' equity.............................        (1,932)           (1,266)
                                                                ----------        ----------
          Total stockholders' equity........................       134,805           132,527
                                                                ----------        ----------
          Total liabilities, redeemable stock and
            stockholders' equity............................    $1,218,503        $1,282,540
                                                                ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)......................................  $  2,247    $(12,345)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation.........................................    17,019      16,926
       Amortization of deferred financing costs.............       519         544
       ESOP Contribution....................................       653         653
       Deferred income taxes................................      (990)     (2,991)
       Cash provided (used) by working capital items:
          Receivables.......................................   (28,517)     (3,100)
          Inventories.......................................    50,137      30,252
          Other current assets..............................    (3,029)     (1,366)
          Payables..........................................   (12,675)    (18,385)
          Other current liabilities.........................   (11,485)     (9,054)
       Long term pension obligation.........................       140       2,219
       Other................................................      (422)      3,145
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    13,597       6,498
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary................    (1,826)         --
     Capital spending.......................................    (9,031)    (43,337)
                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES.......................   (10,857)    (43,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt obligations..........................   (42,163)         --
                                                              --------    --------
NET CASH USED BY FINANCING ACTIVITIES.......................   (42,163)         --
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................   (39,423)    (36,839)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................   124,690     112,092
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 85,267    $ 75,253
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest.............  $  9,950    $  9,937
     Income taxes paid, net.................................     1,500          --

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its wholly owned subsidiaries, are hereafter referred to as the "Company." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                      MARCH 31,    DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
Raw materials.......................................  $ 59,288       $ 97,974
Work-in-process.....................................    60,525         69,418
Finished goods......................................    90,983         93,541
                                                      --------       --------
                                                      $210,796       $260,933
                                                      ========       ========

NOTE 3

EARNINGS PER SHARE

     The following represents a reconciliation between basic earnings per share and diluted earnings per share for the quarter ended March 31, 1998. For the quarter ended March 31, 1997, basic and diluted earnings per share were the same; however, securities totaling 1,748,100, were excluded from the diluted earnings per share calculation due to their antidilutive effect.

                                                                   FOR THE QUARTER ENDED
                                                                      MARCH 31, 1998
                                                              -------------------------------
                                                                                    PER SHARE
                                                              INCOME     SHARES      AMOUNT
                                                              ------     ------      ------
Basic earnings per share:
     Net income.............................................  $2,247   42,925,557     $0.05
Effect of dilutive securities
     Series A Preferred.....................................      --    1,727,794        --
     Stock options..........................................      --       21,757        --
                                                              ------   ----------     -----
Diluted earnings per share:
     Net income.............................................  $2,247   44,675,108     $0.05
                                                              ======   ==========     =====

NOTE 4

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130, which establishes standards for reporting and displaying comprehensive income and its components, requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income calculated under SFAS No. 130 is the same as the net income reported by the Company for the quarters ended March 31, 1998 and 1997.

NOTE 5

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal.

     In March 1996, the West Virginia Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency ("EPA") advised the Company that it had identified a number of enforcement issues pertaining to waste water discharge, air emissions and waste handling operations of the Company. In September 1996, the Company and DEP and EPA reached a settlement regarding these water, air and waste-related issues. Under the settlement, the Company paid a penalty of $3.2 million in 1997.

     The settlement also requires the Company to conduct certain remedial activity at one of its waste disposal sites. Additionally, the Company is required to undertake certain capital projects to assure compliance with air, water and waste-related regulations. These capital expenditures include upgrades and modifications to air emissions control equipment, waste water treatment systems and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects totaling approximately $17.3 million. Through March 31, 1998, the Company has expended approximately $10.8 million related to these capital commitments.

     In connection with the negotiations, the EPA issued a corrective action order, effective October 18, 1996, requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and, if necessary, to evaluate and propose corrective measures needed to abate any unacceptable risks.

     The Company has accrued approximately $8.0 million related to environmental related liabilities, including costs associated with the corrective action order. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is not currently possible to estimate the ultimate cost to comply with the corrective action order or conduct remedial activity that may be required.

     The Company believes that National Steel Corporation ("NSC") is obligated to reimburse the Company for a portion of any costs that may be incurred by the Company to comply with the corrective action order and to undertake any required remedial action. Pursuant to the agreement whereby the Company purchased the former NSC Steel Division in 1984, NSC retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as they were not used by the Company in its operations subsequent to the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and results of operations should be read together with the unaudited consolidated condensed financial statements and notes thereto. The unaudited consolidated condensed financial statements of Weirton Steel Corporation include the accounts of its wholly owned subsidiaries. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiaries are hereafter referred to as the "Company."

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1997

     In the first quarter of 1998, the Company recognized net income of $2.2 million or $0.05 per diluted share compared to a net loss of $12.3 million or $0.29 per diluted share for the same period in 1997. The results for the first quarter of 1998 included a provision for profit sharing of $1.1 million.

     Net sales in the first quarter of 1998 were $341.3 million, a decrease of $8.3 million or 2% from the first quarter of 1997. Total shipments in the first quarter of 1997 were 686 thousand tons compared to the first quarter of 1997 shipments of 699 thousand tons.

     Sheet product net sales for the first quarter of 1998 were $203.9 million, a decrease of $13.0 million from the first quarter of 1997. Shipments of sheet product in the first quarter of 1998 were 468 thousand tons compared to 486 thousand tons in the first quarter of 1997. The decrease in sheet product sales was primarily attributable to a decrease in average selling prices as well as lower shipping volume.

     The first quarter of 1998 net sales from tin mill products were $137.4 million on shipments of 218 thousand tons compared to $132.7 million on 213 thousand tons for the same period in 1997. The increase was due primarily to higher tin mill product shipments and overall higher average selling prices in the first quarter of 1998 compared to the same period in 1997.

     Costs of sales for the first quarter of 1998 were $299.4 million, or $436 per ton, compared to $327.2 million, or $468 per ton, for the first quarter of 1997. Cost of sales in the first quarter of 1998 benefited from the Company's continuing cost reduction programs. Additionally, cost of sales in the first quarter of 1997 included costs associated with the rebuild and subsequent startup of the No. 1 Blast Furnace, an unplanned outage at the Company's hot strip mill and minor disruptions in the primary metals facilities.

     Selling, general and administrative costs were $9.9 million in the first quarter of 1998; an increase of $0.8 million. The increase in selling, general and administrative expense was due to higher employee related costs.

     During the first quarter of 1998 the Company recognized interest income of $1.2 million compared to $0.8 million in the first quarter of 1997. The increase was due to a higher level of invested funds during the first quarter of 1998 compared to the first quarter of 1997.

     During the quarter ended March 31, 1998, the Company had an income tax provision of $0.5 million compared to an income tax benefit of $3.0 million in the corresponding period in 1997. The improvement in operating results in the first quarter of 1998 compared to the first quarter of 1997 caused the increase in the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had cash and equivalents of $85.3 million compared to $124.7 million as of December 31, 1997. This decrease in cash and equivalents was due primarily to the repayment of $42.2 million of the Company's 11 1/2% Senior Notes which became due on March 1, 1998. As of March 31, 1998, and December 31, 1997, after reductions for amounts in place under its letter of credit subfacility, Weirton Receivables Inc.(a wholly owned subsidiary of the Company) had a base amount of participation interests available for cash sales under a receivables participation agreement of approximately $72.2 million and $57.9 million, respectively. Letters of credit outstanding under the receivables participation agreement were $12.8 million at March 31, 1998.

     Based upon available cash on hand and the amount of cash expected to be generated from operating activities, the Company expects to have sufficient cash to meet its short term needs, including the completion of the 1998 capital spending plan. To the extent that cash on hand and cash from operating activities do not generate an adequate amount of cash, the Company expects that its cash requirements can be met by the receivables participation agreement.

     During April 1998, the Company announced that it had been authorized by the board of directors to repurchase up to 10%, or approximately 4.2 million shares of its outstanding common stock. Through April 30, 1998, the Company had repurchased approximately 442,800 shares of its outstanding common stock at prices ranging from $3.50 to $4.19 per share.

     The Company's net deferred tax assets increased $1.0 million to $146.6 million as of March 31, 1998, which consist primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax.

INVESTMENT IN FACILITIES

     Expenditures for property, plant and equipment for the first three months of 1998 totaled $9.0 million. The Company's planned capital additions for 1998 are approximately $50.0 million. Included in the Company's planned capital expenditures for 1998 is approximately $10.0 million related to environmental compliance projects and approximately $6.0 million for information systems. During the first quarter of 1998, the Company also invested approximately $1.8 million in GALVSTAR L.P., an unconsolidated joint venture formed with Koninklijke Hoogovens for the purpose of constructing and operating a 300,000 ton hot-dipped galvanizing line.

YEAR 2000

     The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. The Company is continuing to assess the impact of the year 2000 on its computer information systems. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life. Costs associated with the year 2000 are not expected to have a significant impact on the Company's ongoing results of operations.

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal.

     In March 1996, the West Virginia Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency ("EPA") advised the Company that it had identified a number of enforcement issues pertaining to waste water discharge, air emissions and waste handling operations of the

Company. In September 1996, the Company and DEP and EPA reached a settlement regarding these water, air and waste-related issues. Under the settlement, the Company paid a penalty of $3.2 million in 1997.

     The settlement also requires the Company to conduct certain remedial activity at one of its waste disposal sites. Additionally, the Company is required to undertake certain capital projects to assure compliance with air, water and waste-related regulations. These capital expenditures include upgrades and modifications to air emissions control equipment, waste water treatment systems and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects totaling approximately $17.3 million. Through March 31, 1998, the Company has expended approximately $10.8 million related to these capital commitments.

     In connection with the negotiations, the EPA issued a corrective action order, effective October 18, 1996, requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and, if necessary, to evaluate and propose corrective measures needed to abate any unacceptable risks.

     The Company has accrued approximately $8.0 million related to environmental related liabilities, including costs associated with the corrective action order. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is not currently possible to estimate the ultimate cost to comply with the corrective action order or conduct remedial activity that may be required.

     The Company believes that National Steel Corporation ("NSC") is obligated to reimburse the Company for a portion of any costs that may be incurred by the Company to comply with the corrective action order and to undertake any required remedial action. Pursuant to the agreement whereby the Company purchased the former NSC Steel Division in 1984, NSC retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as they were not used by the Company in its operations subsequent to the acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has one operating segment and is therefore not required to report segment information as provided in SFAS No. 131.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

          Exhibit 10.1--Amendment dated March 25, 1998 to Employment Agreement dated December 20, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, Commission file No. 1-10244) between Earl E. Davis, Jr. and the Company (filed herewith).

          Exhibit 10.2--Employment Agreement between Frank Tluchowski, Jr. dated April 9, 1998 (filed herewith).

          Exhibit 27.--Financial Data Schedule for three months ended March 31, 1998 (filed herewith).

(B)  REPORTS ON FORM 8-K

          None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WEIRTON STEEL CORPORATION
                                                Registrant

                                  By       /s/ MARK E. KAPLAN
                                    -----------------------------------------
                                               Mark E. Kaplan
                                    Controller (Principal Accounting Officer)

May 14, 1998