Form 10-Q
period 1998-06-30
WEIRTON STEEL CORP
filed 1998-08-13
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                         06-1075442
  (State or other jurisdiction of                          (I.R.S. employer
   incorporation or organization)                          identification #)

           400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA 26062-4989
            (Address of principal executive offices)      (Zip Code)

                                 (304) 797-2000
             (Registrant's telephone number, including area code:)

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

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of July 31, 1998 was 41,522,820.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                                --------------------       --------------------
                                                  1998        1997           1998        1997
                                                  ----        ----           ----        ----
NET SALES.....................................  $336,417    $363,640       $677,738    $713,225
OPERATING COSTS:
     Cost of sales............................   291,373     326,601        590,809     653,760
     Selling, general and administrative
       expense................................     9,170       8,909         19,051      17,974
     Depreciation.............................    17,019      15,426         34,038      32,352
     Restructuring charge.....................        --      17,000             --      17,000
     Provision for profit sharing.............     2,590          --          3,713          --
                                                --------    --------       --------    --------
       Total operating costs..................   320,152     367,936        647,611     721,086
                                                --------    --------       --------    --------
INCOME (LOSS) FROM OPERATIONS.................    16,265      (4,296)        30,127      (7,861)
     Interest expense.........................   (10,755)    (11,988)       (22,412)    (23,938)
     Other income.............................     1,498         971          2,703       1,803
     ESOP contribution........................      (652)       (652)        (1,305)     (1,305)
                                                --------    --------       --------    --------
INCOME (LOSS) BEFORE INCOME TAXES.............     6,356     (15,965)         9,113     (31,301)
     Income tax provision (benefit)...........     1,176      (3,113)         1,686      (6,104)
                                                --------    --------       --------    --------
NET INCOME (LOSS).............................  $  5,180    $(12,852)      $  7,427    $(25,197)
                                                ========    ========       ========    ========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
     Basic....................................    42,090      42,616         42,506      42,614
     Diluted..................................    43,870      42,616         44,268      42,614
NET INCOME (LOSS) PER SHARE:
     Basic....................................  $   0.12    $  (0.30)      $   0.17    $  (0.59)
     Diluted..................................  $   0.12    $  (0.30)      $   0.17    $  (0.59)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------     ---------
Assets:
     Cash and equivalents, includes restricted cash of
      $2,064 and $2,046.....................................  $   111,017     $  124,690
     Receivables, less allowances of $8,908 and $9,853......      147,577        140,843
     Inventories............................................      221,740        260,933
     Deferred income taxes..................................       34,437         34,437
     Other current assets...................................        6,542          4,803
                                                              -----------     ----------
          Total current assets..............................      521,313        565,706
     Property, plant and equipment, net.....................      577,142        591,389
     Deferred income taxes..................................      111,212        111,148
     Other assets and deferred charges......................       20,311         14,297
                                                              -----------     ----------
          Total assets......................................  $ 1,229,978     $1,282,540
                                                              ===========     ==========
     Current portion of long term debt obligations..........  $        --     $   42,163
     Payables...............................................      123,637        132,666
     Employment costs.......................................       67,104         61,800
     Taxes other than income taxes..........................       17,198         22,417
     Other current liabilities..............................       10,677         12,571
                                                              -----------     ----------
          Total current liabilities.........................      218,616        271,617
     Long term debt obligations.............................      389,167        388,997
     Long term pension obligations..........................       91,132         97,542
     Postretirement benefits other than pensions............      340,519        338,474
     Other long term liabilities............................       33,329         32,804
                                                              -----------     ----------
          Total liabilities.................................    1,072,763      1,129,434
                                                              -----------     ----------
Redeemable stock............................................       21,846         20,579
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000 authorized;
      43,135,818 and 42,846,184 shares issued...............          431            428
     Additional paid-in capital.............................      457,073        456,379
     Retained earnings (deficit)............................     (315,587)      (323,014)
     Other stockholders' equity.............................       (6,548)        (1,266)
                                                              -----------     ----------
          Total stockholders' equity........................      135,369        132,527
                                                              -----------     ----------
          Total liabilities, redeemable stock and
            stockholders' equity............................  $ 1,229,978     $1,282,540
                                                              ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)......................................  $  7,427    $(25,197)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation.........................................    34,038      32,352
       Amortization of deferred financing costs.............       922         918
       Restructuring charge.................................        --      17,000
       ESOP contribution....................................     1,305       1,305
       Deferred income taxes................................       (64)     (6,104)
       Cash provided (used) by working capital items:
          Receivables.......................................    (6,734)    (13,944)
          Inventories.......................................    39,193      18,153
          Other current assets..............................    (1,739)     (8,029)
          Payables..........................................    (9,029)     (7,763)
          Other current liabilities.........................    (1,809)     (3,314)
       Long term pension obligation.........................    (6,410)      3,060
       Other................................................     3,119       8,552
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    60,219      16,989
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiaries..............    (7,321)         --
     Capital spending.......................................   (19,791)    (47,110)
                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES.......................   (27,112)    (47,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt obligations..........................   (42,163)         --
     Purchase of treasury stock.............................    (4,617)         --
                                                              --------    --------
NET CASH USED BY FINANCING ACTIVITIES.......................   (46,780)         --
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................   (13,673)    (30,121)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................   124,690     112,092
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $111,017    $ 81,971
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest.............  $ 24,027    $ 24,215
     Income taxes paid......................................     2,437          --

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
      (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its wholly owned subsidiaries are hereafter referred to as the "Company." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                      JUNE 30,    DECEMBER 31,
                                                        1998          1997
                                                        ----          ----
Raw materials.......................................  $ 74,746      $ 97,974
Work-in-process.....................................    45,097        69,418
Finished goods......................................   101,897        93,541
                                                      --------      --------
                                                      $221,740      $260,933
                                                      ========      ========

NOTE 3

EARNINGS PER SHARE

     The following represents a reconciliation between basic earnings per share and diluted earnings per share for the three months and the six months ended June 30, 1998. For the three months and the six months ended June 30, 1997, basic and diluted earnings per share were the same; however, securities totaling 1,761,500 and 1,782,600, respectively, were excluded from the diluted earnings per share calculation due to their antidilutive effect.

                                           FOR THE THREE MONTHS                FOR THE SIX MONTHS ENDED
                                               JUNE 30, 1998                         JUNE 30, 1998
                                      -------------------------------       -------------------------------
                                                            PER SHARE                             PER SHARE
                                      INCOME     SHARES      AMOUNT         INCOME     SHARES      AMOUNT
                                      ------     ------      ------         ------     ------      ------
Basic earnings per share:
    Net Income......................  $5,180   42,090,427     $0.12         $7,427   42,505,685     $0.17
Effect of dilutive securities

Series A Preferred..................      --    1,726,189        --             --    1,726,987        --
    Stock options...................      --       53,193        --             --       35,766        --
                                      ------   ----------     -----         ------   ----------     -----
Diluted earnings per share:
    Net income......................  $5,180   43,869,809     $0.12         $7,427   44,268,438     $0.17
                                      ======   ==========     =====         ======   ==========     =====

NOTE 4

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130, which establishes standards for reporting and displaying comprehensive income and its components, requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income calculated under SFAS No. 130 is the same as the net income reported by the Company for the three months and the six months ended June 30, 1998 and 1997.

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

     The settlement also requires the Company to conduct certain remedial activity at one of its waste disposal sites. Additionally, the Company is required to undertake certain capital projects to assure compliance with air, water and waste-related regulations. These capital expenditures include upgrades and modifications to air emissions control equipment, waste water treatment systems and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects totaling approximately $19.0 million. Through June 30, 1998, the Company has expended approximately $12.5 million related to these capital commitments.

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

THREE MONTHS ENDED JUNE 3O, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     In the second quarter of 1998, the Company recognized net income of $5.2 million or $0.12 per diluted share compared to a net loss of $12.9 million or $0.30 per diluted share for the same period in 1997. The results for the second quarter of 1998 included a provision for profit sharing of $2.6 million. The results for the second quarter of 1997 included a $17.0 million restructuring charge. Excluding the impact of the restructuring charge and the resulting impact on income taxes, the Company would have recognized net income of $0.8 million or $0.02 per diluted share in the second quarter of 1997.

     Net sales in the second quarter of 1998 were $336.4 million, a decrease of $27.2 million or 7% from the second quarter of 1997. Total shipments in the second quarter of 1998 were 695 thousand tons compared to second quarter 1997 shipments of 725 thousand tons.

     Sheet product net sales for the second quarter of 1998 were $218.4 million, a decrease of $7.1 million from the second quarter of 1997. Second quarter 1998 sheet product shipments of 507 thousand tons were comparable to the second quarter of 1997. The decrease in sheet product sales was primarily attributable to a decrease in average selling prices.

     Tin mill product net sales for the second quarter of 1998 were $118.0 million, a decrease of $20.1 million from the second quarter of 1997. Shipments of tin mill products in the second quarter of 1998 were 188 thousand tons compared to 220 thousand tons in the second quarter of 1997. The decrease in tin mill product net sales was primarily attributable to a decrease in shipments.

     Cost of sales for the second quarter of 1998 were $291.4 million, or $419 per ton, compared to $326.6 million, or $450 per ton, for the second quarter of 1997. Cost of sales in the second quarter of 1998 reflected a lower cost product mix when compared to the same period in 1997. Additionally, cost of sales in the second quarter of 1998 benefited from the Company's continuing cost reduction programs and lower employee benefit expenses.

     During the second quarter of 1997, the Company finalized its labor agreements with members of the Independent Steelworkers' Union. The new contracts, among other things, provided for a retirement window for its retirement eligible employees. As a result of the retirement window the Company recorded a restructuring charge of $17.0 million which included early retirement benefits of $10.4 million and other separation benefits of $6.6 million.

     During the second quarter of 1998, the Company recognized interest expense of $10.8 million compared to $12.0 million for the same period in 1997. The decrease was due to a lower level of outstanding debt obligations during the period

     During the quarter ended June 30, 1998, the Company had an income tax provision of $1.2 million compared to an income tax benefit of $3.1 million in the corresponding period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     In the first half of 1998, the Company recognized net income of $7.4 million or $0.17 per diluted share, compared to a net loss of $25.2 million or $0.59 per common share for the same period in 1997. The results for the first half of 1998 included a provision for profit sharing of $3.7 million. The results in the first half of 1997 included a $17.0 million restructuring charge. Excluding the effects of the restructuring charge and the resulting impact on income taxes, the net loss for the first half 1997 would have been $11.5 million or $0.27 per diluted share.

     Net sales in the first half of 1998 were $677.7 million, a decrease of $35.5 million or 5.0% from the first half of 1997. Total shipments in the first half of 1998 were 1,381 thousand tons compared to first half of 1997 shipments of 1,423 thousand tons.

     Sheet product sales for the first half of 1998 decreased $19.8 million to $422.3 million. Shipments of sheet product in the first half of 1998 were 974 thousand tons compared to 989 thousand tons in the first half of 1997. The decrease in sheet product sales is attributable to a decrease in selling prices and the decrease in shipments.

     Tin mill product sales for the first half of 1998 decreased $15.4 million to $255.4 million. Shipments of tin mill products in the first half of 1998 were 407 thousand tons compared to 434 thousand tons in the first half of 1997. The decrease in tin mill product sales results primarily from lower tin mill product shipments.

     Cost of sales for the first half of 1998 were $590.8 million, or $428 per ton, compared to $653.8 million, or $459 per ton, for the first half of 1997. Cost of sales in the first half of 1998 benefited from the Company's continuing cost reduction programs and lower employee benefit expenses. Additionally, cost of sales in the first half of 1998 reflect the benefit of the rebuild of the No. 1 Blast Furnace that was completed in the first quarter of 1997.

     During the first half of 1997, the Company finalized its labor agreements with members of the Independent Steelworkers' Union. The new contracts, among other things, provided for a retirement window for its retirement eligible employees. As a result of the retirement window the Company recorded a restructuring charge of $17.0 million which included early retirement benefits of $10.4 million and other separation benefits of $6.6 million.

     Interest expense for the first half of 1998, was $22.4 million, a decrease of $1.5 million compared to the same period in 1997. The decrease in interest expense is due to the lower levels of outstanding debt obligations during the first half of 1998 compared to 1997.

     During the first half of 1998, the Company recognized an income tax provision of $1.7 million compared to an income tax benefit of $6.1 million in the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had cash and equivalents of $111.0 million compared to $124.7 million as of December 31, 1997. The Company generated $60.2 million in cash from operating activities in the first six months of 1998 compared to $17.0 million in the first half of 1997. The Company repaid $42.2 million of 11 1/2% Senior Notes which became due on March 1, 1998.

     The Company has no required minimum pension contribution for 1998 due to a funding credit of approximately $79.0 million as of the beginning of the year. However, in the first half of 1998, the Company contributed $19.1 million to its pension fund and the Company plans to contribute an additional $23.9 million in the second half of 1998.

     As of June 30, 1998, and December 31, 1997, after reductions for amounts in place under its letter of credit subfacility, Weirton Receivables Inc.(a wholly owned subsidiary of the Company) had a base amount of participation interests available for cash sales under a receivables participation agreement of approximately $62.1 and $57.9 million, respectively. Letters of credit outstanding under the receivables participation agreement were $12.8 million as of June 30, 1998.

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

     During April 1998, the Company announced that it had been authorized by the board of directors to repurchase up to 10%, or approximately 4.2 million shares of its outstanding common stock. Through July 31, 1998, the Company had repurchased approximately 1,422,500 shares of its outstanding common stock at prices ranging from $3.38 to $4.50 per share.

     The Company's net deferred tax assets are $145.6 million as of June 30, 1998, which consist of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax.

INVESTMENT IN FACILITIES

     Expenditures for property, plant and equipment for the first six months of 1998 totaled $19.8 million. The Company's planned capital additions for 1998 are approximately $50.0 million. Included in the Company's planned capital expenditures for 1998 is approximately $10.0 million related to environmental compliance projects and approximately $6.0 million for information systems.

     During the first half of 1998, Company invested approximately $6.4 million in GALVSTAR L.P., an unconsolidated subsidiary, formed with Koninklijke Hoogovens for the purpose of constructing and operating a 300,000 ton hot-dipped galvanizing line. During the first half of 1998, the Company also invested $0.9 million in W&A Manufacturing, an unconsolidated subsidiary, formed with ATAS International for the purpose of manufacturing a steel roofing product.

YEAR 2000

     A task force continues to analyze potential areas of risk associated with the Year 2000 and to make any required modifications as they relate to business computer systems, technical infrastructure, end-user computing, manufacturing and environmental operations. An inventory of computer systems and date-sensitive automated devices for the aforementioned areas was completed in June 1998; however, the impact assessment is continuing. The Company anticipates that the technical software infrastructure for mainframe computers will be essentially Year 2000 ready in October 1998. Vendor software and other computing platforms continue to be analyzed for Year 2000 readiness. Management believes that roughly twenty-five percent of the mainframe applications are capable of correctly processing transactions with dates before, during and after the Year 2000. The Company is also monitoring the efforts of entities with which it does business and is participating with steel industry and other trade associations to collect information on the Year 2000 readiness of such entities. Additionally, as part of its continuing efforts, the Company will develop contingency plans that include an analysis of strategies and available resources to restore operations, a recovery program that identifies participants, processes, and any significant equipment needed and alternative sourcing strategies.

     The Company's objective is to achieve Year 2000 readiness by the end of the first quarter of 1999. Thereafter, the task force will continue to test Year 2000 readiness, including continued monitoring of progress by entities with which the Company does business.

     As part of its capital plan, the Company has replaced or is in the process of replacing certain of its business systems dealing with human resources and financial reporting. The planned replacement of these systems was accelerated for the purpose of achieving Year 2000 readiness. Through June 1998, the Company had spent $10.8 million on these projections. The Company plans to spend an additional $7.2 million to complete these projects.

     As the work of the task force progresses, the Company will continually revise its estimates of costs required to achieve Year 2000 readiness. Based on information available at this time, management believes that the incremental costs associated with achieving Year 2000 readiness will not be material to the operating results of the Company. However, there can be no assurance that the costs to ultimately achieve Year 2000 readiness will not be material to the Company's financial position or results of operations.

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

     The settlement also requires the Company to conduct certain remedial activity at one of its waste disposal sites. Additionally, the Company is required to undertake certain capital projects to assure compliance with air, water and waste-related regulations. These capital expenditures include upgrades and modifications to air emissions control equipment, waste water treatment systems and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects totaling approximately $19.0 million. Through June 1998, the Company has expended approximately $12.5 million related to these capital commitments.

     In connection with the negotiations, the EPA issued a corrective action order, effective October 18, 1996, requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and, if necessary, to evaluate and propose corrective measures needed to abate any unacceptable risks.

     The Company accrued approximately $8.0 million related to environmental related liabilities, including costs associated with the corrective action order. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is not currently possible to estimate the ultimate cost to comply with the corrective action order or conduct remedial activity that may be required.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its fair value. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company's financial position or its results of operations.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor' for forward-looking statements. In addition to historical information, this report contains forward-looking statements that are subject to risks and uncertainties that could cause future results to differ materially from expected results. Such statements are based on management's beliefs and assumptions made on information currently available to it. The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 26, 1998, the Company"s Annual Meeting of Stockholders was held and the following proposals were voted upon:

     (1) Affirmation of the four nominees to serve on the Board of Directors until 2001:

                           VOTES FOR         VOTES WITHHELD
                           ---------         --------------
Ralph E. Reins             49,744,070          5,676,064
Robert S. Reitman          49,187,934          6,232,200
Richard F. Shubert         49,069,235          6,215,560
Ronald C. Whitaker         49,489,617          5,930,517
D. Leonard Wise            49,153,785          6,266,349

     (2) Affirmation of Arthur Andersen LLP as the Company"s Independent Public Accountants for the fiscal year ending December 31, 1998:

        For: 50,239,497       Against: 5,033,837       Abstain: 146,800

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit 27.--Financial Data Schedule for three months ended June 30, 1998 (filed herewith.)

(B) REPORTS ON FORM 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                          By         /s/ MARK E. KAPLAN
                                             -----------------------------------
                                                       Mark E. Kaplan
                                              Controller (Principal Accounting
                                                          Officer)

August 13, 1998