Form 10-Q
period 1998-09-30
WEIRTON STEEL CORP
filed 1998-11-16
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------------- to ---------------------

Commission file number 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of Registrant as specified in its charter)

                            DELAWARE                      06-1075442
             (State or other jurisdiction                 (I.R.S. employer
             of incorporation or organization)            identification #)

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

                           Yes  [X]           No  [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of October 30, 1998 was 41,274,041.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                               --------------------       ----------------------
                                                 1998        1997           1998         1997
                                                 ----        ----           ----         ----
NET SALES....................................  $314,704    $359,452       $992,442    $1,072,677
OPERATING COSTS:
     Cost of sales...........................   282,072     317,388        872,881       971,148
     Selling, general and administrative
       expenses..............................     8,996       9,087         28,047        27,061
     Depreciation............................    15,188      15,525         49,226        47,877
     Restructuring charge....................        --          --             --        17,000
     Profit sharing provision (benefit)......    (1,358)         --          2,355            --
                                               --------    --------       --------    ----------
       Total operating costs.................   304,898     342,000        952,509     1,063,086
                                               --------    --------       --------    ----------
INCOME FROM OPERATIONS.......................     9,806      17,452         39,933         9,591
     Equity income (loss) from unconsolidated
       subsidiaries..........................       (73)         --             14            --
     Interest expense........................   (10,937)    (12,478)       (33,349)      (36,416)
     Other income............................     1,259       1,077          3,875         2,880
     ESOP contribution.......................      (653)       (653)        (1,958)       (1,958)
                                               --------    --------       --------    ----------
INCOME (LOSS) BEFORE INCOME TAXES............      (598)      5,398          8,515       (25,903)
     Income tax provision (benefit)..........      (111)      1,053          1,575        (5,051)
                                               --------    --------       --------    ----------
NET INCOME (LOSS)............................  $   (487)   $  4,345       $  6,940    $  (20,852)
                                               ========    ========       ========    ==========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
     Basic...................................    41,454      42,618         42,151        42,615
     Diluted.................................    41,454      44,390         43,901        42,615
NET INCOME (LOSS) PER SHARE:
     Basic...................................  $  (0.01)   $   0.10       $   0.16    $    (0.49)
     Diluted.................................  $  (0.01)   $   0.10       $   0.16    $    (0.49)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                               (UNAUDITED)      (AUDITED)
                                                               -----------      ---------
Assets:
     Cash and equivalents, includes restricted cash of
      $1,635 and $2,046.....................................   $   75,759       $  124,690
     Receivables, less allowances of $7,691 and $9,853......      134,886          140,843
     Inventories............................................      237,745          260,933
     Deferred income taxes..................................       34,437           34,437
     Other current assets...................................        6,798            4,803
                                                               ----------       ----------
          Total current assets..............................      489,625          565,706
     Property, plant and equipment, net.....................      574,827          591,389
     Deferred income taxes..................................      113,262          111,148
     Other assets and deferred charges......................       19,954           14,297
                                                               ----------       ----------
          Total assets......................................   $1,197,668       $1,282,540
                                                               ==========       ==========
Liabilities:
     Current portion of long term debt obligations..........   $        -       $   42,163
     Payables...............................................      109,798          132,666
     Employment costs.......................................       66,272           61,800
     Taxes other than income taxes..........................       15,458           22,417
     Other current liabilities..............................       13,959           12,571
                                                               ----------       ----------
          Total current liabilities.........................      205,487          271,617
     Long term debt obligations.............................      389,253          388,997
     Long term pension obligations..........................       73,582           97,542
     Postretirement benefits other than pensions............      341,669          338,474
     Other long term liabilities............................       31,444           32,804
                                                               ----------       ----------
          Total liabilities.................................    1,041,435        1,129,434
                                                               ----------       ----------
Redeemable stock............................................       22,499           20,579
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000 authorized;
      43,136,294 and 42,846,184 shares issued...............          431              428
     Additional paid-in capital.............................      457,073          456,379
     Retained earnings (deficit)............................     (316,074)        (323,014)
     Other stockholders' equity.............................       (7,696)          (1,266)
                                                               ----------       ----------
          Total stockholders' equity........................      133,734          132,527
                                                               ----------       ----------
          Total liabilities, redeemable stock and
             stockholders' equity...........................   $1,197,668       $1,282,540
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)......................................  $  6,940    $(20,852)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation.........................................    49,226      47,877
       Amortization of deferred financing costs.............     1,568       1,380
       Restructuring Charge.................................        --      17,000
       ESOP Contribution....................................     1,958       1,958
       Deferred income taxes................................    (2,114)     (5,051)
       Cash provided (used) by working capital items:
          Receivables.......................................     5,957       3,043
          Inventories.......................................    23,188      12,760
          Other current assets..............................    (1,995)     (2,279)
          Payables..........................................   (22,868)    (15,165)
          Other current liabilities.........................    (1,099)      4,195
       Long term pension obligation.........................   (23,960)     (9,965)
       Other................................................     2,421       8,556
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    39,222      43,457

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in unconsolidated subsidiaries..............    (7,561)         --
     Capital spending.......................................   (32,664)    (51,151)
                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES.......................   (40,225)    (51,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt obligations..........................   (42,163)         --
     Purchase of treasury stock.............................    (5,765)         --
                                                              --------    --------
NET CASH USED BY FINANCING ACTIVITIES.......................   (47,928)         --
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................   (48,931)     (7,694)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................   124,690     112,092
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 75,759    $104,398
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid, net of capitalized interest.............  $ 35,056    $ 34,228
     Income taxes paid, net.................................     4,382          --

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
      (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1
BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries are hereafter referred to as the "Company." Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments in other than wholly or majority owned subsidiaries are accounted for under the equity method of accounting.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1998             1997
                                                        ----             ----
          Raw materials...........................    $ 92,963         $ 97,974
          Work-in-process.........................      50,662           69,418
          Finished goods..........................      94,120           93,541
                                                      --------         --------
                                                      $237,745         $260,933
                                                      ========         ========

NOTE 3

EARNINGS PER SHARE

     For the three months ending September 30, 1998, basic and diluted earnings per share were the same. Securities totaling 1,732,367 and the impact of stock options were excluded from the diluted earnings per share calculation due to their antidilutive effect. The following is reconciliation between basic and diluted earnings per share for the nine months ended September 30, 1998;

                                                                  FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1998
                                                              ---------------------------------
                                                                                      PER SHARE
                                                              INCOME      SHARES       AMOUNT
                                                              ------      ------       ------
Basic earnings per share:
     Net Income.............................................  $6,940    42,151,390      $0.16
Effect of dilutive securities
     Series A Preferred.....................................      --     1,725,663         --
     Stock options..........................................      --        24,439         --
                                                              ------    ----------      -----
Diluted earnings per share:
     Net income.............................................  $6,940    43,901,492      $0.16
                                                              ======    ==========      =====

     For the three months ended September 30, 1997, a reconciliation of basic and diluted earnings per share follows;

                                                                 FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30, 1997
                                                              ---------------------------------
                                                                                      PER SHARE
                                                              INCOME      SHARES       AMOUNT
                                                              ------      ------       ------
Basic earnings per share:
     Net Income.............................................  $4,345    42,618,154      $0.10
Effect of dilutive securities
     Series A Preferred.....................................      --     1,747,725         --
     Stock options..........................................      --        23,731         --
                                                              ------    ----------      -----
Diluted earnings per share:
     Net income.............................................  $4,345    44,389,610      $0.10
                                                              ======    ==========      =====

     For the nine months ending September 30, 1997, basic and diluted earnings per share were the same. Securities totaling 1,781,482 and the impact of stock options were excluded from the earnings per share calculation due to their antidilutive effect.

NOTE 4

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130, which establishes standards for reporting and displaying comprehensive income and its components, requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income calculated under SFAS No. 130 is the same as the net income reported by the Company for the three months and the nine months ended September 30, 1998 and 1997.

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

     The settlement also requires the Company to conduct certain remedial activity at one of its waste disposal sites. Additionally, the Company is required to undertake certain capital projects to assure compliance with air, water and waste-related regulations. These capital expenditures include upgrades and modifications to air emissions control equipment, wastewater treatment systems and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects totaling approximately $19.0 million. Through September 30, 1998, the Company has expended approximately $14.1 million related to these capital commitments.

     The Company is currently conducting compliance tests of certain air and effluent emissions pursuant to the settlement. The Company is currently substantially in compliance with the standards set forth in settlement and management believes that the Company will remain in compliance throughout the testing period and thereafter.

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

     The Company believes that National Steel Corporation ("NSC") is obligated to reimburse the Company for a portion of any costs that may be incurred by the Company to comply with the corrective action order and to undertake any required remedial action. Pursuant to the agreement whereby the Company purchased the assets of the Weirton Steel Division of NSC in 1984, NSC retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as they were not used by the Company in its operations subsequent to the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and results of operations should be read together with the unaudited consolidated condensed financial statements and notes thereto. The unaudited consolidated condensed financial statements of Weirton Steel Corporation include the accounts of its consolidated subsidiaries. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiaries are hereafter referred to as the "Company."

     Domestic steel producers face significant competition from foreign producers. Foreign competition is intense and has adversely affected product prices in the United States and tonnage sold by domestic producers. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuation in the value of the United States dollar against other foreign currency. In 1998, there has been a significant rise in imports, especially from Japan, Russia and Brazil. On September 30, 1998, the Company joined other steel companies in filing flat rolled trade cases against dumped and subsidized imports from Japan, Russia and Brazil. In August 1998, these countries shipped nearly 783,000 tons of hot rolled steel to the United States, accounting for 55% of all hot rolled imports. Compared to August 1997, hot rolled shipments from these countries increased nearly 200%. Unfairly traded imports will have an even greater impact on the fourth quarter.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1997

     In the third quarter of 1998, the Company recognized a net loss of $0.5 million or $0.01 per diluted share compared to net income of $4.3 million or $0.10 per diluted share for the same period in 1997. The third quarter results reflected a weakening domestic steel market created by record levels of imported flat rolled steel products. The results for the third quarter of 1998 included a benefit for profit sharing of $1.4 million. The profit sharing benefit was recorded to reverse the previously accrued profit sharing provisions due to the third quarter loss and anticipated losses for the remainder of 1998.

     Net sales in the third quarter of 1998 were $314.7 million, a decrease of $44.8 million or 12% from the third quarter of 1997. Total shipments in the third quarter of 1998 were 646 thousand tons compared to third quarter 1997 shipments of 705 thousand tons.

     Sheet product net sales for the third quarter of 1998 were $193.7 million, a decrease of $28.2 million from the third quarter of 1997. Shipments of sheet products in the third quarter of 1998 were 449 thousand tons compared to 485 thousand tons in the second quarter of 1997. The decrease in sheet product sales resulted from lower selling prices and shipment levels.

     Tin mill product net sales for the third quarter of 1998 were $121.0 million, a decrease of $16.6 million from the third quarter of 1997. Shipments of tin mill products in the third quarter of 1998 were 197 thousand tons compared to 219 thousand tons in the third quarter of 1997. The decrease in tin mill product net sales resulted from lower selling prices and shipment levels.

     Cost of sales for the third quarter of 1998 were $282.1 million, or $437 per ton, compared to $317.4 million, or $450 per ton, for the third quarter of 1997. Cost of sales in the third quarter of 1998 reflected a lower cost product mix when compared to the same period in 1997.

     During the third quarter of 1998, the Company recognized interest expense of $10.9 million compared to $12.5 million for the same period in 1997. The decrease was due to a lower level of outstanding debt obligations during the period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1997

     In the first nine months of 1998, the Company recognized net income of $6.9 million or $0.16 per diluted share, compared to a net loss of $20.9 million or $0.49 per common share for the same period in 1997. The results for the first nine months of 1998 included a provision for profit sharing of $2.4 million. The results in the first nine months of 1997 included a $17.0 million restructuring charge. Excluding the effects of the restructuring charge and the resulting impact on income taxes, the net loss for the first nine months of 1997 would have been $7.2 million or $0.17 per diluted share.

     Net sales in the nine months of 1998 were $992.4 million, a decrease of $80.2 million or 7% from the first nine months of 1997. Total shipments in the first nine months of 1998 were 2,027 thousand tons compared to 1997 shipments of 2,128 thousand tons in the same period.

     Sheet product sales for the first nine months of 1998 decreased $48.2 million to $616.0 million. Shipments of sheet product in the nine months of 1998 were 1,424 thousand tons compared to 1,475 thousand tons in the first nine months of 1997. The decrease in sheet product sales is attributable to a decrease in selling prices and the decrease in shipments.

     Tin mill product sales for the first nine months of 1998 decreased $32.0 million to $376.4 million. Shipments of tin mill products in the first nine months of 1998 were 603 thousand tons compared to 653 thousand tons in the first half of 1997. The decrease in tin mill product sales results primarily from lower tin mill product shipments.

     Cost of sales for the first nine months of 1998 were $872.9 million, or $431 per ton, compared to $971.1 million, or $456 per ton, for the first half of 1997. Cost of sales in the first nine months of 1998 benefited from the Company's continuing cost reduction programs and lower employee benefit expenses. Additionally, cost of sales in the first nine months of 1998 reflects the benefit of the rebuild of the No. 1 Blast Furnace that was completed in the first quarter of 1997.

     During the first nine months of 1997, the Company finalized its labor agreements with members of the Independent Steelworkers' Union. The new contracts, among other things, provided for a retirement window for its retirement eligible employees. As a result of the retirement window the Company recorded a restructuring charge of $17.0 million which included early retirement benefits of $10.4 million and other separation benefits of $6.6 million.

     Interest expense for the first nine months of 1998, was $33.3 million, a decrease of $3.1 million compared to the same period in 1997. The decrease in interest expense is due to the lower levels of outstanding debt obligations during the first nine months of 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had cash and equivalents of $75.8 million compared to $124.7 million as of December 31, 1997. The Company generated $39.2 million in cash from operating activities in the first nine months of 1998 compared to $43.5 million in the first nine months of 1997. The Company repaid $42.2 million of 11 1/2% Senior Notes which became due on March 1, 1998.

     The Company has no required minimum pension contribution for 1998 due to a funding credit of approximately $79.0 million as of the beginning of the year. However, in the first nine months of 1998, the Company contributed $43.0 million to its pension fund.

     As of September 30, 1998, and December 31, 1997, after reductions for amounts in place under its letter of credit subfacility, Weirton Receivables Inc. (a wholly owned subsidiary of the Company) had a base amount of participation interests available for cash sales under a receivables participation agreement of approximately $52.5 and $57.9 million, respectively. Letters of credit outstanding under the receivables participation agreement were $12.8 million as of September 30, 1998.

     Based upon available cash on hand, the amount of cash expected to be generated from operating activities and amounts available under the receivables participation agreement, the Company expects to have sufficient cash to meet its short term needs, including the completion of its capital spending plans and the redemption of $85 million in senior notes that mature on October 15, 1999.

     During April 1998, the Company announced that it had been authorized by the board of directors to repurchase up to 10%, or approximately 4.2 million shares of its outstanding common stock. Through October 31, 1998, the Company had repurchased approximately 1,652,500 shares of its outstanding common stock at prices ranging from $1.75 to $4.50 per share.

     The Company's net deferred tax assets are $147.7 million as of September 30, 1998, which consist of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax.

INVESTMENT IN FACILITIES AND SUBSIDIARIES

     Expenditures for property, plant and equipment for the first nine months of 1998 totaled $32.7 million. The Company's planned capital additions for 1998 are approximately $50.0 million. Included in the Company's planned capital expenditures for 1998 is approximately $11.5 million related to environmental compliance projects and approximately $8.0 million for information systems.

     During the first nine months of 1998, the Company invested approximately $6.7 million in GALVSTAR L.P., an unconsolidated subsidiary, formed with Koninklijke Hoogovens for the purpose of constructing and operating a 300,000 ton hot-dipped galvanizing line. During the first nine months of 1998, the Company also invested $0.9 million in W&A Manufacturing, an unconsolidated subsidiary, formed with ATAS International for the purpose of manufacturing a steel roofing product.

     In the third quarter of 1998, the Company entered into a partnership venture called MetalSite L.P. This venture will offer a secure Web-based marketplace for the online purchase of metal products from various U.S. suppliers and will provide users with the latest industry news and information. The third quarter results of MetalSite L.P. were consolidated into the results of the Company, but were not material thereto.

YEAR 2000

     A task force continues to analyze potential areas of risk associated with the Year 2000 and to make any required modifications as they relate to business computer systems, technical infrastructure, end-user computing, manufacturing and environmental operations. An inventory of computer systems and date-sensitive automated devices for the aforementioned areas was completed in June 1998. An impact assessment has been completed and replacement and remediation activities are in process. The Company anticipates that the technical software infrastructure for mainframe computers will be essentially Year 2000 ready in December 1998. Vendor software and other computing platforms continue to be analyzed for Year 2000 readiness. The Company is also monitoring the efforts of entities with which it does business and is participating with steel industry and other trade associations to collect information on the Year 2000 readiness of such entities. The Company has contacted its third party suppliers, such as utility providers telecommunication companies, outside processors and other critical suppliers, and is analyzing their Year 2000 readiness based on responses to the Company's inquiries. Additionally, as part of its continuing efforts, the Company will develop contingency plans by the second quarter of 1999 that include an analysis of strategies and available resources to restore operations, a recovery program that identifies participants, processes, and any significant equipment needed and alternative sourcing strategies.

     The Company's objective is to achieve Year 2000 readiness for its present systems by the end of the first quarter of 1999. Thereafter, the task force will continue to test Year 2000 readiness, including continued monitoring of progress by entities with which the Company does business.

     As part of its capital plan, the Company has replaced or is in the process of replacing certain of its business systems dealing with human resources and financial reporting. The planned replacement of these systems was accelerated for the purpose of achieving Year 2000 readiness. The Company expects to have these systems implemented by the second quarter of 1999. Through September 1998, the Company had spent $9.3 million on these projects. The Company plans to spend an additional $7.8 million to complete these projects.

     Through September 30, 1998, in addition to the replacement of human resources and financial systems, the Company has spent approximately $3.1 million in remediation costs to achieve Year 2000 readiness. Management anticipates that the Company will spend between $6.0 million and $8.0 million, including approximately $1.0 million in capital expenditures, to achieve Year 2000 readiness. As the work of the task force progresses, the Company will continually revise its estimates of costs required to achieve Year 2000 readiness.

     While management believes the Company will successfully achieve its Year 2000 readiness goals, failure to achieve these goals and/or the inability of our third party suppliers to continue providing their products and services could pose significant operational, environmental, quality and/or financial risk to the Company. Consequently, the operating results of the Company could be adversely affected. The cost of Year 2000 readiness and the dates by which the Company believes it will achieve readiness are based on management's best estimates and assumptions of future events. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

     The settlement also requires the Company to conduct certain remedial activity at one of its waste disposal sites. Additionally, the Company is required to undertake certain capital projects to assure compliance with air, water and waste-related regulations. These capital expenditures include upgrades and modifications to air emissions control equipment, wastewater treatment systems and waste handling facilities. Under the settlement, the Company committed to environmental related capital projects totaling approximately $19.0 million. Through June 1998, the Company has expended approximately $14.1 million related to these capital commitments.

     The Company is currently conducting compliance tests of certain air and effluent emissions pursuant to the settlement. The Company is currently substantially in compliance with the standards set forth in settlement and management believes that the Company will remain in compliance throughout the testing period and thereafter.

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

     The Company believes that National Steel Corporation ("NSC") is obligated to reimburse the Company for a portion of any costs that may be incurred by the Company to comply with the corrective action order and to undertake any required remedial action. Pursuant to the agreement whereby the Company purchased the assets of the Weirton Steel Division of NSC in 1984, NSC retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as they were not used by the Company in its operations subsequent to the acquisition.

OUTLOOK

     Demand for flat rolled steel products in the Company's markets remains steady. However, increased unfairly traded imports have weakened the Company's order entry and shipping rates and have caused a reduction in selling prices in recent months. In response to these conditions, management has curtailed its planned fourth quarter steel production and has reduced its workforce through layoffs. Consequently, the Company expects a loss in the fourth quarter.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit 27.--Financial Data Schedule for nine months ended September 30, 1998 (filed herewith.)

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

November 16, 1998