Form 10-K405
period 1998-12-31
WEIRTON STEEL CORP
filed 1999-03-31
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

             SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
              -------------------                          -------------------
    Common Stock, Par Value $0.01 Per Share                     New York
             10 7/8% Notes due 1999                             New York
             11 3/8% Notes due 2004                             New York
             10 3/4% Notes due 2005                             New York

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
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     Based on the closing price as of March 19, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $75,413,014. The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates and unallocated shares under the Registrant's 1989 Employee Stock Ownership Plan subject to voting instructions of employees who are not otherwise affiliates.)

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 19, 1999 was 41,578,068.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K to the extent provided herein.

(2) Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14 (filed within 120 days after the end of the fiscal year covered hereby) in connection with the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      ITEM

                                                                        PAGE
                                                                        ----
PART I................................................................    1
     1.   Business....................................................    1
     2.   Properties..................................................   12
     3.   Legal Proceedings...........................................   13
     4.   Submission of Matters to a Vote of Security Holders.........   13

PART II...............................................................   13
     5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   13
     6.   Selected Financial Data.....................................   14
     7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition........................   14
     7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14
     8.   Financial Statements and Supplementary Data.................   15
     9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   15

PART III..............................................................   15
     10.  Directors and Executive Officers of the Registrant..........   15
     11.  Executive Compensation......................................   16
     12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   16
     13.  Certain Relationships and Related Transactions..............   16

PART IV...............................................................   17
     14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   17

SIGNATURES............................................................   21

EXHIBIT INDEX.........................................................   22

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

     The percentages of the Company's total revenues derived from the sale of Sheet Products and TMP for each year in the five year period ended December 31, 1998 are shown in the following table. Total revenues include the sale of "secondary" products, principally those products not meeting prime specifications.

                                                  1998    1997    1996    1995    1994(1)
                                                  ----    ----    ----    ----    -------
Sheet products..................................   60%     62%     59%     64%       70%
Tin mill products...............................   40      38      41      36        30
                                                  ---     ---     ---     ---       ---
                                                  100%    100%    100%    100%      100%
                                                  ===     ===     ===     ===       ===

---------------

(1) The large differential in Sheet Product revenues compared to TMP revenues in 1994 resulted from strong market demand for the Company's Sheet Products and a fire in April 1994 that severely damaged a cold rolling facility required for the production of a substantial portion of the Company's TMP. The facility was rebuilt and returned to normal operations in the first quarter of 1995, which allowed the Company to resume a more traditional product mix.

     The following table shows the percentage of total net tons of steel products shipped by the Company to each of its principal markets for the five year period ended December 31, 1998.

                                                    1998    1997    1996    1995    1994
                                                    ----    ----    ----    ----    ----
Service Centers and Sheet and Strip Converters....   50%     43%     48%     43%     45%
Food and Beverage.................................   27      31      30      25      25
Pipe and Tube.....................................    6       5       6       7       6
Construction......................................    9      10       8       9      13
Consumer Durables.................................    3       3       2       3       4
Exports...........................................    3       4       2       9       0
Other.............................................    2       4       4       4       7
                                                    ---     ---     ---     ---     ---
                                                    100%    100%    100%    100%    100%
                                                    ===     ===     ===     ===     ===

     A substantial portion of the Company's revenues are derived from long-time customers, although the Company actively seeks new customers and constantly seeks new markets for its products. A substantial share of the Company's Sheet Products and TMP are shipped to customers located in the eastern portion of the United States. A strong demand worldwide for flat rolled carbon steel products that began in 1994 continued throughout 1995. The Company responded by exporting approximately 9% of its shipments in 1995 compared to previous years when only nominal quantities were shipped to export markets. The Company's export efforts were hampered in 1996 by unfavorable exchange rates and prices in foreign markets which disadvantaged domestic producers. As a result, the Company experienced a sharp reduction in its 1996 exports of Sheet Products, while TMP exports actually increased. The Company's 1997 exports improved over 1996 levels, but remained adversely affected, particularly for Sheet Products, by the continuing strength of the US Dollar. Exports decreased in 1998 compared to 1997 as a continued strong U.S. Dollar and economic difficulties in many foreign countries caused an unfavorable export environment. The Company plans to ship products to international markets through its joint venture, WeBCo International LLC ("WeBCo"), when favorable economic and business conditions exist. See "Business Strategy and Development."

     The Company's products are sold through salaried Company employees who operate from corporate headquarters and through seven regional sales offices. Sales orders taken in the field are subject to home office approval. Several years ago the Company combined its sales force structure from separate Sheet Products and TMP organizations into a unified commercial sales organization. The unified organization is closely linked with technical services personnel who assist the Company with product engineering and development. The Company believes that the sales organization plays an important role in identifying and achieving a more favorable strategic market mix for the Company. In October 1996, the Company became the first major domestic producer to initiate product sales from its Internet website. In 1998, the Company began selling its excess and non-prime products through MetalSite L.P. (http://www.metalsite.net), a limited partnership including the Company, LTV Corporation and Steel Dynamics, Inc. See "Business Strategy and Development." The Company continues to explore new means and methods of expanding customer access through electronic markets.

     Trade orders on hand for the Company's products at December 31, 1998, 1997 and 1996 amounted to approximately 305, 471, and 528 thousand tons, respectively. Substantially all orders on hand at any time are expected to be filled within a 12 month period. Since the Company produces steel in response to orders primarily of established grades and specifications, resulting in short order processing time and relatively rapid inventory turnover, it does not believe that order backlog is material to its business.

     Sheet Products. Hot rolled products are sold directly from the hot strip mill as "hot bands," or are further processed using hydrochloric acid to remove surface scale and are sold as "hot rolled pickled" or "hot rolled pickled and oiled." Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Most of the Company's sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 1998, the Company shipped 747 thousand tons of hot rolled sheet, which accounted for 18% of its total revenues.

     Cold rolled sheet requires further processing including additional rolling, annealing and tempering to enhance ductility and surface characteristics. Cold roll is used in the construction, steel service center, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In 1998, the Company shipped 336 thousand tons of cold rolled sheet, which accounted for 11% of its total revenues.

     Galvanized hot-dipped and electrolytic sheet is coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 1998, the Company shipped 685 thousand tons of galvanized products, which accounted for 31% of total revenues. The Company is seeking to expand its participation in galvanized steel markets primarily through GalvPro L.P. ("GalvPro") its joint venture with Hoogovens Staal B.V. See "Business Strategy and Development."

     Generally, the Company obtains relatively higher profit margins on those Sheet Products that require more extensive processing. Differences in pricing among these products have varied over time depending on changes in their uses, demand and the competitive environment. Sheet Products of the hot rolled variety are widely regarded as commodity items in the steel industry.

     The following table, based on information from the American Iron and Steel Institute ("AISI"), shows the Company's historical share of the domestic Sheet Products market for each year in the five year period ended December 31, 1998.

                                 SHEET PRODUCTS
                            HISTORICAL MARKET SHARE

                                         1998      1997      1996      1995      1994
                                        ------    ------    ------    ------    ------
                                                    (IN THOUSANDS OF TONS)
Industry shipments....................  51,586    52,015    50,022    47,845    47,217
Company shipments (1).................   1,771     1,918     1,957     1,955     1,991
Company market share..................     3.4%      3.7%      3.9%      4.1%      4.2%

---------------

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

     The Company is one of the largest domestic producers of TMP. During 1998, the Company's market share of TMP was approximately 22%. The Company's market share of TMP has consistently approximated that level, except for 1994 when it achieved only a 15% share due to an extended cold rolling facility outage. TMP shipments on an industry-wide basis have remained relatively steady in recent years even as plastic, aluminum, composites and other materials have competed for potential growth in some applications. The TMP market is now primarily directed at food, beverage, and general line cans. The majority of the Company's TMP sales have been to can manufacturing and packaging companies, a substantial amount of whose annual requirements are established in advance. This market is characterized by a small number of manufacturers and increasing concentration of buying power. During 1998, shipments to the Company's five largest TMP customers accounted for 28% of total revenues and shipments to Ball Corporation accounted for approximately 12% of total revenues. The balance of the TMP is sold to other can manufacturers, manufacturers of caps and closures and specialty products ranging from film cartridges, lighting fixtures and battery jackets to cookie sheets and curtain rods. As a result of more predictable sales patterns for TMP, the Company is able to determine in advance a significant portion of its production requirements, allowing it to operate its production facilities more efficiently and adjust its marketing and production efforts for other products. Historically, the greater predictability of the TMP market and its relative pricing stability have served to cushion the Company against greater price volatility in the Sheet Product market. However, TMP has long been a market with limited opportunities for expansion on the domestic front.

     The following table, based on AISI information, shows the Company's historical share of the domestic TMP market for each year in the five year period ended December 31, 1998.

                               TIN MILL PRODUCTS
                            HISTORICAL MARKET SHARE

                                             1998     1997     1996     1995     1994
                                             -----    -----    -----    -----    -----
                                                      (IN THOUSANDS OF TONS)
TMP industry shipments.....................  3,714    4,058    4,108    3,942    4,137
Company shipments (1)......................    804      854      899      763      615
Company market share.......................     22%      21%      22%      19%      15%

---------------

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

     In response to the market conditions described below under "Competition and Other Industry Factors", the Company has temporarily idled its No. 4 Blast Furnace. The Company's raw steel requirements will be met by the production from the No. 1 Blast Furnace and supplemented by outside sourcing of slabs. The Company believes this strategy will enable it to reduce costs and better manage inventory levels and working capital requirements.

     To further implement the Company's business strategy, in September 1997, it formed WeBCo as a joint venture with the United Kingdom-based Balli Group, plc. WeBCo's objective is to penetrate new foreign markets for the export of the Company's products and to expand the Company's domestic offerings with a range of products complementary to those from its own mill.

     To take advantage of expanding opportunities in the galvanized markets, the Company, together with Dutch steelmaker Hoogovens Staal B.V., organized GalvPro in 1997. In 1998, financing was obtained and construction began on GalvPro's 300,000 ton per year 60 inch hot dip galvanizing facility in Jeffersonville, Indiana. Although the project experienced some delay occasioned by the need to replace its original general contractor, production from the facility is expected to commence during the fourth quarter of 1999.

     In order to exploit e-commerce opportunities, in July 1998 the Company formed MetalSite L.P. MetalSite's website (http://www.metalsite.net) provides a secure web-based market place for buyers and sellers of steel. The Company has sold its excess and secondary product through MetalSite's auction web site since MetalSite commenced operations in November 1998. Prior to November 1998, the Company had sold secondary and excess products through its own web site.

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

     The Company has a contract with a subsidiary of Cleveland-Cliffs Inc. to purchase the Company's standard and flux grade iron ore pellet requirements. This contract, which extends through 2005, provides for a minimum tonnage of pellets to be supplied based on the production capacity of the mining source and for pricing dependent on the production costs of one of the mines. The Company has entered into an amendment to its existing agreement, with that supplier extending, through 2004 to purchase its additional pellet requirements based on competitive market prices.

     The Company has a contract with USX Corporation to purchase blast furnace coke for a term which extends through December 31, 2001, subject to extension. Under the contract, the Company must give notice by mid-October of each year of its required coke volumes for the following year and has the option to purchase up to 100% of its coke requirements for each year, subject to a minimum of either 80% of requirements or a fixed tonnage, depending on certain operating configurations at the Company's blast furnaces. If the Company does not commit to take the tonnages above minimum requirements for any year, the supplier has the option of determining whether it will supply future tonnages above the minimum, until such time as it actually does so, after which the Company again has the option to take its full requirements. Accommodations have been agreed to with USX which will adjust the minimum volume during the period the No. 4 Blast Furnace is idle. Coke prices under the contract are based on the prevailing market, subject to a ceiling and floor over the life of the contract, a limit on annual change, and certain adjustments based on blast furnace operations. In addition, the Company continues to explore and utilize alternative sources for coke, including from overseas suppliers. The Company, like other steelmakers, has utilized technologies calculated to achieve some reduction in the consumption of coke in blast furnace operations. Nevertheless, if coke making capacity available to the industry continues to decline, future coke prices may be subject to significant escalation.

     The Company obtains its limestone and other raw materials requirements, in most cases, from multiple sources with the issue being price and quality rather than availability of supply.

     The Company utilizes scrap in its steelmaking process. Scrap is available from multiple sources with the issue being price and quality rather than availability of supply.

     The Company operates as a 100% continuously cast producer. However, the Company's requirements for slabs occasionally have exceeded its capacity to produce them, and production outages from iron or steelmaking operations have required the use of slabs from outside sources. Generally, the Company has been able to purchase slabs as and when needed. For as long as the Company continues to operate only one blast furnace, it will be required to source slabs from outside suppliers. The Company has obtained commitments for delivery of a sufficient supply of slabs during the period the No. 4 Blast Furnace is expected to remain idle.

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

COMPARATIVE PRODUCTION AND SHIPMENTS

     The rebound in domestic steel industry production and shipments which had occurred over the five year period from 1993 through 1997 was halted in the second half of 1998 due to record levels of imports. Capacity utilization, which had peaked at 93% in 1995, dropped to 86% in 1998 as most domestic steelmakers, including the Company, curtailed production in response to the oversupply condition brought on by the import glut. In addition to curtailed production, capacity utilization was affected by new steel production and finishing facilities entering the market place.

     In 1998, the Company produced 2.8 million tons of raw steel and shipped 2.6 million tons of finished and semi-finished steel products. The following table sets forth annual production capability, utilization rates and shipment information for the Company and the domestic steel industry (as reported by the AISI) for each year in the five year period ended December 31, 1998.

                            PRODUCTION AND SHIPMENTS
                            HISTORICAL MARKET SHARE

                                             1998     1997     1996     1995     1994
                                             -----    -----    -----    -----    -----
                                                      (IN THOUSANDS OF TONS)
Company
  Raw steel production.....................    2.8      2.9      2.8      2.8      2.7
  Capability...............................    3.0      3.0      3.0      3.0      3.0
  Utilization..............................   93.0%    97.0%    95.0%    95.0%    91.0%
  Shipments................................    2.6      2.8      2.9      2.7      2.6
  Shipments as a percentage of industry
     total.................................    2.5%     2.6%     2.9%     2.8%     2.7%

Industry
  Raw steel production.....................  107.6    105.4    102.2    102.7     97.9
  Capability...............................  125.3    119.0    116.1    110.4    108.2
  Utilization..............................   85.9%    88.5%    90.0%    93.0%    91.0%
  Shipments................................  102.1    105.5    100.5     97.5     95.3

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

     Domestic producers face competition from foreign producers over a broad range of products. Many foreign steel producers are aligned with governmental interests and thereby subject to influence by political and economic policy considerations, as well as prevailing market conditions. As a percentage of domestic consumption, steel imports excluding semi-finished products (primarily slabs), were at approximately 26%, 20%, and 19% in 1998, 1997 and 1996, respectively. Steel imports of hot rolled and cold rolled steel increased 42% in 1998, compared to 1997. A strong U.S. Dollar and financial crises in Asia and Russia created more intense competitive pressure from steel imports. On September 30, 1998, the Company, eleven of its competitors and two labor organizations filed trade cases against imported hot-rolled steel from Brazil, Japan, and Russia. The cases were filed with the U.S. International Trade Commission (the "ITC") and the U.S. Department of Commerce. Anti-dumping cases were filed against the three countries, while a subsidy complaint was also filed against Brazil. These cases allege the countries have engaged in dumping practices, a violation of U.S. trade laws. On November 16, 1998, the ITC issued its preliminary ruling that the high volumes of low-priced imported steel had damaged the domestic steel industry.

     On February 12, 1999, the Commerce Department made a preliminary ruling in favor of the U.S. producers on the hot-rolled cases against Brazil and Japan. The Commerce Department imposed anti-dumping duties against the steel producers of both nations as well as countervailing duties against the Brazilian producers. (Countervailing duties are meant to counter the effect of government subsidization.) The anti-dumping margins ranged from 25% to 67% against Japanese producers and from 50% to 71% against Brazilian producers. Countervailing duties assessed against Brazilian producers ranged from 6% to 9%. A preliminary finding was also made against Russian producers. However, the Commerce Department has announced a tentative suspension agreement with Russia. Under this agreement, the preliminary duties ranging from 71% to 218% will be suspended in exchange for a six month moratorium on shipments, a price floor, and import quotas limiting Russian hot-rolled steel to the pre-surge, 1996 levels.

     The Company expects the results of trade cases will help stabilize selling prices in the current market. However, the relative strength of the U.S. Dollar and the weakness of many foreign economies will cause continued competitive pricing pressures from imports.

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

RESEARCH AND DEVELOPMENT

     The Company engages in research and development for the improvement of existing products and processes, and the development of new products and product applications. During 1998, 1997, and 1996, the Company spent approximately $2.9 million, $3.1 million, and $3.4 million, respectively, for research and development activities. WEIRTEC, the Company's research and development center specializing in the advancement of steel can making technology, maintains research and prototype steel packaging manufacturing facilities, analytical laboratory facilities and computer simulation systems in Weirton, West Virginia. In recent years, WEIRTEC has played a central role in the development of thin-wall, two piece beverage can technology and other products seeking to capitalize on the Company's production expertise, particularly in coated products. WEIRTEC research projects have also included clean steel production techniques, polymer to steel lamination, and the application of galvanized steel products to the residential and commercial construction industry. WEIRTEC assists customers in the development of new products and collaborates with the AISI in the development of new product lines and production techniques to increase the use and quality of steel as a material of choice. The Company believes that the scientists, engineers, technicians and the WEIRTEC facilities enhance the Company's technical excellence, product quality and customer service.

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

     Capital expenditures for environmental control facilities were approximately $11.5 million in 1998, $8.4 million in 1997 and $9.4 million in 1996. For 1999, the Company has budgeted approximately $0.5 million in capital expenditures for environmental control facilities. Given the nature of the steelmaking industry, it can be expected that additional capital expenditures will be required from time to time to permit the Company to remain in compliance with current and future environmental regulations. Since the effects of future requirements are not determinable at present, it is not possible to predict the ultimate future cost of compliance. The Company, like its competitors, does not expect to be able to pass on to customers cost increases specifically resulting from compliance with environmental regulations.

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

     The capital projects undertaken in connection with the decree included upgrades and modifications to air emissions control equipment, wastewater treatment systems and waste handling facilities. Construction of a majority of the projects has been substantially completed, resulting in Company expenditures of approximately $14.5 million through 1998. A significant portion of these expenditures had been included in the Company's capital budget prior to the negotiations which led to the settlement. The Company anticipates that it will expend approximately an additional $5.3 million through 2000 to complete the construction and implementation of the remaining capital projects.

     The required capital projects, as well as other terms of the consent decree have necessitated, and will necessitate, changes in operating procedures at the Company's facilities. While the Company has mitigated many of the increased operating costs attributable to these changes, operating costs are likely to increase as a result of the requirements. Based on its experience thus far, the Company does not believe that any such increase will be material to its results of operations.

  WATER DISCHARGE PERMITTING

     In June 1994, the DEP issued a renewal National Pollutant Discharge Elimination System ("NPDES") permit to the Company for its water discharges. The renewal NPDES permit contained a number of new requirements and effluent limitations. In February 1997, the Company reached a settlement with the DEP regarding remaining NPDES issues. That settlement was amended in July 1997 and again in 1998. Among other things, the amended settlement requires the Company to achieve compliance by June 2001 with more stringent effluent limitations and to conduct certain defined studies with regard to other potentially more stringent effluent limitations. It is not possible at this time to estimate the costs which may be necessitated to achieve compliance with the final limitations, in part because DEP has not made final determinations regarding the limitations.

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

  TEX TIN SITE

     In September 1989, the EPA notified the Company that it was considered to be among a number of PRPs for the disposal of wastes at the Tex Tin site near Texas City, Texas, and requested the Company's voluntary participation in certain remedial actions. The Company's records do not indicate any involvement with the site by the Company. Both the Company and National were named as defendants in a suit filed by Amoco Chemical Corporation in the U.S. District Court for the Southern District of Texas in May 1996; the Company, however, was never served with a summons and thus is not currently a party to the action. The suit alleges that the Company, National and numerous other defendants are liable for Amoco's remedial costs expended at the Tex Tin site. The Company believes that National would be responsible for any remedial actions if there had been prior involvement by the Division. The complaint has lapsed without proper service on the Company, as a result of which the Company believes it cannot be made a party to this action.

  HANOVER TOWNSHIP SITE

     In May 1992, the Company received notice from the Pennsylvania Department of Environmental Resources that it was considering a closure plan and post-closure plan for a solid waste landfill facility in Hanover Township, Pennsylvania (the "Hanover Site") operated by Starvaggi Industries Inc. From at least the 1960's through mid-1983, National and, after mid-1983, the Division and the Company disposed of solid wastes at the facility. The Company believes that while it disposed of various materials which were residual to the steelmaking industry, such materials were not classified as hazardous wastes under applicable law. At this time, definitive closure plans and post-closure care plans have not been adopted. National's liability with respect to the closure of this facility is limited to $1.0 million. Although there can be no assurances, the Company does not anticipate that its costs for site closure will exceed the limitation on National's liability.

  SHILOH LANDFILL

     The Company leases certain real property in Hancock County, West Virginia, known as the Shiloh Landfill ("Shiloh Landfill"), from Shiloh River Corporation ("SRC"). Under an agreement with SRC, which remains the operator of the solid waste landfill at that site, the Company is the intended sole disposer. The Company disposed of some of its general refuse, construction and demolition debris, and industrial non-hazardous waste materials at the Shiloh Landfill. In February 1997, SRC received a compliance order from the DEP, which cited a number of operational deficiencies and required Shiloh Landfill to undertake numerous activities for the purposes of remediating alleged violations of applicable law and regulations. Although certain of the required activities were undertaken by Shiloh Landfill in a timely manner, SRC and the Company filed a notice of appeal on March 11, 1997 with regard to certain other requirements and allegations. The Company and SRC entered into settlement discussions with DEP, and these discussions culminated in a Consent Order and Agreement ("CO&A") which was entered by the West Virginia Environmental Quality Board in September 1997. Under the terms of the CO&A, SRC was to cease accepting waste at the Shiloh Landfill on or before December 31, 1998, and is to complete closure activities at the facility on or before June 30, 1999. SRC and the Company are jointly responsible for conducting post-closure care at the facility. The Company ceased delivering its waste to the Shiloh Landfill in October 1998 and began disposing of its non-hazardous waste material at another site in the vicinity under a ten year disposal agreement with its operator.

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

     The Company's ability to obtain future reimbursement or indemnification relating to environmental claims from National depends, in addition to National's continued financial viability, on the nature of future claims made by the Company and on the parties' agreement as to contractual coverage of the claims.

EMPLOYEES

     At December 31, 1998, the Company, had 4,329 active employees, of whom 3,262 were engaged in the manufacture of steel products, 508 in support services, and 154 in sales and marketing activities and 405 in management and administration. Of the 4,329 active employees at December 31, 1998, 510 were on short-term layoff. In 1992, the Company implemented a strategic program designed to reduce its workforce primarily through retirement programs and attrition. Through that program, the Company reduced its overall workforce by 19% through 1995. In 1996, the Company implemented an additional program to reduce its supervisory and managerial workforce by approximately 20%. In 1997, the Company reduced its represented workforce by approximately 13% from 1995 levels through a retirement program. In 1998, the Company implemented another program to reduce its supervisory and managerial workforce through an early retirement window. As a result of the window, the Company expects to reduce its supervisory and managerial workforce by 8% in 1999.

     At December 31, 1998, approximately 3,530 active Company employees in bargaining units covering production and maintenance workers, clerical workers and nurses were represented by the Independent Steelworkers Union (the "ISU"). The Company is a party to collective bargaining agreements with the ISU for those units and with the Independent Guard Union for security personnel, which expire in March 2001 and May 2000, respectively. The Company believes that the terms of its collective bargaining agreements are generally comparable to those between other major steel producers and their unions. However, the Company's agreements provide for the continuation of a Company-wide profit sharing plan pursuant to which up to 35% of adjusted net earnings may be paid to employees and substantially eliminate many restrictive workrules pertaining to the assignment and scheduling of employees.

     From January 1984 until June 1989, the Company was owned in its entirety by its employees through the Company's 1984 Employee Stock Ownership Plan (the "1984 ESOP"), in which substantially all employees were participants. In June 1989, the 1984 ESOP completed a public offering of common stock, resulting in that security being listed and traded on the New York Stock Exchange.

     Substantially all the Company's employees participate in its two ESOPs which owned approximately 24.2% of the outstanding common and substantially all of the outstanding preferred shares of the Company at March 19, 1999. These securities represented approximately 45.8% of the voting power of the Company's voting stock.

ITEM 2.  PROPERTIES

     The Company owns approximately 2,400 acres in the Weirton, West Virginia, area which are devoted to the production and finishing of steel products, research and development, storage, support services and administra-tion. The Company owns trackage and railroad rolling stock for materials movement, water craft for barge docking, power generation facilities and numerous items of heavy industrial equipment. The Company has no material leases for real property. The Company's mill and related facilities are accessible by water, rail and road transportation. The Company believes that its facilities are suitable to its needs and are adequately maintained.

     The Company's operating facilities include two operable blast furnaces with an annual hot metal capacity of approximately 2.6 million tons. In March 1997, the Company completed a planned major reline and rebuild of its largest iron making vessel, the No. 1 Blast Furnace, as part of a capital expenditure program for that facility approximating $85.0 million. The rebuild was designed to increase iron production and quality, improve production efficiencies, reduce costs and enhance environmental protection. In December 1998, the Company temporarily idled its smaller No. 4 Blast Furnace to more closely align iron production with reduced demand, which necessitated the purchase of some outside slabs for finishing purposes. See Item 1. "Business--Raw Materials." The Company's ironmaking operations through 1996 also included a sinter plant, used to process scale, sludge and other by-products for recycling back into blast furnace operations. In December 1996, the Company temporarily discontinued operations at the sinter plant pending an assessment of the facility's production equipment and the feasibility of improvements believed necessary to assure the plant's continuing compliance with more stringent future air pollution control standards. The facility remained idle for 1997 and 1998 pending ongoing assessment. The Company has purchased iron pellets from outside commercial sources to replace the sinter plant output. The Company's primary steelmaking facilities include a two vessel BOP shop with an annual capacity of
3.0 million tons of raw steel (based on a two blast furnace operation). Primary steelmaking facilities also include a CAS-OB facility, two RH degassers, and a four strand continuous caster with an annual slab production capacity of up to
3.0 million tons. The Company's downstream operations include a hot strip mill with a design capacity of 3.8 million tons, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities. See the "Comparative Production and Shipments" section of Item 1 for additional information regarding production capacity and utilization rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     As of March 19, 1999, there were 41,578,068 shares of common stock, $.01 par value ("Common Stock"), outstanding held by stockholders of record. The principal market for the Common Stock is the New York Stock Exchange, on which that security has been listed since June 1989.

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

     Under restrictive covenants relating to the Company's indebtedness, the Company's ability to pay dividends on its stock is limited to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from subsequent issuances of certain capital stock, less certain allowable payments. As of December 31, 1998, pursuant to these covenants, the Company could pay dividends on its Common Stock of up to $92.0 million.

     As of March 19, 1999, 10,054,405 shares of Common Stock, or 24% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank--North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 6,256 participants who were active or former employees of the Company. In addition, as of March 19, 1999 there were 1,673,182 shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred Stock"), outstanding. As of that date, United National Bank--North, as Trustee of the Company's second Employee Stock Ownership Plan (the "1989 ESOP"), was the record owner of 1,652,763 shares of the Series A Preferred Stock, or over 98% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 7,118 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a liquidation preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 votes in all matters presented to the stockholders for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under
Item 1.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                                       1997               1998              1999(1)
                                    -----------        -----------        -----------
             QUARTER                HIGH    LOW        HIGH    LOW        HIGH    LOW
             -------                ----    ---        ----    ---        ----    ---
First.............................   3 3/8   2 1/2     3 3/16   2 11/16    2 1/8   1 1/2
Second............................   3 1/4   2 1/2      4 7/16  3 3/8
Third.............................   5 1/4   2 11/16    3 7/8   2 1/2
Fourth............................   4 5/8   2 1/2      2 1/2   1 1/2

---------------

(1) First Quarter 1999 through March 19, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference to the caption "Selected Financial and Statistical Data" of the Company's 1998 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to the "Management's Discussion and Analysis" caption of Company's 1998 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" caption within "Management's Discussion and Analysis" in the Company's 1998 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1998 Annual Report to Stockholders is not deemed filed as part of this Report for purposes of this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are incorporated herein by reference to the Company's 1998 Annual Report to Stockholders and are listed in Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" hereof. With the exception of the information specifically incorporated by reference, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this item.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 19, 1999 were as follows:

                                            AGE AT
NAME                                    MARCH 19, 1999                        OFFICE
----                                    --------------                        ------
Richard K. Riederer...................        55         President and Chief Executive Officer

Craig T. Costello.....................        51         Executive Vice President--Manufacturing and
                                                         Chief Operating Officer

Earl E. Davis, Jr.....................        50         Executive Vice President--Commercial

David L. Robertson....................        55         Executive Vice President--Human Resources and
                                                         Corporate Law

Narendra M. Pathipati.................        41         Senior Vice President--Corporate Development and
                                                         Strategy

Thomas W. Evans.......................        62         Vice President--Materials Management

William R. Kiefer.....................        49         Vice President--Law and Secretary

Frank G. Tluchowski...................        48         Vice President--Engineering

Mark E. Kaplan........................        37         Vice President--Information Technology and
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

     Mark E. Kaplan was appointed Vice President--Information Technology and Controller in March 1999. Mr. Kaplan has served as Controller since September 1995. Prior to that, Mr. Kaplan was employed by Arthur Andersen LLP, where he held a number of positions, most recently as Senior Audit Manager.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this item.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of financial statements required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

      FINANCIAL STATEMENTS                                          PAGE
      --------------------                                          ----
      Report of Independent Public Accountants....................   (*)

      Consolidated Statements of Income for the years ended
        December 31, 1998, 1997 and 1996..........................   (*)

      Consolidated Balance Sheets as of December 31, 1998 and
        1997......................................................   (*)

      Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996..........................   (*)

      Notes to Consolidated Financial Statements..................   (*)

      Supplementary Financial Information.........................   (*)
      ---------
        * Incorporated in this Report by reference from the
          Company's 1998 Annual Report to Stockholders referred to
          in Exhibit 13.1 below.

     2. The list of financial statement schedules required to be filed by Item
        8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

        Report of Independent Public Accountants on Financial
          Statement Schedules.......................................  S-1

        Schedules:
             I Condensed Financial Information of Registrant........  S-2
             II Valuation and Qualifying Accounts...................  S-5

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

    Exhibit 10.1   Redacted Pellet Sale and Purchase Agreement dated as of
                   September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated By reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244);

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

    Exhibit 10.7   Weirton Steel Corporation 1987 Stock Option Plan
                   (incorporated by reference to Exhibit 10.7 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1997, Commission File No. 1-10244).

    Exhibit 10.8 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-1024).

    Exhibit 10.9 Weirton Steel Corporation Amended Performance Incentive Plan for the Period 1996 through 1998 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File
                   No. 1-10244).

    Exhibit 10.10  Weirton Steel Corporation Supplemental Senior Executive
                   Retirement Plan (incorporated by reference to the Exhibit
                   10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No.
                   1-10244).

    Exhibit 10.11  Weirton Steel Corporation Supplemental Executive Retirement
                   Plan (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-10244).

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

    Exhibit 10.14 Employment Agreement between Thomas W. Evans and the Company dated April 21, 1987, including Amendment dated July 19,
                   1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 10.28 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, Commission File No. 1-10244).

    Exhibit 10.15  Employment Agreement between Craig T. Costello and the
                   Company dated July, 20, 1993 (incorporated by reference to
                   Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

    Exhibit 10.16  Employment Agreement between William R. Kiefer and the
                   Company dated July 21, 1993 (incorporated by reference to
                   Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

    Exhibit 10.17  Employment Agreement between David L. Robertson and the
                   Company dated March 11, 1996 (incorporated by reference to
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).

    Exhibit 10.18  Employment Agreement between Narendra M. Pathipati and the
                   Company dated December 16, 1993 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

    Exhibit 10.19  Employment Agreement between Earl E. Davis, Jr. and the
                   Company, as amended dated March 25, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 30, 1998, Commission File No. 1-10244).

    Exhibit 10.20 Employment Agreement between Mark E. Kaplan and the Company dated August 13, 1996 (incorporated by reference to Exhibit
                   10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No.
                   1-10244).

    Exhibit 10.21  Employment Agreement between Frank G. Tluchowski and the
                   Company dated April 9, 1998 (incorporated by reference to
                   Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998 Commission File No.
                   1-10244).

    Exhibit 13.1   1998 Annual Report to Stockholders of Weirton Steel
                   Corporation (filed herewith). Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.

    Exhibit 22.1   Subsidiaries of the Company (filed herewith).

    Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).

    Exhibit 27     Financial data schedule for year ended December 31, 1998
                   (filed herewith).

     (b) Reports on Form 8-K -- None

     (c) The exhibits as listed under Item 14(a)(3), are filed herewith or incorporated herein by reference.

     (d) The financial statement schedules listed under Item 14(a)(2), are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                            WEIRTON STEEL CORPORATION

                                            By: /s/ RICHARD K. RIEDERER
                                              ----------------------------------
                                                     Richard K. Riederer
                                                President and Chief Executive
                                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 31st day of March, 1998.

/s/ RICHARD K. RIEDERER
------------------------------------------------------
Richard K. Riederer
President and Chief Executive Officer
(principal executive and financial officer)

/s/ MARK E. KAPLAN
------------------------------------------------------
Mark E. Kaplan
Controller
(principal accounting officer)

/s/ MICHAEL BOZIC
------------------------------------------------------
Michael Bozic
Director

/s/ RICHARD R. BURT
------------------------------------------------------
Richard R. Burt
Chairman of the Board of Directors

/s/ CRAIG T. COSTELLO
------------------------------------------------------
Craig T. Costello
Director

/s/ ROBERT J. D'ANNIBALLE
------------------------------------------------------
Robert J. D'Anniballe
Director

/s/ EARL E. DAVIS
------------------------------------------------------
Earl E. Davis
Director

------------------------------------------------------
Mark G. Glyptis
Director

------------------------------------------------------
Phillip A. Karber
Director

------------------------------------------------------
Ralph E. Reins
Director

------------------------------------------------------
Robert S. Reitman
Director

/s/ RICHARD F. SCHUBERT
------------------------------------------------------
Richard F. Schubert
Director

/s/ THOMAS R. STURGES
------------------------------------------------------
Thomas R. Sturges
Director

/s/ RONALD C. WHITAKER
------------------------------------------------------
Ronald C. Whitaker
Director

/s/ D. LEONARD WISE
------------------------------------------------------
D. Leonard Wise
Director

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

Exhibit 10.1       Redacted Pellet Sale and Purchase Agreement dated as of
                   September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated By reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244):

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

Exhibit 10.7       Weirton Steel Corporation 1998 Stock Option Plan
                   (incorporated by reference to Exhibit 10.7 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1997, Commission File No. 1-10244).

Exhibit 10.8 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-1024).

Exhibit 10.9 Weirton Steel Corporation Amended Performance Incentive Plan for the Period 1996 through 1998 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File
                   No. 1-10244).

Exhibit 10.10      Weirton Steel Corporation Supplemental Senior Executive
                   Retirement Plan (incorporated by reference to the Exhibit
                   10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No.
                   1-10244).

Exhibit 10.11      Weirton Steel Corporation Supplemental Executive Retirement
                   Plan (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-10244).

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

Exhibit 10.14 Employment Agreement between Thomas W. Evans and the Company dated April 21, 1987, including Amendment dated July 19,
                   1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 10.28 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, Commission File No. 1-10244).

Exhibit 10.15      Employment Agreement between Craig T. Costello and the
                   Company dated July 20, 1993 (incorporated by reference to
                   Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

Exhibit 10.16      Employment Agreement between William R. Kiefer and the
                   Company dated July 21, 1993 (incorporated by reference to
                   Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

Exhibit 10.17      Employment Agreement between David L. Robertson and the
                   Company dated March 11, 1996 (incorporated by reference to
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).

Exhibit 10.18      Employment Agreement between Narendra M. Pathipati and the
                   Company dated December 16, 1993 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

Exhibit 10.19      Employment Agreement between Earl E. Davis, Jr. and the
                   Company, as amended dated March 25, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 30, 1998, Commission File No. 1-10244).

Exhibit 10.20 Employment Agreement between Mark E. Kaplan and the Company dated August 13, 1996 (incorporated by reference to Exhibit
                   10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No.
                   1-10244).

Exhibit 10.21      Employment Agreement between Frank G. Tluchowski and the
                   Company dated April 9, 1998 (incorporated by reference to
                   Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998 Commission File No.
                   1-10244).

Exhibit 13.1       1998 Annual Report to Stockholders of Weirton Steel
                   Corporation (filed herewith). Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.

Exhibit 22.1       Subsidiaries of the Company (filed herewith).

Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).

Exhibit 27         Financial data schedule for year ended December 31, 1998
                   (filed herewith).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Weirton Steel Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weirton Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in Item 14(a)2 of the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 19, 1999

                           WEIRTON STEEL CORPORATION
                 CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                   SCHEDULE 1
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                            ----          ----          ----
NET SALES..............................................  $1,254,796    $1,397,204    $1,383,301

OPERATING COSTS:
  Cost of sales........................................   1,116,450     1,258,035     1,282,424
  Discount on sale of finance receivables to
     subsidiary........................................      18,014        19,369        19,768
  Selling, general and administrative expense..........      34,186        32,544        35,600
  Depreciation.........................................      60,677        60,855        58,019
  Restructuring charge.................................       2,871        17,000        16,959
                                                         ----------    ----------    ----------
     Total operating costs.............................   1,232,198     1,387,803     1,412,770
                                                         ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS..........................      22,598         9,401       (29,469)
  Equity income from subsidiaries......................       5,038         8,323         8,971
  Interest expense.....................................     (43,687)      (48,095)      (43,806)
  Interest income......................................       5,929         5,597         6,191
  ESOP contribution....................................      (2,610)       (2,610)       (2,610)
                                                         ----------    ----------    ----------
LOSS BEFORE INCOME TAXES...............................     (12,732)      (27,384)      (60,722)
  Income tax benefit...................................      (6,605)       (9,642)      (16,235)
                                                         ----------    ----------    ----------
LOSS BEFORE EXTRAORDINARY ITEM.........................      (6,127)      (17,742)      (44,487)
  Loss on early extinguishment of debt.................          --            --        (5,431)
                                                         ----------    ----------    ----------
NET LOSS...............................................  $   (6,127)   $  (17,742)   $  (49,918)
                                                         ==========    ==========    ==========

PER SHARE DATA:
  Weighted average number of common shares:
     Basic.............................................      41,924        42,622        42,370
     Diluted...........................................      41,924        42,622        42,370

BASIC EARNINGS PER SHARE:
Loss before extraordinary item.........................  $    (0.15)   $    (0.42)   $    (1.05)
Loss on early extinguishment of debt...................          --            --         (0.13)
                                                         ----------    ----------    ----------
NET LOSS PER COMMON SHARE..............................  $    (0.15)   $    (0.42)   $    (1.18)
                                                         ==========    ==========    ==========

DILUTED EARNINGS PER SHARE:
Loss before extraordinary item.........................  $    (0.15)   $    (0.42)   $    (1.05)
Loss on early extinguishment of debt...................          --            --         (0.13)
                                                         ----------    ----------    ----------
NET LOSS PER COMMON SHARE..............................  $    (0.15)   $    (0.42)   $    (1.18)
                                                         ==========    ==========    ==========

                           WEIRTON STEEL CORPORATION
                     CONDENSED PARENT COMPANY BALANCE SHEET

                                   SCHEDULE I
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                                 ----          ----
Assets:
Current assets:
  Cash and equivalents......................................  $   53,063    $  107,617
  Receivables...............................................         229            76
  Inventories...............................................     259,332       260,933
  Deferred income taxes.....................................      43,254        34,437
  Other current assets......................................       4,519         4,985
                                                              ----------    ----------
     Total current assets...................................     360,397       408,048
                                                              ----------    ----------
Property, plant and equipment, net..........................     574,692       591,389
Investment in and advances to unconsolidated subsidiaries...     129,065       151,529
Deferred income taxes.......................................     119,013       116,952
Other assets and deferred charges...........................      12,273        14,021
                                                              ----------    ----------
  Total Assets..............................................  $1,195,440    $1,281,939
                                                              ==========    ==========

Liabilities:
Current liabilities:
  Current portion of long term debt obligations.............  $   84,044    $   42,163
  Payables..................................................     120,811       132,666
  Employment costs..........................................      63,941        61,800
  Other current liabilities.................................      25,674        34,382
                                                              ----------    ----------
  Total current liabilities.................................     294,470       271,011
Long term debt obligations..................................     304,626       388,997
Long term pension obligations...............................      81,908        97,542
Postretirement benefits other than pensions.................     337,441       338,474
Other long term liabilities.................................      33,214        32,809
                                                              ----------    ----------
     Total Liabilities......................................   1,051,659     1,128,833
                                                              ----------    ----------
Redeemable stock............................................      22,238        20,579

Stockholders' Equity:
Common stock, $0.01 par value; 50,000,000 authorized;
  43,178,134 and 42,846,184 shares issued...................         432           428
Additional paid-in capital..................................     457,851       456,379
Retained earnings (deficit).................................    (329,141)     (323,014)
Other stockholders equity...................................      (7,599)       (1,266)
                                                              ----------    ----------
     Total Stockholders' Equity.............................     121,543       132,527
                                                              ----------    ----------
     Total Liabilities, Redeemable Stock and Stockholders'
      Equity................................................  $1,195,440    $1,281,939
                                                              ==========    ==========

                           WEIRTON STEEL CORPORATION
                CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

                                   SCHEDULE I
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997        1996
                                                              ----        ----        ----
NET CASH PROVIDED BY OPERATING ACTIVITIES.................  $ 18,188    $ 53,800    $  34,806

CASH FLOWS USED BY INVESTING ACTIVITIES
  Investment in unconsolidated subsidiaries...............    (7,561)       (100)          --
  Other capital spending..................................   (48,691)    (60,070)     (67,937)
  Investment in MetalSite LP..............................    (2,575)         --           --
  Investment in Weirton Receivables, Inc..................    34,667      10,447          707
                                                            --------    --------    ---------
NET CASH USED BY INVESTING ACTIVITIES.....................   (24,160)    (49,723)     (67,230)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
  Repayment of debt obligations...........................   (42,831)         --     (105,676)
  Proceeds from issuance of long term debt obligations....        --          --      122,610
  Common shares issuable..................................       532         664          773
  Purchase of common shares for treasury..................    (6,283)         --           --
  Deferred financing costs................................        --          --       (4,097)
                                                            --------    --------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES..........   (48,582)        664       13,610

NET CHANGE IN CASH AND EQUIVALENTS........................   (54,554)      4,741      (18,814)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...............   107,617     102,876      121,690
                                                            --------    --------    ---------

CASH AND EQUIVALENTS AT END OF PERIOD.....................  $ 53,063    $107,617    $ 102,876
                                                            ========    ========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest..............  $ 45,953    $ 48,489    $  40,275
  Income taxes paid (refunded), net.......................     7,803      (2,556)      (3,699)
  Dividends from Weirton Receivable, Inc..................     2,971       4,232        6,436

Note

In 1998, the Company accounted for their investment in subsidiaries using the equity method for 1998, 1997 and 1996.

                    WEIRTON STEEL CORPORATION AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT    CHARGES TO                BALANCE AT
                                                   BEGINNING OF    COST AND                   END OF
               DESCRIPTION                  YEAR      PERIOD       EXPENSE     DEDUCTIONS     PERIOD
               -----------                  ----      ------       -------     ----------     ------
Allowance for doubtful accounts,
  discounts, claims and allowances........  1998     $ 9,853       $32,001      $33,280      $ 8,574
                                            1997       7,684        30,865       28,696        9,853
                                            1996     $ 8,688       $26,832      $27,836      $ 7,684

Valuation allowance for deferred tax
  assets..................................  1998     $45,547       $ 1,321      $    --      $46,868
                                            1997      41,249         4,298           --       45,547
                                            1996     $30,943       $10,306      $    --      $41,249