Form 10-Q
period 1999-03-31
WEIRTON STEEL CORP
filed 1999-05-17
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 30, 1999 was 41,578,703.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                                ----        ----
NET SALES...................................................  $265,138    $341,321
OPERATING COSTS:
     Cost of sales..........................................   261,516     299,436
     Selling, general and administrative expenses...........    10,249       9,881
     Depreciation...........................................    15,176      17,019
     Provision for profit sharing...........................        --       1,123
                                                              --------    --------
       Total operating costs................................   286,941     327,459
                                                              --------    --------
INCOME (LOSS) FROM OPERATIONS...............................   (21,803)     13,862
     Income (loss) from unconsolidated subsidiaries.........       (13)         23
     Interest expense.......................................   (11,024)    (11,657)
     Interest income........................................       618       1,182
     ESOP contribution......................................      (653)       (653)
                                                              --------    --------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST.....   (32,875)      2,757
     Income tax provision (benefit).........................    (4,916)        510
                                                              --------    --------
INCOME (LOSS) BEFORE MINORITY INTEREST......................   (27,959)      2,247
     Minority interest in loss of consolidated subsidiary...       103          --
                                                              --------    --------
NET INCOME (LOSS)...........................................  $(27,856)   $  2,247
                                                              ========    ========
PER SHARE DATA:
Weighted average number of common shares (in thousands):
     Basic..................................................    41,578      42,926
     Diluted................................................    41,578      44,675
NET INCOME (LOSS) PER SHARE:
     Basic..................................................  $  (0.67)   $   0.05
     Diluted................................................  $  (0.67)   $   0.05

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------     ---------
ASSETS:
Current Assets:
     Cash and equivalents, includes restricted cash of $899
      and $1,275 respectively...............................  $   80,775      $   68,389
     Receivables, less allowances of $7,582 and $8,574,
      respectively..........................................     122,764         112,278
     Inventories............................................     180,957         259,332
     Deferred income taxes..................................      41,254          43,254
     Other current assets...................................       3,778           4,443
                                                              ----------      ----------
       Total current assets.................................     429,528         487,696
     Property, plant and equipment, net.....................     564,034         576,238
     Investment in unconsolidated subsidiaries..............       7,925           7,938
     Deferred income taxes..................................     116,327         111,411
     Other assets and deferred charges......................      12,081          12,416
                                                              ----------      ----------
          Total assets......................................  $1,129,895      $1,195,699
                                                              ==========      ==========
LIABILITIES:
Current Liabilities:
     Current portion of long term debt obligations..........  $   84,044      $   84,044
     Payables...............................................      86,362         120,697
     Employment costs.......................................      55,731          63,966
     Taxes other than income taxes..........................      13,355          15,060
     Other current liabilities..............................      14,641          10,957
                                                              ----------      ----------
          Total current liabilities.........................     254,133         294,724
     Long term debt obligations.............................     304,711         304,626
     Long term pension obligations..........................      84,796          81,908
     Postretirement benefits other than pensions............     336,472         337,443
     Other long term liabilities............................      33,205          33,217
                                                              ----------      ----------
          Total liabilities.................................   1,013,317       1,051,918
                                                              ----------      ----------
Redeemable stock............................................      22,872          22,238
Stockholders' equity:
     Common stock, $0.01 par value; 50,000,000 authorized;
      43,561,987 and 43,178,134 shares issued...............         435             432
     Additional paid-in capital.............................     457,695         457,851
     Retained earnings (deficit)............................    (356,997)       (329,141)
     Other stockholders' equity.............................      (7,427)         (7,599)
                                                              ----------      ----------
          Total stockholders' equity........................      93,706         121,543
                                                              ----------      ----------
          Total liabilities, redeemable stock and
            stockholders' equity............................  $1,129,895      $1,195,699
                                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(27,856)   $  2,247
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation...........................................    15,176      17,019
     Amortization of deferred financing costs...............       403         519
     ESOP Contribution......................................       653         653
     Deferred income taxes..................................    (2,916)       (990)
     Cash provided (used) by working capital items:
       Receivables..........................................   (10,486)    (28,517)
       Inventories..........................................    78,375      50,137
       Other current assets.................................       665      (3,029)
       Payables.............................................   (34,335)    (12,675)
       Other current liabilities............................    (6,256)    (11,485)
     Long term pension obligation...........................     2,888         140
     Other..................................................      (953)       (422)
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    15,358      13,597
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in unconsolidated subsidiary...................        --      (1,826)
  Capital spending..........................................    (2,972)     (9,031)
                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES.......................    (2,972)    (10,857)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt obligations.............................        --     (42,163)
                                                              --------    --------
NET CASH USED BY FINANCING ACTIVITIES.......................        --     (42,163)
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................    12,386     (39,423)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................    68,389     124,690
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 80,775    $ 85,267
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  7,720    $  9,950
  Income taxes paid (refunded), net.........................    (2,000)      1,500

   The accompanying notes are an integral part of these financial statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
      (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Financial Statements presented herein are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries, are hereafter referred to as the "Company." Entities of which the Company owns a majority interest are consolidated; entities of which the Company owns a less than majority interest are not consolidated and are reflected in the consolidated financial statements using the equity method of accounting. All intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

     Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 1998 Annual Report on Form 10-K.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                                ----           ----
Raw materials...............................................  $ 61,331       $ 84,274
Work-in-process.............................................    40,365         82,331
Finished goods..............................................    79,261         92,727
                                                              --------       --------
                                                              $180,957       $259,332
                                                              ========       ========

NOTE 3

EARNINGS PER SHARE

     For the quarter ended March 31, 1999, basic and diluted earnings per share were the same; however, securities totaling 1,678,744 were excluded from the diluted earnings per share calculation due to their antidilutive effect. The following represents a reconciliation between basic earnings per share and diluted earnings per share for the quarter ended March 31, 1998:

                                                         FOR THE QUARTER ENDED MARCH 31, 1998
                                                        --------------------------------------
                                                                                    PER SHARE
                                                         INCOME        SHARES        AMOUNT
                                                        --------    ------------   -----------
Basic earnings per share:
  Net income..........................................   $2,247      42,925,557       $0.05
Effect of dilutive securities
  Series A Preferred..................................       --       1,727,794          --
  Stock options.......................................       --          21,757          --
                                                         ------      ----------       -----
Diluted earnings per share:
  Net income..........................................   $2,247      44,675,108       $0.05
                                                         ======      ==========       =====

NOTE 4

COMPREHENSIVE INCOME

     Financial Accounting Standard No. 130 ("SFAS"), establishes standards for reporting and displaying comprehensive income and its components, requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income calculated under SFAS No. 130 is the same as the net income reported by the Company for the quarters ended March 31, 1999 and 1998.

NOTE 5

FINANCING ARRANGEMENTS

     On March 29, 1999, through its wholly owned subsidiary, Weirton Receivables Inc. ("WRI"), the Company amended its existing Receivables Facility with a group of three banks (the "WRI Amended Receivables Facility"). The WRI Amended Receivables Facility provides a total commitment by the banks of up to $80.0 million, including a letter of credit subfacility of up to $25.0 million. The amount of participation interest in the accounts receivable available for cash sale to the banks fluctuates depending upon the nature and amounts of receivables generated by the Company which are sold into the program, and certain financial test applicable to them.

     The financial tests that were applicable to the receivable facility prior to March 29, 1999 were amended so that, in most cases, the amount of participation interest available for cash sale to the banks is greater under the WRI Amended Receivables Facility than under the pre-existing facility. The WRI Amended Receivables Facility has a term that extends through April 2004. The March 29, 1999 amendment also modified the events and circumstances that trigger the termination of the facility. The other terms and conditions of the WRI Amended Receivables Facility are substantially the same as those of the pre-existing facility.

     As of March 31, 1999, while no funded participation interest had been sold under the WRI Amended Receivables Facility, $12.8 million in letters of credit under the subfacility were in place. After amounts in place under the letter of credit subfacility, the base amount available for cash sale was approximately $43.2 million.

NOTE 6

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with regulatory requirements.

     As of March 31, 1999, the Company had an accrued liability of $7.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency ("EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is possible at the present time to estimate the ultimate cost to comply with EPA's requirements or conduct remedial activity that may be required.

NOTE 7

COMMITMENTS AND CONTINGENCIES

     The Company participates in a joint venture GalvPro L.P. ("GalvPro") with affiliates of Koninklijke Hoogovens ("Hoogovens") to construct and operate a 300,000-ton per year hot dipped galvanizing line. The facility is expected to be completed and become operational in the fourth quarter of 1999.

     Construction of GalvPro's facility is being financed primarily through a ten-year term loan secured by GalvPro's assets. In connection with the initial funding of the loan in February 1999, the Company, jointly and severally with affiliates of Hoogovens, agreed to prepay up to a total of $6.0 million of the loan if GalvPro's facility fails to attain certain defined efficiency standards within an allowed period of time after operations commence. Except for the prepay agreements, the $49.0 million term loan is non-recourse to the Company and Hoogovens affiliates. The Company and Hoogovens affiliates have each secured their respective obligations to the other by pledging their interest in GalvPro.

     The amount of the prepayment is graduated based on operating performance, but it will not exceed $6.0 million. The Company's management believes that the likelihood that GalvPro will fail to meet the minimum operating performance level is remote. Notwithstanding management's belief, GalvPro, together with the project lender, is loss payee under a policy of efficacy insurance carried by the project's general contractor. The policy provides up to $4.0 million in coverage in the event GalvPro fails to commence operation on schedule and up to an additional $4.0 million if GalvPro's facility fails to operate at the defined efficiency standards required by the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with and are qualified in their entirety by the unaudited consolidated financial statements of the Company and notes thereto. The unaudited consolidated financial statements of Weirton Steel Corporation include the accounts of its majority owned subsidiaries. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiaries are hereafter referred to as the "Company."

OVERVIEW

     The Company is a major integrated producer of flat rolled carbon steels with major product lines consisting of sheet and tin mill product. Sheet product includes hot and cold rolled and both hot-dipped and electrolytic galvanized steels. Tin mill product includes tin-plate, chrome coated and black plate.

     Domestic steel producers face significant competition from foreign producers. Beginning in the second half of 1998 and continuing through the first quarter of 1999, foreign competition adversely affected product prices in the United States and the tonnages sold by domestic producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuation in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. In 1998, foreign producers exported
41.4 million tons of steel to the United States, an all time record, compared to
31.2 million tons in 1997. A
significant portion of the increase occurred in the second half of 1998 and a significant amount of such tonnage was being dumped in violation of U.S. law.

     The Company and other domestic steel producers are seeking legal and legislative remedies to stop the flow of illegally dumped steel imported into the United States. On September 30, 1998, the Company, eleven of its competitors and two labor organizations filed trade cases against imported hot-rolled steel from Brazil, Japan and Russia. After making preliminary finding, on April 29, 1999, the United States Department of Commerce assessed final anti-dumping duties against Japanese producers ranging up to 67%.

     In February 1999, the Commerce Department had assessed preliminary duties against Brazilian and Russian producers. The Commerce Department has delayed its final ruling on Brazilian producers until July 6, 1999. A final ruling on Russian producers has been delayed until June 10, 1999. The Commerce Department had proposed a tentative suspension agreement with Russian producers. It is possible that the Commerce Department is negotiating a final suspension agreement with both Russian and Brazilian producers. If a suspension agreement is ratified with Russian and/or Brazil, producers from those countries could avoid tariffs.

     The International Trade Commission ("ITC") is scheduled to rule whether or not Japanese imports have damaged the domestic steel industry in June 1999. If they rule that Japanese imports have damaged the industry, the duties assessed by the Commerce Department will remain in place for five years. An ITC ruling on imports from Russia and Brazil would occur after the Commerce Department assesses duties against producers from those nations.

     On March 17, 1999, the House of Representatives passed House Bill 975, the "Stop the Illegal Steel Trade Act of 1999" which would limit steel imports into the United States. Although the bill is expected to be taken up promptly in the Senate, passage by the Senate and approval by the President will be necessary before the bill would provide any relief to the domestic steel industry.

     The efforts of the Company and other domestic producers and labor organizations have had some impact on import levels. Imports declined in the first quarter of 1999 when compared to the average rate of imports during the second half of 1998. However, the import surge in the second half on 1998 continued to adversely affect the domestic steel market in the first quarter of 1999. When compared to the first quarter of 1998, the Company's first quarter 1999 results reflect weaker demand and lower pricing. In response to these weak market conditions, the Company idled its No. 4 Blast Furnace in December 1998. It remained idle for the first quarter of 1999. The Company met its order requirements from the output of its No. 1 Blast Furnace, the reduction of existing inventory and sourcing slabs from third parties.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     In the first quarter of 1999, the Company recognized a net loss of $27.9 million or $0.67 per diluted share compared to net income of $2.2 million or $0.05 per diluted share for the same period in 1998. The results for the first quarter of 1998 included a provision for profit sharing of $1.1 million.

     Net sales in the first quarter of 1999 were $265.1 million, a decrease of $76.2 million or 22% from the first quarter of 1998. Total shipments in the first quarter of 1999 were 580 thousand tons compared to the first quarter of 1998 shipments of 686 thousand tons. Lower shipments and sales revenue were caused by the continuation throughout the first quarter of 1999 of the market decline created by the record volume of imports in the second half of 1998.

     Sheet product net sales for the first quarter of 1999 were $143.7 million, a decrease of $60.2 million from the first quarter of 1998. Shipments of sheet product in the first quarter of 1999 were 376 thousand tons compared to 468 thousand tons in the first quarter of 1998. The decrease in sheet product sales was primarily attributable to a decrease in the average selling price of approximately $54 per ton, as well as lower shipping volume compared to the same period in 1998.

     Tin mill product net sales for the first quarter of 1999 were $121.2 million, a decrease of $16.2 million from the first quarter of 1998. Shipments of tin mill product in the first quarter of 1999 were 204 thousand tons compared to 218 thousand tons for the same period in 1998. The decrease in tin product sales was due to lower tin mill product shipments and overall lower average selling prices in the first quarter of 1999 compared to the same period in 1998.

     Cost of sales for the first quarter of 1999 were $261.5 million, or $451 per ton, compared to $299.4 million, or $436 per ton, for the first quarter of 1998. Despite the Company's efforts to reduce and control costs, the cost of sales in the first quarter of 1999 reflected higher per ton costs associated with lower production volume.

     Depreciation expense decreased $1.8 million to $15.2 million in the first quarter of 1999 when compared to the first quarter of 1998. The decrease is primarily attributable to lower production variable depreciation caused by idling the No. 4 Blast Furnace and lower overall production levels throughout the Company's operation.

     Interest expense decreased $0.6 million in the first quarter of 1999 when compared to the same period in 1998. The decrease was attributable to lower average outstanding debt during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash and equivalents of $80.8 million compared to $68.4 million as of December 31, 1998. The Company's liquidity requirements arise primarily from working capital requirements, debt service and capital investments. The Company's statements of cash flows for the quarters ended March 31 are summarized below:

                                                                1999        1998
                                                              --------    ---------
                                                              DOLLARS IN THOUSANDS
Net cash provided by operating activities...................  $15,358     $ 13,597
Net cash used by investing activities.......................   (2,972)     (10,857)
Net cash used by financing activities.......................       --      (42,163)
                                                              -------     --------
Increase (decrease) in cash.................................  $12,386     $(39,423)
                                                              =======     ========

     Net cash flows from operating activities were $15.4 and $13.6 million for the quarters ended March 31, 1999 and March 31, 1998, respectively. Despite the negative impact imports had on the Company's operating results, the Company's cash flow from operating activities was $1.8 million greater in the first quarter of 1999 due primarily to the implementation of inventory reduction programs, the absence of a pension plan contribution and an income tax refund.

     Net cash used by investing activities for the quarter ended March 31, 1999 consisted of $3.0 million in capital spending. Net cash used by investing activities for the quarter ended March 31, 1998 consisted of $9.0 million in capital spending and $1.8 million of investments in unconsolidated subsidiaries. The Company's planned capital expenditures for 1999 are approximately $15.0 million.

     The Company had no cash flow from financing activities for the quarter ended March 31, 1999. The Company repaid $42.2 million of senior notes in March 1998.

     On March 29, 1999, Weirton Receivables Inc. ("WRI"), a wholly owned subsidiary of the Company amended its receivables participation agreement with a group of three banks (the "WRI Amended Receivables Facility"). The WRI Amended Receivables Facility provides a total availability for cash sales of up to $80.0 million, including a letter of credit subfacility of $25.0 million. As of March 31, 1999, after reductions for amounts in place under its letter of credit subfacility, the base amount available for cash sales under the WRI Amended Receivables Facility was $43.2 million.

     The Company, WRI and one of the participating banks have agreed to an additional facility which is currently not included in the amounts available for sale under the WRI Amended Receivables Facility. The transaction would result in a reduction in the amount available for cash sale under the WRI Amended Receivables Facility, however, the additional facility would increase the total participation interest in the Company's receivables available for cash sale. Implementation of the additional facility is subject to the execution by the parties of definitive documentation and the satisfaction of customary conditions by the Company and WRI.

     In order to continue to improve its liquidity position, the Company is pursuing various operating initiatives. These include continuing inventory reduction programs supported by purchase consignment agreements and arrangements related to the strategic sourcing of raw materials and slabs. Further inventory reductions are planned through changes in operating practices.

     The Company's net deferred tax assets were $157.6 million as of March 31, 1999. These consisted primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax. The Company may be required in future periods to make cash payments for income taxes under federal alternative minimum tax regulations.

     As of December 31, 1998, the Company had a pension funding credit of approximately $83.2 million. Accordingly, the Company is not required to contribute to its pension plan in 1999. The Company made no contribution to its pension plan during the first quarter of 1999.

     Based upon available cash on hand and the amount of cash expected to be generated from operating activities, including planned reductions in working capital primarily through continuing inventory reduction programs and the pension funding position, the Company expects to have sufficient cash to meet its short term needs, including the retirement of its 10 7/8% Senior Notes in October 1999 and the completion of the capital spending plan.

     To the extent that cash on hand and the amount of cash expected to be generated from operating activities do not generate an adequate amount of cash, the Company expects that its cash requirements can be met by the WRI Amended Receivables Facility.

YEAR 2000

     The Company faces difficulties resulting from computer programs being written using two digits rather than four to define the applicable year. The Company owns computer hardware and software and date-sensitive electronic devices which may recognize a date using "00" as the year 1900 rather than the year 2000. Such systems could cause disruption of operations, including production difficulties and a temporary inability to process ordinary business transactions.

     The Company started its Year 2000 readiness effort in 1996. The Company currently employs a task force to analyze potential areas of risk associated with the Year 2000. The Company, led by the task force, is executing a Year 2000 readiness plan which includes:

      -- prioritizing and focusing on those information technology (IT) systems and production control (non-IT) systems which are critical to the operations and pose the greatest operational, environmental, quality and financial risk to the Company.

      --  allocating appropriate resources to fix the Year 2000 problem.

      -- communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services.

      --  performing rigorous Year 2000 testing of critical systems.

      -- participating in and exchanging Year 2000 information with industry trade associations, such as the American Iron & Steel Institute, the Association of Iron and Steel Engineers and the Steel Industry Systems Association.

      -- engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 impact assessment and readiness effort.

      -- assessing the readiness of third party vendors, suppliers, customers and service providers.

State of Readiness

     The Company has targeted the third quarter of 1999 for complete Year 2000 readiness including integration testing, contingency planning and tracking the readiness of third parties. The Company will replace or upgrade current systems with third-party Year 2000 ready products and services. The availability of information and services from third-party suppliers/vendors may affect this schedule.

     The chart below provides the percentage completion of the various phases of the Year 2000 Plan. The phases included are;

     1. Y2K Inventory--identification of the systems and processes that may be affected by the year 2000.

     2. Y2K Impact Assessment--the analysis performed to determine the Year 2000 date impact of the Company's Year 2000 inventory.

     3. Y2K Readiness--The percent completion of Y2K readiness of inventory of date impacted items including items already made Year 2000 ready and those items made Year 2000 ready through renovation/replacement. We only consider systems ready for which testing and implementation activities have been completed.

                                                      PERCENT COMPLETED
                                             ------------------------------------
                                                Y2K       Y2K IMPACT       Y2K
                 31-MAR-99                   INVENTORY    ASSESSMENT    READINESS
                 ---------                   ---------    ----------    ---------
IT Systems.................................     100%         100%          82%
Non-IT Systems.............................     100%         100%          80%

Third Parties

     The Company depends on third-party suppliers for raw materials, energy, utilities, telecommunications, transportation and others goods and services critical to the operation. The Company contacted all of its critical third party suppliers and analyzed their Year 2000 readiness based on responses to the Company's inquiries. For suppliers who did not respond, and for suppliers whose responses the Company considers inadequate, the Company is conducting a follow-up process. That process includes, among other things, additional inquiries, site visits of the Company's most critical suppliers and contacting those suppliers that did not respond to the initial inquiry.

Costs to Achieve Year 2000 Readiness

     As part of its capital plan, the Company replaced, or is in the process of replacing certain of its business systems dealing with human resources and financial reporting. The planned replacement of these systems was accelerated to achieve Year 2000 readiness. Through March 31, 1999, the Company spent $11.9 million on these projects. The Company has completed implementation of the human resources system. The Company plans to spend an additional $3.8 million to complete the financial reporting systems.

     Through March 31, 1999, in addition to the replacement of the human resources and financial reporting systems, the Company spent approximately $5.0 million in remediation costs to achieve Year 2000 readiness. All of these remediation costs have been properly expensed in the period incurred in the Company's Consolidated Statements of Income.

     Management anticipates that the Company will spend an additional $2.5 million to $4.5 million, including approximately $0.6 million in capital expenditures to achieve Year 2000 readiness. As the work of the task work progresses, the Company will continue to revise its estimates of costs required to achieve Year 2000 readiness.

Year 2000 Risks to the Company

     The Year 2000 problem poses significant operational, environmental, quality and financial risk to the Company. Failure to achieve Year 2000 readiness goals could result in business consequences which might include production delays and outages, inability to obtain needed goods and services from third party vendors and suppliers, inability to process ordinary business transactions, lost revenue and failure of management controls. Although the Company believes internal Year 2000 compliance will be achieved by the third quarter of 1999, there can be no assurance that the Year 2000 problem will not have a material adverse affect on the Company's business, financial condition and results of operations.

Contingency Plans

     The Company is currently identifying and developing specific contingency plans to mitigate the effects of possible Year 2000 disruptions. The Company expects to finalize contingency plans by the third quarter of 1999.

     The cost of Year 2000 readiness, the dates by which the Company believes it will achieve Year 2000 readiness and the adequacy of the Year 2000 contingency plans are based on management's best estimates and assumptions of future events. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharge, air emissions and waste disposal. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with regulatory requirements. The Company spent approximately $5.6 million for pollution control capital projects in 1998.

     As of March 31, 1999, the Company had a liability of $7.0 million for known and identifiable environmental related cost to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency ("EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is not possible at the present time to estimate the ultimate cost to comply with EPA's requirements or conduct remedial activity that may be required.

OUTLOOK

     Record breaking volumes of unfairly priced imports weakened the Company's order entry and shipping rates and adversely affected the Company's results in the second half of 1998 and the first quarter of 1999. While legal and legislative solutions sought by the Company and the steel industry have helped slow the surge of imports into the United States, the market continued to be adversely affected by oversupply relative to demand during the first quarter. The Company expects the market for its products will begin to improve in the second quarter of 1999. However, the Company believes that such an improvement will not return second quarter 1999 shipping volumes and selling prices to the levels consistent with those prior to the import surge in the second half of 1998. The Company will continue to pursue legal and legislative remedies against illegally dumped imports, including those against which duties and other remedies have yet to be applied.

FORWARD LOOKING STATEMENTS

     This Item contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations, including sales levels, market conditions, pricing and other factors which may not be realized and are inherently subject to risk and uncertainties, many of which cannot be predicted with accuracy. Future events and actual results, financial and otherwise, may differ from the results discussed or anticipated in the forward-looking statements. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there are no assurances that such assumptions or expectations will prove to have been correct. The Company's forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as embodied in the above referenced statute. The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in information has occurred for the three month period ended March 31, 1999 that would cause the information reported in this section in the Company's 1998 Form 10-K to be inaccurate.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT 27.--FINANCIAL DATA SCHEDULE FOR THREE MONTHS ENDED MARCH 31, 1999 (FILED HEREWITH)

(b) REPORTS ON FORM 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                          By         /s/ MARK E. KAPLAN
                                            ------------------------------------
                                                       Mark E. Kaplan
                                                Vice President--Information
                                                         Technology
                                                       and Controller
                                               (Principal Accounting Officer)

May 14, 1999