Form 10-Q
period 1999-06-30
WEIRTON STEEL CORP
filed 1999-08-16
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of July 31, 1998 was 43,562,013.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 --------------------    --------------------
                                                   1999        1998        1999        1998
                                                   ----        ----        ----        ----
NET SALES......................................  $267,276    $336,417    $532,414    $677,738
OPERATING COSTS:
     Cost of sales.............................   242,262     291,373     503,778     590,809
     Selling, general and administrative
       expense.................................     9,681       9,170      19,930      19,051
     Depreciation..............................    15,163      17,019      30,339      34,038
     Provision for profit sharing..............        --       2,590          --       3,713
                                                 --------    --------    --------    --------
          Total operating costs................   267,106     320,152     554,047     647,611
                                                 --------    --------    --------    --------
INCOME (LOSS) FROM OPERATIONS..................       170      16,265     (21,633)     30,127
     Income(loss) from unconsolidated
       subsidiaries............................       (80)         64         (93)         87
     Interest expense..........................   (11,177)    (10,755)    (22,201)    (22,412)
     Interest income...........................       751       1,434       1,369       2,616
     ESOP contribution.........................      (652)       (652)     (1,305)     (1,305)
                                                 --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES..............   (10,988)      6,356     (43,863)      9,113
     Income tax provision (benefit)............    (1,630)      1,176      (6,546)      1,686
                                                 --------    --------    --------    --------
INCOME (LOSS) BEFORE MINORITY INTEREST.........    (9,358)      5,180     (37,317)      7,427
     Minority interest in loss of consolidated
       subsidiary..............................       126          --         229          --
                                                 --------    --------    --------    --------
NET INCOME (LOSS)..............................  $ (9,232)   $  5,180    $(37,088)   $  7,427
                                                 ========    ========    ========    ========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
     Basic.....................................    41,580      42,090      41,579      42,506
     Diluted...................................    41,580      43,870      41,579      44,268
NET INCOME (LOSS) PER SHARE:
     Basic.....................................  $  (0.22)   $   0.12    $  (0.89)   $   0.17
     Diluted...................................  $  (0.22)   $   0.12    $  (0.89)   $   0.17

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    ------------
ASSETS:
Current Assets:
     Cash and equivalents, includes restricted cash of $925
      and $1,275, respectively..............................  $   64,204      $   68,389
     Receivables, less allowances of $7,352 and $8,574,
      respectively..........................................     130,403         112,278
     Inventories............................................     182,119         259,332
     Deferred income taxes..................................      41,254          43,254
     Other current assets...................................       3,189           4,443
                                                              ----------      ----------
          Total current assets..............................     421,169         487,696
Property, plant and equipment, net..........................     555,834         576,238
Investment in unconsolidated subsidiaries...................       7,845           7,938
Deferred income taxes.......................................     117,957         111,411
Other assets and deferred charges...........................      11,684          12,416
                                                              ----------      ----------
          Total Assets......................................  $1,114,489      $1,195,699
                                                              ==========      ==========
LIABILITIES:
Current Liabilities:
     Current portion of long term debt obligations..........  $   84,044      $   84,044
     Payables...............................................      78,770         120,697
     Employment costs.......................................      56,410          63,966
     Taxes other than income taxes..........................      15,076          15,060
     Other current liabilities..............................      11,623          10,957
                                                              ----------      ----------
          Total current liabilities.........................     245,923         294,724
     Long term debt obligations.............................     304,796         304,626
     Long term pension obligations..........................      87,684          81,908
     Postretirement benefits other than pensions............     335,497         337,443
     Other long term liabilities............................      32,553          33,217
                                                              ----------      ----------
          Total Liabilities.................................   1,006,453       1,051,918
Redeemable stock, net.......................................      23,465          22,238
Stockholders' Equity:
     Common stock, $0.01 par value; 50,000,000 authorized;
      43,561,987 and 43,178,134 shares issued...............         435             432
     Additional paid-in capital.............................     457,794         457,851
     Retained earnings (deficit)............................    (366,231)       (329,141)
     Other stockholders' equity.............................      (7,427)         (7,599)
                                                              ----------      ----------
          Total Stockholders' Equity........................      84,571         121,543
          Total Liabilities, Redeemable Stock and
            Stockholders' Equity............................  $1,114,489      $1,195,699
                                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(37,088)   $  7,427
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation...........................................    30,339      34,038
     Amortization of deferred financing costs...............       783         922
     ESOP Contribution......................................     1,305       1,305
     Deferred income taxes..................................    (6,546)        (64)
     Cash provided (used) by working capital items:
       Receivables..........................................   (18,125)     (6,734)
       Inventories..........................................    77,213      39,193
       Other current assets.................................     3,254      (1,739)
       Payables.............................................   (41,927)     (9,029)
       Other current liabilities............................    (6,874)     (1,809)
     Long term pension obligation...........................     5,776      (6,410)
     Other..................................................    (2,359)      3,119
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     5,751      60,219
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in unconsolidated subsidiaries.................        --      (7,321)
  Capital spending..........................................    (9,936)    (19,791)
                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES.......................    (9,936)    (27,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock.............................        --      (4,617)
     Repayment of debt obligations..........................        --     (42,163)
                                                              --------    --------
NET CASH USED BY FINANCING ACTIVITIES.......................        --     (46,780)
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................    (4,185)    (13,673)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................    68,389     124,690
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 64,204    $111,017
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid, net of capitalized interest.............  $ 14,517    $ 24,027
     Income taxes paid (refunded), net......................    (1,982)      2,437

   The accompanying notes are an integral part of these financial statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
      (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Financial Statements presented herein are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries, are hereafter referred to as the "Company." Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than majority interest are not consolidated and are reflected in the consolidated financial statements using the equity method of accounting. All intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Raw materials...............................................  $ 52,743      $ 84,274
Work-in-process.............................................    43,651        82,331
Finished goods..............................................    85,725        92,727
                                                              --------      --------
                                                              $182,119      $259,332
                                                              ========      ========

NOTE 3

EARNINGS PER SHARE

     For the three months and the six months ended June 30, 1999, basic and diluted earnings per share were the same; however, securities totaling 1,725,665 and 1,720,516, respectively, were excluded from the diluted earnings per share calculation due to their antidilutive effect. The following represents a reconciliation between basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 1998.

                             FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                    JUNE 30, 1998                      JUNE 30, 1998
                           -------------------------------    -------------------------------
                                                 PER SHARE                          PER SHARE
                           INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                           ------     ------     ---------    ------     ------     ---------
Basic earnings per share:
  Net income.............  $5,180   42,090,427     $0.12      $7,427   42,505,685     $0.17
Effect of dilutive
  securities
  Series A Preferred.....      --    1,726,189        --          --    1,726,987        --
  Stock options..........      --       53,193        --          --       35,766        --
                           ------   ----------     -----      ------   ----------     -----
Diluted earnings per
  share:
  Net income.............  $5,180   43,869,809     $0.12      $7,427   44,268,438     $0.17
                           ======   ==========     =====      ======   ==========     =====

NOTE 4

COMPREHENSIVE INCOME

     Financial Accounting Standard No. 130 ("SFAS"), establishes standards for reporting and displaying comprehensive income and its components, requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income calculated under SFAS No. 130 is the same as the net income reported by the Company for the three months and the six months ended June 30, 1999 and 1998.

NOTE 5

FINANCING ARRANGEMENTS

     On March 29, 1999, through its wholly owned subsidiary, Weirton Receivables Inc. ("WRI"), the Company amended its existing Receivables Facility with a group of three banks (the "WRI Amended Receivables Facility".) The WRI Amended Receivables Facility provides a total commitment by the banks of up to $80.0 million, including a letter of credit subfacility of up to $25.0 million. The amount of participation interest in the accounts receivable available for cash sale to the banks fluctuates depending upon the nature and amounts of receivables generated by the Company which are sold into the program, and certain financial test applicable to them.

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

     As of June 30, 1999, while no funded participation interest had been sold under the WRI Amended Receivables Facility, $12.8 million in letters of credit under the subfacility were in place. After amounts in place under the letter of credit subfacility, the base amount available for cash sale was approximately $43.1 million.

     Because the WRI Amended Receivables Facility contains concentration limitation provisions, from time to time, receivables from one of the Company's major customers were ineligible to be considered in the calculation of participation interest available for cash sale to the banks. As a result, on August 9, 1999, WRI and one of the participating banks agreed to a second receivable facility ("Additional Receivable Facility") based on the receivables of the aforementioned major customer of the Company.

     The Additional Receivable Facility provides for a total commitment by the participating bank of up to $20 million. The amount of participation interest in the accounts receivable from the major customer available for sale to the bank fluctuates depending upon the nature and amount of receivables from the customer generated by the Company which are sold into the program and certain financial tests applicable to them. Events that would cause the termination of the Additional Facility are similar to those that exist under the WRI Amended Receivables Facility.

     On August 10, 1999, the total base amount for cash sale under both the WRI Amended Receivables Facility and the Additional Receivable Facility was $65.5 million.

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

     As of June 30, 1999, the Company had an accrued liability of $7.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency ("EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is not possible at the present time to estimate the ultimate cost to comply with EPA's requirements or conduct remedial activity that may be required.

NOTE 7

COMMITMENTS AND CONTINGENCIES

     The Company participates in a joint venture GalvPro L.P. ("GalvPro") with affiliates of Koninklijke Hoogovens ("Hoogovens") to construct and operate a 300,000-ton per year hot dipped galvanizing line. The facility is expected to be completed and become operational in the fourth quarter of 1999.

     Construction of GalvPro's facility is being financed primarily through a ten-year term loan of up to $49.0 million secured by GalvPro's assets. In connection with the initial funding of the loan in February 1999, the Company, jointly and severally with affiliates of Hoogovens, agreed to prepay up to a total of $6.0 million of the loan if GalvPro's facility fails to attain certain defined efficiency standards within an allowed period of time after operations commence. Except for the prepay agreements, the $49.0 million term loan is non-recourse to the Company and Hoogovens affiliates. The Company and Hoogovens affiliates have each secured their respective obligations to the other by pledging their interest in GalvPro.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and results of operations should be read together with the unaudited consolidated condensed financial statements and notes thereto. The unaudited consolidated condensed financial statements of Weirton Steel Corporation include the accounts of its wholly and majority owned subsidiaries. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiaries are hereafter referred to as the "Company."

OVERVIEW

     The Company is a major integrated producer of flat rolled carbon steels with major product lines consisting of sheet and tin mill product. Sheet product includes hot and cold rolled and both hot-dipped and electrolytic galvanized steels. Tin mill product includes tin-plate, chrome coated and black plate.

     Domestic steel producers face significant competition from foreign producers. Beginning in the second half of 1998 and continuing through the first half of 1999, foreign competition adversely affected product prices in the United States and the tonnages sold by domestic producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuation in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. In 1998, foreign producers exported
41.4 million tons of steel to the United States, an all time record, compared to
31.2 million tons in 1997. A significant portion of the increase occurred in the second half of 1998 and a significant amount of such tonnage was being dumped in violation of U.S. law.

     The Company and other domestic steel producers are seeking legal and legislative remedies to stop the flow of illegally dumped steel imported into the United States.

     On June 11, 1999, the International Trade Commission ("ITC") ruled that hot-rolled imports from Japan had damaged the domestic steel industry. Based on the ITC's ruling, anti-dumping duties of up to 67% imposed by the U.S. Department of Commerce will be effective for five years.

     The Company had also filed hot-rolled trade cases against Brazilian and Russian producers. The Commerce Department negotiated voluntary restraint agreements with producers from Russian and Brazil in lieu of imposing duties. The agreements set a maximum annual tonnage of hot rolled exports from each country into the domestic market. The agreements also set a minimum price for the imported products.

     On July 12, 1999, the ITC ruled unanimously that evidence existed that cold rolled imports from twelve countries damaged the domestic steel industry in 1998. The ruling came in response to complaints brought by the Company and six other domestic producers that foreign producers from twelve countries sold cold rolled steel at prices that violated U.S. trade laws. The case has been forwarded to the Commerce department which will begin its investigation on the matter.

     The efforts of the Company and other domestic producers and labor organizations have had some impact on import levels. Imports declined in the first half of 1999 when compared to the average rate of imports during the second half of 1998. However, the import surge in the second half of 1998 continued to adversely affect the domestic steel market in the first half of 1999. When compared to the first half of 1998, the Company's first half 1999 results reflect weaker demand and lower pricing. In response to these weak market conditions, the Company idled its No. 4 Blast Furnace in December 1998. It remained idle for the first half of 1999. The Company met its order requirements from the output of its No. 1 Blast Furnace, the reduction of existing inventory and sourcing slabs from third parties.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     In the second quarter of 1999, the Company recognized net loss of $9.2 million or $0.22 per diluted share compared to net income of $5.2 million or $0.12 per diluted share for the same period in 1998. The results for the second quarter of 1998 included a provision for profit sharing of $2.6 million.

     Net sales in the second quarter of 1999 were $267.3 million, a decrease of $69.1 million or 21% from the second quarter of 1998. Total shipments in the second quarter of 1999 were 606 thousand tons compared to the second quarter of 1998 shipments of 695 thousand tons. Lower shipments and sales revenue reflect a weak steel market that has not yet recovered from the record volume of imports in the second half of 1998.

     Sheet product net sales for the second quarter of 1999 were $157.0 million, a decrease of $61.4 million from the second quarter of 1998. Shipments of sheet product in the second quarter of 1999 were 422 thousand tons compared to 507 thousand tons in the second quarter of 1998. The decrease in sheet product sales was primarily attributable to a decrease in average selling prices as well as lower shipping volume.

     Tin mill product net sales for the second quarter of 1999 were $110.2 million, a decrease of 7.8 million from the second quarter of 1998. Shipments of tin mill product in the second quarter of 1999 were 185 thousand tons compared to 188 thousand tons for the same period in 1998. The decrease in tin mill product sales was due primarily to overall lower average selling prices.

     Costs of sales for the second quarter of 1999 were $242.3 million, or $400 per ton, compared to $291.4 million, or $419 per ton, for the second quarter of 1998. The negative impact of lower production volume and a higher cost product mix were offset as a result of continuing cost reduction efforts and the economic benefits of sourcing slabs from third parties to meet incremental requirements

     Depreciation expense decreased $1.8 million to $15.2 million in the second quarter of 1999 when compared to the second quarter of 1998. The decrease is primarily attributable to lower units of production depreciation caused by idling the No. 4 Blast Furnace and lower overall production levels throughout the Company's operation.

     The increase in selling, general and administrative expense was primarily attributable to costs incurred in the start-up of the Company's consolidated subsidiary, MetalSite, L.P.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     In the first half of 1999, the Company recognized net loss of $37.1 million or $0.89 per diluted share compared to net income of $7.4 million or $0.17 per diluted share for the same period in 1998. The results for the first half of 1998 included a provision for profit sharing of $3.7 million.

     Net sales in the first half of 1999 were $532.4 million, a decrease of $145.3 million or 21% from the first half of 1998. Total shipments in the first half of 1999 were 1,186 thousand tons compared to the first half of 1998 shipments of 1,381 thousand tons. Lower shipments and sales revenue were caused by the continuation throughout the first half of 1999 of the market decline created by the record volume of imports in the second half of 1998.

     Sheet product net sales for the first half of 1999 were $300.9 million, a decrease of $121.4 million from the first half of 1998. Shipments of sheet product in the first half of 1999 were 798 thousand tons compared to 974 thousand tons in the first half of 1998. The decrease in sheet product sales was attributable to a decrease in average selling prices of $68 per ton as well as lower shipping volume.

     Tin mill product net sales for the first half of 1999 were $231.5, a decrease of $23.9 million from the first half of 1998. Shipments of tin mill product in the first half of 1999 were 389 thousand tons compared to 407 thousand tons for the same period in 1998. The decrease in revenue from tin mill product sales was due to lower average selling prices and lower shipment volume.

     Costs of sales for the first half of 1999 were $503.8 million, or $425 per ton, compared to $590.8 million, or $428 per ton, for the first half of 1998. The negative impact of lower production volume and a higher cost product mix was offset by the Company's continuing cost reduction programs and the economic benefits of sourcing slabs from third parties.

     Depreciation expense decreased $3.7 million to $30.3 million in the first six months of 1999 when compared to the same period in 1998. The decrease is primarily attributable to lower production variable depreciation caused by idling the No. 4 Blast Furnace and lower overall production levels throughout the Company's operation.

     The increase in selling, general and administrative expense was primarily attributable to costs incurred in the start-up of the Company's consolidated subsidiary, MetalSite, L.P.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had cash and equivalents of $64.2 million compared to $68.4 million as of December 31, 1998. The Company's liquidity requirements arise primarily from working capital requirements, debt service and capital investments. The Company's statements of cash flows for the six months ended June 30 are summarized below:

                                                                1999        1998
                                                              --------    ---------
                                                              DOLLARS IN THOUSANDS
Net cash provided by operating activities...................  $ 5,751     $ 60,219
Net cash used by investing activities.......................   (9,936)     (27,112)
Net cash used by financing activities.......................       --      (46,780)
                                                              -------     --------
Decrease in cash............................................  $(4,185)    $(13,673)
                                                              =======     ========

     Net cash flows from operating activities were $5.8 million and $60.2 million for the six months ended June 30, 1999 and June 30, 1998, respectively. The decline in cash flow from operations is primarily due to weaker operating results created by a soft steel market. Also, while inventory reductions in 1999 exceeded those in 1998, the cash flow gains were offset by the negative cash flow impact of decreased payables and increased receivables.

     Net cash used by investing activities for the first half of 1999 consisted of $9.9 million in capital spending. Net cash used by investing activities for the same period in 1998 consisted of $19.8 million in capital spending and $7.3 million of investments in unconsolidated subsidiaries. The Company's planned capital expenditures for 1999 are approximately $20.0 million.

     The Company had no cash flow from financing activities for the first half of 1999. The Company repaid $42.2 million of senior notes in March 1998 and repurchased $4.6 million of its common stock during the second quarter of 1998.

     On March 29, 1999, Weirton Receivables Inc. ("WRI"), a wholly owned subsidiary of the Company amended its receivables participation agreement with a group of three banks (the "WRI Amended Receivables Facility"). The WRI Amended Receivables Facility provides a total availability for cash sales of up to $80.0 million, including a letter of credit subfacility of $25.0 million. As of June 30, 1999, after reductions for amounts in place under its letter of credit subfacility, the base amount available for cash sales under the WRI Amended Receivables Facility was $43.1 million.

     Because the WRI Amended Receivables Facility contains concentration limitation provisions, from time to time, receivables from one of the Company's major customers were ineligible to be considered in the calculation of participation interest available for cash sale to the banks. As a result on August 9, 1999, WRI and one of the participating banks agreed to a second receivable facility ("Additional Receivable Facility") based on the receivables of the aforementioned major customer of the Company.

     The Additional Receivable Facility provides for a total commitment by the participating bank of up to $20 million. The amount of participation interest in the accounts receivable from the major customer available for sale to the bank fluctuates depending upon the nature and amount of receivables from the customer generated by the Company which are sold into the program and certain financial tests applicable to them. Events that would cause the termination of the Additional Facility are similar to those that exist under the WRI Amended Receivables Facility.

     On August 10, 1999, the total base amount for cash sale under both the WRI Amended Receivables Facility and the Additional Receivables Facility was $65.5 million.

     In order to continue to improve its liquidity position, the Company continues to pursue various operating initiatives. These include continuing inventory reduction programs supported by purchase consignment agreements and arrangements related to the strategic sourcing of raw materials and slabs. Further inventory reductions are planned through changes in operating practices.

     The Company's net deferred tax assets were $159.2 million as of June 30, 1999. These consisted primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax. The Company may be required in future periods to make cash payments for income taxes under federal alternative minimum tax regulations.

     As of December 31, 1998, the Company had a pension funding credit of approximately $83.2 million. Accordingly, the Company is not required to contribute to its pension plan in 1999. The Company made no contribution to its pension plan during the first half of 1999.

     Based upon available cash on hand, the amount of cash expected to be generated from operating activities, and the amount of cash available under the WRI Receivable Facility, the Company expects to have sufficient cash to meet its short term needs, including the retirement of its 10 7/8% Senior Notes in October 1999 and the completion of the capital spending plan.

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

     The Company started its Year 2000 readiness effort in 1996. The Company currently employs a task force to analyze potential areas of risk associated with the Year 2000. The Company, led by the task force, is executing a Year 2000 readiness plan which includes:

      -- prioritizing and focusing on those information technology (IT) systems and production (non-IT) systems which are critical to the operations and pose the greatest operational, environmental, quality and financial risk to the Company.

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

                                                      PERCENT COMPLETED
                                             ------------------------------------
                                                Y2K       Y2K IMPACT       Y2K
30-JUN-99                                    INVENTORY    ASSESSMENT    READINESS
---------                                    ---------    ----------    ---------
IT Systems.................................    100%          100%         100%
Non-IT Systems.............................    100%          100%          98%

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

Costs to Achieve Year 2000 Readiness

     As part of its capital plan, the Company replaced certain of its business systems dealing with human resources. The Company also replaced, or is in the process of replacing, certain of its business systems dealing with financial reporting. The planned replacement of these systems was accelerated to achieve Year 2000 readiness. Through June 30, 1999, the Company spent $14.1 million on these projects. The Company plans to spend an additional $1.5 million to complete testing of the financial reporting systems.

     Through June 30, 1999, in addition to the replacement of the human resources and financial reporting systems, the Company spent approximately $6.0 million in remediation costs to achieve Year 2000 readiness. All of these remediation costs have been properly expensed in the period incurred in the Company's Consolidated Statements of Income.

     Management anticipates that the Company will spend an additional $1.0 million to $3.0 million, including approximately $0.6 million in capital expenditures to achieve Year 2000 readiness. As the work of the task work progresses, the Company will continue to revise its estimates of costs required to achieve Year 2000 readiness.

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

     As of June 30, 1999, the Company had a liability of $7.0 million for known and identifiable environmental related cost to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency ("EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is not possible at the present time to estimate the ultimate cost to comply with EPA's requirements or conduct remedial activity that may be required.

OUTLOOK

     Record breaking volumes of unfairly priced imports weakened the Company's order entry and shipping rates and adversely affected the Company's results in the second half of 1998 and the first half of 1999. While legal and legislative solutions sought by the Company and the steel industry have helped slow the surge of imports into the United States, the market continued to be adversely affected by oversupply relative to demand during the first half of 1999. The Company expects the market for its products, which began to improve in the second quarter will continue to improve in the third quarter of 1999. However, the Company believes that such an improvement will not return third quarter 1999 shipping volumes and selling prices to the levels consistent with those prior to the import surge in the second half of 1998. The Company will continue to pursue legal and legislative remedies against illegally dumped imports, including those against which duties and other remedies have yet to be applied. The Company will also continue to take necessary actions to reduce costs and improve overall competitiveness.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The FASB has approved Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Had the Company applied this standard currently, the effect on the Company's results of operations for the period ended June 30, 1999 would be immaterial.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in information has occurred for the three month and six month periods ended June 30, 1999 that would cause the information reported in this section in the Company's 1998 annual report on Form 10-K to be inaccurate.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 26, 1999, the Company's Annual Meeting of Stockholders was held and the following proposals were voted upon:

(1) Affirmation of the four nominees to serve on the Board of Directors until 2001:

                                                    VOTES FOR     VOTES WITHHELD
                                                    ---------     --------------
Craig T. Costello.................................  39,726,404      13,814,077
Earl E. Davis.....................................  49,903,343       3,637,138
Robert J. D'Anniballe.............................  49,850,395       3,690,086
George E. Doty....................................  50,384,441       3,156,040
Mark G. Glyptis...................................  50,174,171       3,366,310

(2) Affirmation of Arthur Andersen LLP as the Company's Independent Public Accountants for the fiscal year ending December 31, 1999:

    For: 47,141,047     Against: 6,231,423     Abstain: 168,011

(3) A proposal to amend the Company's Restated Certificate of Incorporation to change the qualification limitation for service as a director from age 65 to age 68 did not receive the required approval of 80% of the outstanding voting stock:

    For: 37,501,554     Against: 15,532,222     Abstain: 506,605

(4) A proposal to pass a resolution engaging an investment banker to auction the Company for sale in 1999 did not receive the required approval:

    For: 3,242,152     Against: 35,541,165     Abstain: 14,757,164

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

August 13, 1999