Form 10-Q
period 1999-09-30
WEIRTON STEEL CORP
filed 1999-11-15
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                          06-1075442
(State or other jurisdiction of            (IRS employer
incorporation or organization)            identification #)

           400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA 26062-4989
         (Address of principal executive offices)            (Zip Code)

                                 (304)-797-2000
              Registrant's telephone number, including area code:

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]           No  [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of October 30, 1999 was 41,580,390.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   -------------------   -------------------
                                                     1999       1998       1999       1998
                                                   --------   --------   --------   --------
NET SALES........................................  $279,571   $314,704   $811,985   $992,442
OPERATING COSTS:
     Cost of sales...............................   262,549    282,072    766,327    872,881
     Selling, general and administrative
       expense...................................     9,682      8,996     29,612     28,047
     Depreciation................................    13,553     15,188     43,892     49,226
     Profit sharing provision(benefit)...........        --     (1,358)        --      2,355
                                                   --------   --------   --------   --------
          Total operating costs..................   285,784    304,898    839,831    952,509
                                                   --------   --------   --------   --------
INCOME (LOSS) FROM OPERATIONS....................    (6,213)     9,806    (27,846)    39,933
     Income(loss) from unconsolidated
       subsidiaries..............................      (102)       (73)      (195)        14
     Interest expense............................   (11,188)   (10,937)   (33,389)   (33,349)
     Interest income.............................       711      1,259      2,080      3,875
     ESOP contribution...........................        --       (653)    (1,305)    (1,958)
                                                   --------   --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES................   (16,792)      (598)   (60,655)     8,515
     Income tax provision (benefit)..............    (2,407)      (111)    (8,953)     1,575
                                                   --------   --------   --------   --------
INCOME (LOSS) BEFORE MINORITY INTEREST...........   (14,385)      (487)   (51,702)     6,940
     Minority interest in loss of consolidated
       subsidiary................................       748         --        977         --
                                                   --------   --------   --------   --------
NET INCOME (LOSS)................................  $(13,637)  $   (487)  $(50,725)  $  6,940
                                                   ========   ========   ========   ========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
     Basic.......................................    41,580     41,454     41,579     42,151
     Diluted.....................................    41,580     41,454     41,579     43,901
NET INCOME (LOSS) PER SHARE:
     Basic.......................................  $  (0.33)  $  (0.01)  $  (1.22)  $   0.16
     Diluted.....................................  $  (0.33)  $  (0.01)  $  (1.22)  $   0.16

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                               (UNAUDITED)      (AUDITED)
                                                              -------------    ------------
ASSETS:
Current assets:
  Cash and equivalents, includes restricted cash of $810 and
     $1,275, respectively...................................   $   75,250       $   68,389
  Receivables, less allowances of $9,871 and $8,574,
     respectively...........................................      144,178          112,278
  Inventories...............................................      160,956          259,332
  Deferred income taxes.....................................       41,254           43,254
  Other current assets......................................        3,680            4,443
                                                               ----------       ----------
     Total current assets...................................      425,318          487,696
Property, plant and equipment, net..........................      549,297          576,238
Investment in unconsolidated subsidiaries...................        7,743            7,938
Deferred income taxes.......................................      120,363          111,411
Other assets and deferred charges...........................       11,418           12,416
                                                               ----------       ----------
     Total Assets...........................................   $1,114,139       $1,195,699
                                                               ==========       ==========
LIABILITIES:
Current liabilities:
  Current portion of long term debt obligations.............   $   84,044       $   84,044
  Payables..................................................       78,611          120,697
  Employment costs..........................................       64,632           63,966
  Taxes other than income taxes.............................       14,317           15,060
  Other current liabilities.................................       14,815           10,957
                                                               ----------       ----------
     Total current liabilities..............................      256,419          294,724
Long term debt obligations..................................      304,881          304,626
Long term pension obligations...............................       88,948           81,908
Postretirement benefits other than pensions.................      334,522          337,443
Other long term liabilities.................................       35,022           33,217
                                                               ----------       ----------
     Total Liabilities......................................    1,019,792        1,051,918
Redeemable Stock, net.......................................       23,407           22,238

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 authorized;
  43,564,156 and 43,178,134 shares issued, respectively.....          435              432
Additional paid-in capital..................................      457,800          457,851
Retained earnings (deficit).................................     (379,866)        (329,141)
Other stockholders' equity..................................       (7,429)          (7,599)
                                                               ----------       ----------
     Total Stockholders' Equity.............................       70,940          121,543
                                                               ----------       ----------
     Total Liabilities, Redeemable Stock and Stockholders'
      Equity................................................   $1,114,139       $1,195,699
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(50,725)   $  6,940
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation...........................................    43,892      49,226
     Amortization of deferred financing costs...............     1,022       1,568
     ESOP Contribution......................................     1,305       1,958
     Deferred income taxes..................................    (8,952)     (2,114)
     Cash provided (used) by working capital items:
       Receivables..........................................   (31,900)      5,957
       Inventories..........................................    98,376      23,188
       Other current assets.................................     2,763      (1,995)
       Payables.............................................   (42,086)    (22,868)
       Other current liabilities............................     3,782      (1,099)
     Long term pension obligation...........................     7,040     (23,960)
     Other..................................................      (703)      2,421
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    23,814      39,222
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated subsidiaries.................        --      (7,561)
  Capital spending..........................................   (16,953)    (32,664)
                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES.......................   (16,953)    (40,225)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock................................        --      (5,765)
  Repayment of debt obligations.............................        --     (42,163)
                                                              --------    --------
NET CASH USED BY FINANCING ACTIVITIES.......................        --     (47,928)
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................     6,861     (48,931)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................    68,389     124,690
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 75,250    $ 75,759
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $ 28,217    $ 35,056
  Income taxes paid (refunded), net.........................    (1,973)      4,382

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein, other than the December 31, 1998 Consolidated Condensed Balance Sheet, are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries, are hereafter referred to as the "Company." Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than majority interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1999             1998
                                                    -------------    ------------
Raw materials.....................................    $ 29,526         $ 84,274
Work-in-process...................................      47,310           82,331
Finished goods....................................      84,120           92,727
                                                      --------         --------
                                                      $160,956         $259,332
                                                      ========         ========

NOTE 3

EARNINGS PER SHARE

     For the three months and the nine months ended September 30, 1999, basic and diluted earnings per share were the same. However, securities totaling 1,718,376 and 1,703,489, respectively, were excluded from the diluted earnings per share calculation due to their antidilutive effect. For the three months ended September 30, 1998, basic and diluted earnings per share were the same. Securities totaling 1,732,367 were excluded from the calculation due to their antidilutive effect. The following represents a reconciliation between basic earnings per share and diluted earnings per share for the nine months ended September 30, 1998.

                                                          FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                     ------------------------------------
                                                                                PER SHARE
                                                      INCOME        SHARES       AMOUNT
                                                     ---------    ----------    ---------
Basic earnings per share:
     Net income....................................   $6,940      42,151,390      $0.16
Effect of dilutive securities:
     Series A Preferred............................       --       1,725,663         --
     Stock options.................................       --          24,439         --
                                                      ------      ----------      -----
Diluted earnings per share:
     Net income....................................   $6,940      43,901,492      $0.16
                                                      ======      ==========      =====

NOTE 4

COMPREHENSIVE INCOME

     Financial Accounting Standard No. 130 ("SFAS"), which establishes standards for reporting and displaying comprehensive income and its components, requires the reporting of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income calculated under SFAS No. 130 is the same as the net income reported by the Company for the three months and the nine months ended September 30, 1999 and 1998.

NOTE 5

FINANCING ARRANGEMENTS

     On March 29, 1999, through its wholly owned subsidiary, Weirton Receivables Inc. ("WRI"), the Company amended its existing Receivables Facility with a group of three banks (the "WRI Amended Receivables Facility"). The WRI Amended Receivables Facility provides a total commitment by the banks of up to $80.0 million, including a letter of credit subfacility of up to $25.0 million. The amount of participation interest in the accounts receivable available for cash sale to the banks fluctuates depending upon the nature and amounts of receivables generated by the Company which are sold into the program, and certain financial tests applicable to them.

     The financial tests that were applicable to the receivable facility prior to March 29, 1999 were amended so that, in most cases, the amount of participation interest available for cash sale to the banks is greater under the WRI Amended Receivables Facility than under the pre-existing facility. The WRI Amended Receivables Facility has a term that extends through March 2004. The March 29, 1999 amendment also modified the events and circumstances that would cause the termination of the facility. The other terms and conditions of the WRI Amended Receivables Facility are substantially the same as those of the pre-existing facility.

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

     The Additional Receivable Facility provides for a total commitment by the participating bank of up to $20.0 million. The amount of participation interest in the accounts receivable from the major customer available for sale to the bank fluctuates depending upon the nature and amount of receivables from the customer generated by the Company which are sold into the program and certain financial tests applicable to them. Events that would cause the termination of the Additional Receivable Facility are similar to those that exist under the WRI Amended Receivables Facility.

     As of September 30, 1999, while no funded participation interest had been sold under the WRI Amended Receivables Facility or the Additional Receivable Facility, $12.8 million in letters of credit under the subfacility was in place. After amounts in place under the letter of credit subfacility, the base amount available for cash sale under both facilities was approximately $66.9 million.

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

     As of September 30, 1999, the Company had an accrued liability of $9.8 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency ("EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or conduct remedial activity that may be required.

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

NOTE 8

SUBSEQUENT EVENT

     On October 3, 1999, the Company sold a participation interest of $35.0 million under the WRI Amended Receivables Facility. On October 15, 1999, the Company paid $84.0 million to redeem its 10 7/8% Senior Notes at maturity plus an additional $4.6 million in accrued interest on the notes. On October 31, 1999, after consideration of letters of credit and funded purchases outstanding, the total base amount available for cash sale under both the WRI Amended Receivables Facility and the Additional Receivable Facility was $27.8 million.

     In October 1999, the Company and a lender agreed to a new working capital facility of up to $100.0 million secured by a first priority lien on the Company's inventory. Implementation of the agreement is subject to the execution by the parties of definitive documentation and the satisfaction of customary conditions by the Company. The agreement is subject to certain incurrence tests that are substantially similar to the Company's current indentures.

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

     Domestic steel producers face significant competition from foreign producers. Beginning in the second half of 1998 and continuing through the first nine months of 1999, foreign competition adversely affected product prices in the United States and the tonnages sold by domestic producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuation in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. In 1998, foreign producers exported 41.4 million tons of steel to the United States, an all time record, compared to 31.2 million tons in 1997. A significant portion of the increase occurred in the second half 1998 and a significant amount of such tonnage was being dumped in violation of U.S. law.

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

     The Company had also filed hot rolled cases against Brazilian and Russian producers. The Commerce Department negotiated voluntary restraint agreements with producers from Brazil and Russia in lieu of imposing duties. The agreements set a maximum annual tonnage of hot rolled exports from each country into the domestic market. The agreements also set a minimum price for the imported products.

     On July 12, 1999, the ITC ruled unanimously that evidence existed that cold rolled imports from twelve countries injured the domestic steel industry in 1998. The ruling came in response to complaints brought by the Company and six other domestic producers that foreign producers from twelve countries sold cold rolled steel at prices that violated U.S. trade laws. The case was forwarded to the Commerce Department, which assessed preliminary duties ranging from 16.7% to 177.6% against seven countries. Final determinations are not anticipated until March 2000. The Commerce Department is currently investigating in order to make a final antidumping determination. On October 25, 1999, the Company and two labor organizations filed additional trade cases alleging that Japanese producers have dumped tin mill products in violation of federal trade law. The cases are currently under review by the ITC.

     The efforts of the Company and other domestic producers and labor organizations have had some impact on import levels. Imports declined in the first nine months of 1999 when compared to the average rate of imports during the second half of 1998. However, the import surge in the second half of 1998 continued to adversely affect the domestic steel market in the first nine months of 1999. When compared to the first nine months of 1998, the Company's first half 1999 results reflect weaker demand and lower pricing. In response to these weak market conditions, the Company idled its No. 4 Blast Furnace in December 1998. It remained idle for the first nine months of 1999. The Company met its order requirements from the output of its No. 1 Blast Furnace, the reduction of existing inventory and sourcing slabs from third parties.

     The Company believes that market conditions and demand for its products are strengthening and will continue to strengthen into next year. In response, the Company plans to restart the No. 4 Blast Furnace in early December 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     In the third quarter of 1999, the Company recognized a net loss of $13.6 million or $0.33 per diluted share compared to a net loss of $0.5 million or $0.01 per diluted share for the same period in 1998. The results for the third quarter of 1998 included a benefit for profit sharing of $1.4 million. The benefit was recorded to reverse the previously accrued profit sharing provisions due to the third quarter loss and anticipated losses for the remainder of 1998.

     Net sales in the third quarter of 1999 were $279.6 million, a decrease of $35.1 million or 11% from the third quarter of 1998. Total shipments in the third quarter of 1999 were 663 thousand tons compared to the third quarter of 1998 shipments of 646 thousand tons.

     Sheet product net sales for the third quarter of 1999 were $166.9 million, a decrease of $27.2 million from the third quarter of 1998. Shipments of sheet products in the third quarter of 1999 were 466 thousand tons compared to 449 thousand tons in the third quarter of 1998. The decrease in sheet product sales was primarily attributable to a decrease in average selling prices as well as a shift to a lower value-added product mix.

     Tin mill product net sales for the third quarter of 1999 were $112.7 million on shipments of 197 thousand tons compared to $121.0 million on 197 thousand tons for the same period in 1998. The decrease was due primarily to lower tin mill product shipments and overall lower average selling prices in the third quarter of 1999 compared to the same period in 1998.

     Costs of sales for the third quarter of 1999 were $262.5 million, or $396 per ton, compared to $282.1 million, or $437 per ton, for the third quarter of 1998. The decrease in cost of sales per ton resulted from the shipment of a lower cost product mix and the economic benefits of sourcing slabs from third parties to meet incremental requirements.

     Depreciation expense decreased $1.6 million to $13.6 million in the third quarter of 1999 when compared to the third quarter of 1998. The decrease is primarily attributable to lower units of production depreciation caused by idling the No. 4 Blast Furnace and lower overall production levels throughout the Company's operation.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     In the first nine months of 1999, the Company recognized net loss of $50.7 million or $1.22 per diluted share compared to net income of $6.9 million or $0.16 per diluted share for the same period in 1998. The results for the first nine months of 1998 included a provision for profit sharing of $2.4 million.

     Net sales in the first nine months of 1999 were $812.0 million, a decrease of $180.5 million or 18% from the first nine months of 1998. Total shipments in the first nine months of 1999 were 1,849 thousand tons compared to the first nine months of 1998 shipments of 2,027 thousand tons.

     Sheet product net sales for the first nine months of 1999 were $467.8 million, a decrease of $148.2 million from the first nine months of 1998. Shipments of sheet product in the first nine months of 1999 were 1,263 thousand tons compared to 1,424 thousand tons in the first nine months of 1998. The decrease in sheet product sales was primarily attributable to a decrease in average selling prices as well as lower shipping volume.

     The first nine months of 1999 net sales from tin mill products were $344.2 million on shipments of 586 thousand tons compared to $376.4 million on 603 thousand tons for the same period in 1998. The decrease was due primarily to lower tin mill product shipments and overall lower average selling prices in the first nine months of 1999 compared to the same period in 1998.

     Costs of sales for the first nine months of 1999 were $766.3 million, or $414 per ton, compared to $872.9 million, or $431 per ton, for the first nine months of 1998. The decrease in cost of sales per ton resulted from the shipment of a lower cost product mix and the economic benefit of sourcing slabs from third parties to meet incremental requirements.

     Depreciation expense decreased $5.3 million to $43.9 million in the first nine months of 1999 when compared to the same period in 1998. The decrease is primarily attributable to lower production variable depreciation caused by idling the No. 4 Blast Furnace and lower overall production levels throughout the Company's operation.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had cash and equivalents of $75.3 million compared to $68.4 million as of December 31, 1998. The Company's liquidity requirements arise primarily from working capital requirements, debt service and capital investments. The Company's statements of cash flows for the nine months ended September 30 are summarized below:

                                                           1999        1998
                                                         --------    --------
                                                         DOLLARS IN THOUSANDS
Net cash provided by operating activities..............  $ 23,814    $ 39,222
Net cash used by investing activities..................   (16,953)    (40,225)
Net cash provided (used) by financing activities.......        --     (47,928)
                                                         --------    --------
Increase (decrease) in cash............................  $  6,861    $(48,931)
                                                         ========    ========

     Net cash flows from operating activities were $23.8 million and $39.2 million for the nine months ended September 30, 1999 and 1998, respectively. The decline in cash flow from operations is primarily due to weaker operating results. Also, while inventory reductions in 1999 exceeded those in 1998, the cash flow gains were partially offset by the negative cash flow impact of decreased payables and increased receivables.

     Net cash used by investing activities for the first nine months of 1999 consisted of $17.0 million in capital spending. Net cash used by investing activities for the same period in 1998 consisted of $32.7 million in capital spending and $7.6 million of investments in unconsolidated subsidiaries. The Company's planned capital expenditures for 1999 are approximately $20.0 million.

     The Company repaid $42.2 million of senior notes in March 1998 and repurchased $5.8 million of its common stock through the third quarter of 1998.

     On March 29, 1999, Weirton Receivables Inc. ("WRI"), a wholly owned subsidiary of the Company amended its receivables participation agreement with a group of three banks (the "WRI Amended Receivables Facility"). The WRI Amended Receivables Facility provides a total availability for cash sales of up to $80.0 million, including a letter of credit subfacility of $25.0 million. As of September 30, 1999, after reductions for amounts in place under its letter of credit subfacility, the base amount available for cash sales under the WRI Amended Receivables Facility was $47.8 million.

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

     The Additional Receivable Facility provides for a total commitment by the participating bank of up to $20.0 million. The amount of participation interest in the accounts receivable from the major customer available for sale to the bank fluctuates depending upon the nature and amount of receivables from the customer generated by the Company which are sold into the program and certain financial tests applicable to them. Events that would cause the termination of the Additional Facility are similar to those that exist under the WRI Amended Receivables Facility.

     On October 3, 1999, the Company sold a participation interest of $35.0 million under the WRI Amended Receivables Facility. On October 15, 1999, the Company paid $84.0 million to redeem its 10 7/8% Senior Notes at maturity plus an additional $4.6 million in accrued interest on the notes. On October 31, 1999, after consideration of letters of credit and funded purchases outstanding, the total base amount available for cash sale under both the WRI Amended Receivables Facility and the Additional Receivable Facility was $27.8 million.

     In October 1999, the Company and a lender agreed to a new working capital facility of up to $100.0 million secured by a first priority lien on the Company's inventory. Implementation of the agreement is subject to the execution by the parties of definitive documentation and the satisfaction of customary conditions by the Company. The agreement is subject to certain incurrence tests that are substantially similar to the Company's current indentures.

     In order to continue to improve its liquidity position, the Company continues to pursue various operating initiatives. These include continuing inventory reduction programs supported by purchase consignment agreements and arrangements related to the strategic sourcing of raw materials and slabs. Further inventory reductions are planned through changes in operating practices.

     The Company's net deferred tax assets were $161.6 million as of September 30, 1999. These consisted primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax. The Company may be required in future periods to make cash payments for income taxes under federal alternative minimum tax regulations.

     As of December 31, 1998, the Company had a pension funding credit of approximately $83.2 million. Accordingly, the Company is not required to contribute to its pension plan in 1999. The Company made no contribution to its pension plan during the first nine months of 1999.

     Based upon available cash on hand, the amount of cash expected to be generated from operating activities, and the amount of cash available under the WRI Receivable Facility, the Company expects to have sufficient cash to meet its short term needs, including completion of its capital spending plans.

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

State of Readiness

     The Company targeted the third quarter of 1999 for complete Year 2000 readiness including integration testing, contingency planning and tracking the readiness of third parties. The Company believes that all of its business critical systems are currently Year 2000 ready. The balance of 1999 will be used to further validate Year 2000 readiness.

     The chart below provides the percentage completion of the various phases of the Year 2000 Plan. The phases included are:

     1. Y2K Inventory -- identification of the systems and processes that may be affected by the year 2000.

     2. Y2K Impact Assessment -- the analysis performed to determine the Year 2000 date impact of the Company's Year 2000 inventory.

     3. Y2K Readiness- The percent completion of Y2K readiness of inventory of date impacted items including items already made Year 2000 ready and those items made Year 2000 ready through renovation/replacement. We only consider systems ready for which testing and implementation activities have been completed.

                                                       PERCENT COMPLETED
                                              ------------------------------------
                                                 Y2K       Y2K IMPACT       Y2K
SEPTEMBER 30, 1999                            INVENTORY    ASSESSMENT    READINESS
------------------                            ---------    ----------    ---------
IT Systems..................................     100%         100%          100%
Non-IT Systems..............................     100%         100%          100%

Third Parties

     The Company depends on third-party suppliers for raw materials, energy, utilities, telecommunications, transportation and other goods and services critical to the operation. The Company contacted all of its critical third party suppliers and analyzed their Year 2000 readiness based on responses to the Company's inquiries. The Company has evaluated the Year 2000 readiness of its suppliers and service providers via written inquiries, direct contacts and site visits. Through these procedures and the development of contingency plans, the Company believes it has adequately minimized the risk associated with the potential failure of third party vendors to provide goods and services without significant interruption.

Costs to Achieve Year 2000 Readiness

     As part of its capital plan, the Company replaced certain of its business systems dealing with human resources. The Company also replaced, or is in the process of replacing, certain of its business systems dealing with financial reporting. The planned replacement of these systems was accelerated to achieve Year 2000 readiness. Through September 30, 1999, the Company spent $15.6 million on these projects. The Company plans to spend an additional $0.3 million to complete testing of the financial reporting systems.

     Through September 30, 1999, in addition to the replacement of the human resources and financial reporting systems, the Company spent approximately $6.0 million in remediation costs to achieve Year 2000 readiness. All of these remediation costs have been properly expensed in the period incurred in the Company's Consolidated Condensed Statements of Income.

Year 2000 Risks to the Company

     The Year 2000 problem poses significant operational, environmental, quality and financial risk to the Company. Failure of the Company's Year 2000 readiness plan could result in business consequences which might include production delays and outages, inability to obtain needed goods and services from third party vendors and suppliers, inability to process ordinary business transactions, lost revenue and failure of management controls. Although the Company believes it has taken the necessary steps to mitigate the risks associated with the Year 2000 problem, there can be no assurance that the Year 2000 problem will not have a material adverse affect on the Company's business, financial condition and results of operations.

Contingency Plans

     The Company identified and developed specific contingency plans to mitigate the effects of possible Year 2000 disruptions. The plans include additional staffing during the transition period, alternative power sources to help protect assets and limit operating disruptions and alternative procedures in the event of failure of critical systems.

     The adequacy of the Year 2000 readiness plans are based on management's best estimates and assumptions of future events. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

     As of September 30, 1999, the Company had a liability of $9.8 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency ("EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous materials which may be located on the Company's property and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous material which may be located on the property, it is not possible at the present time to estimate the ultimate cost to comply with EPA's requirements or conduct remedial activity that may be required.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133, which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is January 1, 2001 for companies with calendar years). Management has not determined how Statement 133 will impact the Company's financial statements.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in information has occurred for the three month and nine month periods ended September 30, 1999 that would cause the information reported in this section in the Company's 1998 annual report on Form 10-K to be inaccurate.

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

November 15, 1999