Form 10-K405
period 1999-12-31
WEIRTON STEEL CORP
filed 2000-03-30
CIK 849979

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
              -------------------                          -------------------
    Common Stock, Par Value $0.01 Per Share                     New York
             11 3/8% Notes due 2004                             New York
             10 3/4% Notes due 2005                             New York

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes:  X   No:
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     Based on the closing price as of March 21, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $342,612,303. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates and unallocated shares under the Registrant's 1989 Employee Stock Ownership Plan subject to voting instructions of employees who are not otherwise affiliates.)

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 21, 2000 was 41,528,764.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Registrant's 1999 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K to the extent provided herein.

(2) Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14 (filed within 120 days after the end of the fiscal year covered hereby) in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      ITEM

                                                                        PAGE
                                                                        ----
PART I
     1.   Business....................................................    1
     2.   Properties..................................................   12
     3.   Legal Proceedings...........................................   13
     4.   Submission of Matters to a Vote of Security Holders.........   13

PART II
     5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   13
     6.   Selected Financial Data.....................................   14
     7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition........................   14
     7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14
     8.   Financial Statements and Supplementary Data.................   14
     9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   14

PART III
     10.  Directors and Executive Officers of the Registrant..........   14
     11.  Executive Compensation......................................   16
     12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   16
     13.  Certain Relationships and Related Transactions..............   16

PART IV
     14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   17

SIGNATURES............................................................   21

EXHIBIT INDEX.........................................................   22

FINANCIAL STATEMENT SCHEDULES.........................................  S-2

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Weirton Steel Corporation (the "Company") and its predecessor companies have been in the business of making and finishing steel products for over 90 years at the Company's facilities located in Weirton, West Virginia. From November 1929 to January 1984, the Company's business had been operated as the Weirton Steel Division of National Steel Corporation. Incorporated in Delaware in November 1982, the Company acquired its principal operating assets in January 1984.

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

PRINCIPAL PRODUCTS AND MARKETS

     The Company offers a wide range of rolled carbon steel products, including hot and cold rolled sheet steel and both hot-dipped and electrolytic galvanized products (collectively "Sheet Products"), as well as a broad line of coated steels, including tin plate, chrome coated, and black plate, comprising Tin Mill Products ("TMP"). The Company's products emphasize the narrow to medium widths, up to 48" wide, reflective of its rolling and finishing equipment. The Company's products cover a broad range of gauges, finishes and performance specifications.

     In addition to its core product offerings, the Company's joint venture W&A Manufacturing LLC ("W&A") offers a steel roofing product and the Company's joint venture GalvPro L.P. ("GalvPro") offers a galvanized product greater than 48" wide. See "Business Strategy" under Item 1.

     The percentages of the Company's total revenues derived from the sale of Sheet Products and TMP for each year in the five-year period ended December 31, 1999 are shown in the following table. Total revenues include the sale of "secondary" products, principally those products not meeting prime specifications.

                                                    1999    1998    1997    1996    1995
                                                    ----    ----    ----    ----    ----
Sheet products....................................   59%     60%     62%     59%     64%
Tin mill products.................................   41      40      38      41      36
                                                    ---     ---     ---     ---     ---
                                                    100%    100%    100%    100%    100%
                                                    ===     ===     ===     ===     ===

     Sheet Products. The Company's presence in the overall domestic Sheet Products market is limited. To compete more effectively, the Company has concentrated on developing offerings of more highly processed products and production capability to provide the coil sizes favored by most of its customers. The Company's strategy for development of its sheet business focuses on increasing its mix of cold roll and galvanized products. As part of this strategy, the Company expects to supply up to one half of the cold roll requirements of GalvPro, the Company's galvanizing joint venture with Koninklijke Hoogovens, now a unit of Corus Group plc. See "Business Strategy" under Item 1. While the Company's efforts are aimed at increasing the mix of cold rolled and coated products, the relative strength of markets for individual product offerings has a strong influence on the mix of products the Company ships in any given period.

     The following table provides information concerning the Company's shipments of Sheet Products relative to the domestic industry for the periods shown.

                                 SHEET PRODUCTS
                            HISTORICAL MARKET SHARE

                                         1999      1998      1997      1996      1995
                                         ----      ----      ----      ----      ----
                                                    (IN THOUSANDS OF TONS)
Industry shipments....................  50,993    51,586    52,015    50,022    47,845
Company shipments (1).................   1,743     1,771     1,918     1,957     1,955
Company market share..................     3.4%      3.4%      3.7%      3.9%      4.1%

---------------

(1) Includes secondary products.

     Description of Sheet Product Offerings. Hot rolled products are sold directly from the hot strip mill as "hot bands," or are further processed using hydrochloric acid to remove surface scale and are sold as "hot rolled pickled" or "hot rolled pickled and oiled." Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Most of the Company's sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 1999, the Company shipped 752 thousand tons of hot rolled sheet, which accounted for 19% of total revenues.

     Cold rolled sheet requires further processing including additional rolling, annealing and tempering to enhance ductility and surface characteristics. Cold roll is used in the construction, steel service center, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In 1999, the Company shipped 373 thousand tons of cold rolled sheet, which accounted for 13% of total revenues.

     Galvanized hot-dipped and electrolytic sheet is coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 1999, the Company shipped 618 thousand tons of galvanized products, which accounted for 27% of total revenues.

     Tin Mill Products. Historically, the Company has emphasized the production and sale of tin mill products, as a result of which it has become one of the largest domestic producers of TMP. The Company has enjoyed substantial market share and a widely held reputation as a high quality producer of TMP. During 1999, the Company's market share of TMP was approximately 20%, which was consistent with its historic market share levels. Although categorized as "tin mill products," these products actually comprise a wide variety of light gauge coated steels, including black plate, tin coated steel and electrolytic chromium coated steel. The TMP market is primarily directed at food and general line cans. While the domestic TMP market offers limited opportunities for expansion, as part of its ongoing strategy, the Company continues to seek new product and market opportunities by capitalizing on developing specialty markets.

     The following table provides information concerning the Company's shipments of TMP relative to the domestic industry for the periods shown.

                               TIN MILL PRODUCTS
                            HISTORICAL MARKET SHARE

                                             1999     1998     1997     1996     1995
                                             ----     ----     ----     ----     ----
                                                      (IN THOUSANDS OF TONS)
TMP industry shipments.....................  3,771    3,714    4,058    4,108    3,942
Company shipments (1)......................    771      804      854      899      763
Company market share.......................     20%      22%      21%      22%      19%

---------------

(1) Includes secondary products.

     Sales and Distribution Logistics. The Company's products are primarily sold through salaried Company employees who operate from corporate headquarters and through nine regional locations. Sales orders taken in the field are subject to home office approval. The sales organization is closely linked with technical service personnel who assist the Company with product engineering and development. The Company believes that the sales organization plays an important role in identifying and achieving a more favorable strategic market mix for the Company.

     To supplement its traditional sales force, the Company has, since October 1996, initiated product sales over the Internet. The Company currently sells its prime, excess prime and non-prime products through MetalSite L.P. ("MetalSite"). See "Business Strategy" under Item 1. The Company expects to continue to explore and develop new means and methods of expanding customer access through electronic markets.

     Market Demand and Customers. The demand for rolled carbon steel products in the United States has been strong and consistent for the past seven years. Domestic producers and foreign producers exporting to the United States have benefited from strong domestic consumption during most of that time. The long duration of strong rates of domestic consumption is unusual in the history of the steel industry. The outlook for domestic carbon steel consumption for 2000 is also positive. However, a variety of factors including overall strength of the U.S. economy, consumer purchases of automobiles and appliances, new housing development and industrial steel orders affect the domestic demand for steel. During recessionary periods, the industry's high level of production capacity relative to demand levels has resulted in the reduction of selling prices across a broad range of products.

     The following table shows the principal types of customers for the Company's products for the years indicated.

                                                    1999    1998    1997    1996    1995
                                                    ----    ----    ----    ----    ----
Service Centers and Sheet and Strip Converters....   48%     44%     43%     44%     40%
Food..............................................   23      25      23      24      21
Pipe and Tube.....................................   10      12      14      15      15
Construction......................................    7       9       8       7       8
Consumer Durables.................................    2       2       3       3       3
Exports...........................................    4       3       3       2       8
Other.............................................    6       5       6       5       5
                                                    ---     ---     ---     ---     ---
                                                    100%    100%    100%    100%    100%
                                                    ===     ===     ===     ===     ===

     A substantial portion of the Company's revenues is derived from long-time customers, although the Company actively seeks new customers and constantly seeks new markets for its products. A substantial share of the Company's Sheet Products and TMP are shipped to customers located in the eastern portion of the United States. The Company continually attempts to develop customer bases in other portions of the United States as well as abroad. In 1999, the Company's exports reached one of the highest levels in Company history, reflecting a concerted effort to explore and develop international markets. The Company exported 105 thousand tons of TMP, representing 4% of its total shipments.

     The majority of the Company's TMP sales have been to can manufacturing and packaging companies, a substantial amount of whose annual requirements are established in advance. Domestic TMP markets are characterized by a small number of manufacturers and an increasing concentration of buying power. During 1999, shipments to the Company's five largest TMP customers accounted for 25% of total revenues. Shipments to the Company's largest customer, Ball Corporation, accounted for approximately 11% of total revenues. The balance of TMP is sold to other can manufacturers, manufacturers of caps and closures and specialty products ranging from film cartridges, lighting fixtures and battery jackets to cookie sheets and curtain rods. Because the annual requirements of the Company's largest TMP customers are established in advance, the TMP market has generally offered a more stable pricing environment than Sheet Products.

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

BUSINESS STRATEGY

     The Company's strategic objective is to be a first tier global provider in terms of cost, quality and customer service, of specialty plated, coated and cold rolled products. The Company's business strategy seeks to achieve this objective by: (i) continuing to implement cost and productivity improvements;
(ii) maximizing utilization of its assets; and (iii) developing markets for and capacity to produce higher value-added products.

     Over the past four years, the Company has pursued initiatives to aggressively improve operating profit margins so that it would be better positioned to compete with other domestic and foreign producers. Prior to 1996, the Company's strategic efforts focused on cost reductions through major capital improvements, particularly for its hot mill and steelmaking operations.

     More recently, the Company's strategy has included developing partnerships and joint ventures designed to create further opportunities for higher value-added products and to more fully harness electronic commerce and to create value. This has resulted in the formation of four new ventures since 1997: WeBCo International LLC ("WeBCo"), GalvPro, W&A, and MetalSite.

     WeBCo. WeBCo is a joint venture formed in September 1997 by the Company and Balli Group, plc., a United Kingdom based trading company. WeBCo's objective is to penetrate new foreign markets for the export of the Company's products and to expand the Company's domestic offerings with a range of products complementary to those from its own mill. WeBCo has played a key role in finding and developing TMP market opportunities in Germany and the United Kingdom. Focusing its export activities in WeBCo, the Company exported 53 thousand tons of TMP in 1999, its highest export level ever. While export opportunities are dramatically affected by the relative strength of foreign economies, the Company expects that WeBCo will assist the Company in maximizing future export opportunities.

     GalvPro. GalvPro is a joint venture formed in the fourth quarter of 1997 by the Company and affiliates of Dutch steelmaker Koninklijke Hoogovens (now a unit of Corus Group plc). In 1998, GalvPro obtained financing and began construction on a state of the art 300,000 ton per year 60-inch hot dip galvanizing facility in Jeffersonville, Indiana. Construction of the facility was substantially completed and GalvPro began producing galvanized sheet product in the fourth quarter of 1999. The Company anticipates that GalvPro will penetrate new markets in the Midwestern United States where it is geographically advantaged. Further, the Company believes GalvPro will access markets for galvanized products wider than the 48" product the Company is otherwise able to produce. The Company also expects to benefit from being a major cold roll substrate supplier to GalvPro.

     W&A. W&A is a joint venture formed in the second quarter of 1998 between the Company and ATAS International. W&A produces a steel roofing product for commercial and residential use. The Company and W&A are seeking to expand the market for steel roofing and capture a significant share of that emerging market. The Company also expects to benefit by supplying the galvanized coils used to manufacture W&A's steel roofing.

     MetalSite. MetalSite is a partnership venture formed in November 1998 by the Company, LTV Corporation and Steel Dynamics Inc. During 1999, Bethlehem Steel Corporation, Ryerson Tull, Inc. and Internet Capital Group, Inc. ("ICG") were added as partners. Prior to November 15, 1998, MetalSite was a component of the Company. MetalSite provides a secure, web-based market place for buyers and sellers of steel. The Company currently sells prime, excess prime and non-prime products through MetalSite's web site. The Company anticipates that MetalSite will continue to explore electronic commerce opportunities related to the metals industry. Such opportunities may come in the form of: (i) sales of prime, excess prime and secondary steel products via internet auction and on-line listing formats; (ii) sales of other metals including aluminum, copper and zinc in an electronic marketplace; (iii) advertising on the website; and (iv) providing a forum for parties along the steel supply chain to communicate electronically.

     In addition to product sales and its ownership percentage in MetalSite, the Company expects to realize benefits from the efficiency of electronic exchange of information with customers, suppliers, transportation providers and other parties utilizing the site.

     The Company sold a portion of its interest in MetalSite to ICG in December 1999 resulting in net cash proceeds to the Company of $170.1 million.

     The MetalSite transaction, along with the reduction of approximately $127 million in debt over the last two years has significantly improved the financial position from which the Company can seek to pursue strategic alternatives. The Company will continue to explore opportunities to improve its profit margins, balance sheet and productivity as well as capitalize on value added steel product markets. As it has for the past several years, the Company may form further strategic partnerships and alliances which will enable it to capitalize on new and emerging markets for steel products and services.

RAW MATERIALS

     Unlike many of its larger competitors, the Company does not own or participate in the ownership of raw materials, or operate production facilities, from which it can draw its raw material requirements. As a result, the Company must buy these materials in the open market.

     The Company has a contract with a subsidiary of Cleveland-Cliffs Inc. to purchase the Company's standard and flux grade iron ore pellet requirements. This contract, which extends through 2006, provides for a minimum tonnage of pellets to be supplied based on mine production capacity and for pricing dependent on mine production costs. The Company has entered into an amendment to its existing agreement with that supplier extending through 2005 to purchase its additional pellet requirements based on competitive market prices.

     The Company has a contract with USX Corporation to purchase blast furnace coke for a term which extends through December 31, 2001, subject to extension. Under the contract, the Company must give notice by mid-October of each year of its required coke volumes for the following year and has the option to purchase up to 100% of its coke requirements for each year, subject to a minimum of either 80% of requirements or a fixed tonnage. If the Company does not commit to take the tonnages above minimum requirements for any year, the supplier has the option of determining whether it will supply future tonnages above the minimum, until such time as it actually does so, after which the Company again has the option to take its full requirements. During the period in 1999 that its No. 4 Blast Furnace was idled, the Company and the supplier adjusted the minimum volume requirements under the contract. Coke prices under the contract are based on the prevailing market, subject to a ceiling and floor over the life of the contract and a limit on annual change. The Company cannot predict whether, or upon what terms, the coke supply agreement may be extended or replaced. However, in order to reduce its vulnerability to single source procurement, the Company continues to develop and utilize alternative sources of coke, including from overseas suppliers. The Company, like other steelmakers, has utilized technologies calculated to achieve some reduction in the consumption of coke in blast furnace operations. Nevertheless, if coke making capacity available to the industry were to decline faster than alternative sources could be developed, future coke prices may be subject to significant escalation.

     The Company obtains its limestone, tin, zinc and other raw materials requirements, in most cases, from multiple sources with the issue being price and quality rather than availability of supply.

     The Company utilizes scrap in its steelmaking process. Scrap is available from multiple sources with the issue being price and quality rather than availability of supply.

     The Company operates as a 100% continuously cast producer. However, the Company's requirements for slabs occasionally have exceeded its capacity to produce them, and production outages from iron or steelmaking operations have required the use of slabs from outside sources. Generally, the Company has been able to purchase slabs as and when needed. While its No. 4 Blast Furnace remained idle in 1999, the Company was able to obtain a sufficient supply of outside slabs to maintain operations at levels required by its order book.

     The primary sources of energy used by the Company in its steel manufacturing process are natural gas and electricity. In recent years, the Company has entered into natural gas purchase contracts with gas suppliers and transportation contracts with transmission companies. These arrangements have helped to reduce or control fluctuations in prices paid for gas. The Company also has a contract, expiring in 2011, for the supply of oxygen and nitrogen requirements to its steelmaking facilities. This agreement significantly reduced the Company's oxygen and nitrogen supply costs compared to prior arrangements.

     The Company generates in its own facilities a significant amount of electricity and steam for its processing operations from a mixture of blast furnace gas and natural gas. The Company has in effect through 2001 a power generation deferral agreement with its outside electric utility, which permits the Company to purchase outside power at greatly reduced rates in exchange for limiting its internal power generation. The Company expects to pursue alternative electric power supply sources when free market practices for electricity are implemented in its home state of West Virginia. This could happen as early as 2001.

     The Company continually attempts to conserve and reduce the consumption of energy in its steelmaking operations. The Company evaluates and seeks to utilize technological developments and improved operating practices to accomplish these goals. A number of the Company's facilities have alternate fuel burning capability, increasing their flexibility to utilize more economic fuels from time to time.

     A substantial increase in the Company's energy costs or a shortage in the availability of its sources could have an adverse effect on the Company. Where feasible, the Company seeks to protect itself against rapid price rises in commodities and energy by means of forward buying activities. The Company seeks to avail itself of the benefits of price decreases by continuing to participate in spot market purchases. To the extent deemed appropriate, the Company also protects the availability of supplies, such as for natural gas, by means of non-interruptible contracts.

     Management believes that the Company's long term raw materials contracts are at generally competitive terms.

COMPARATIVE PRODUCTION AND SHIPMENTS

     The rebound in domestic steel industry production and shipments which had occurred over the five year period from 1993 through 1997 was halted in the second half of 1998 due to record levels of imports. Capacity utilization, which had peaked at 93% in 1995, dropped to 86% in 1998 and 84% in 1999 as most domestic steelmakers, including the Company, curtailed production in response to the oversupply condition brought on by the import glut. In addition to curtailed production, capacity utilization was affected by new steel production and finishing facilities entering the market place

     In 1999, the Company produced 1.8 million tons of raw steel on a one blast furnace configuration and shipped 2.5 million tons of finished and semi-finished steel products. The following table sets forth annual production capability, utilization rates and shipment information for the Company and the domestic steel industry (as reported by the AISI) for each year in the five year period ended December 31, 1999.

                            PRODUCTION AND SHIPMENTS
                            HISTORICAL MARKET SHARE

                                             1999     1998     1997     1996     1995
                                             ----     ----     ----     ----     ----
                                                      (IN THOUSANDS OF TONS)
Company
  Raw steel production.....................    1.8      2.8      2.9      2.8      2.8
  Capability...............................    3.0      3.0      3.0      3.0      3.0
  Utilization..............................     63%(1)    93%     97%      95%      95%
  Shipments................................    2.5      2.6      2.8      2.9      2.7
  Shipments as a percentage of industry
     total.................................    2.4%     2.5%     2.6%     2.9%     2.8%

Industry
  Raw steel production.....................  107.2    107.6    105.4    102.2    102.7
  Capability...............................  128.1    125.3    119.0    116.1    110.4
  Utilization..............................     84%      86%      89%      90%      93%
  Shipments................................  105.1    102.1    105.5    100.5     97.5

---------------

(1) The Company's utilization is based on a one blast furnace configuration in 1999.

COMPETITION AND OTHER INDUSTRY FACTORS

     The domestic steel industry is a cyclical business with intense competition on a global scale. Manufacturers of non-steel products, including plastics, aluminum, cardboard, ceramics and glass, have made substantial competitive inroads into traditional steel markets offering substitute materials sometimes with enhanced performance at lower prices. The international steel industry's high level of production capacity relative to demand levels can adversely affect the U.S. industry and has come to result in cyclical selling price reductions across a broad range of steel products.

     In response to increased competition, domestic steel producers have invested heavily in new plant and equipment, which has improved efficiency and increased productivity and quality. These capital projects, together with other developments, such as manning and work rule changes, information management and improved operating practices, have tended to lower costs and enhance the competitive advantages of those producers who make them. The Company has responded to competitive cost reductions through its own capital improvement programs and ongoing cost reduction efforts to achieve operating efficiencies.

     Domestic producers face increasing competition from foreign steelmakers over a wide range of products. As a percentage of domestic consumption, steel imports excluding semi-finished products (primarily slabs) have surged to historical highs, amounting to approximately 21%, 26% and 20% in 1999, 1998 and 1997, respectively. Imports of hot rolled and cold rolled products increased 42% in 1998 compared to 1997, but declined significantly in 1999 as a result of fair trade enforcement actions discussed below. Imports of TMP have risen substantially in the past two years, amounting to approximately 17.5%, 12.3% and 10.8% of domestic consumption in 1999, 1998 and 1997, respectively. Competition in the industry is influenced increasingly by global trade patterns and currency fluctuations. For example, a strong U.S. Dollar, weak demand in Asian markets and financial crises in Russia have created intense competitive pressure from steel imports over the past several years. Moreover, some foreign producers, as a result of mergers and other consolidations in their regions, have achieved greater resources for global scale competition extending into the domestic market.

     Competition with foreign steel producers has been marked by unfairly priced, or "dumped," products and subsidization. Dumping, which involves selling a product below cost or for less than in a home market, is a violation of U.S. trade laws. Given the strategic role of the steel industry in many countries, some foreign steelmakers are aligned with governmental interests and thereby influenced by political and economic policy considerations, as well as prevailing market conditions. As a result, these producers may maintain production capabilities at the expense of returns generally considered acceptable for the domestic industry to operate profitably and, when their home market demand is slack, seek to flood the U.S. market with deeply discounted products. On September 30, 1998, the Company, 11 of its competitors and two labor organizations filed trade cases involving dumping and subsidization against imported hot rolled steel from Brazil, Japan, and Russia. The cases were filed with the U.S. International Trade Commission (the "ITC") and the U.S. Department of Commerce. Anti-dumping cases were filed against the three countries, while a subsidy complaint was also filed against Brazil. In November 1998, the ITC issued a preliminary ruling that the high volumes of low-priced imported steel had damaged the domestic steel industry. In February 1999, the Commerce Department issued a preliminary ruling in favor of the U.S. producers on the hot rolled cases against Brazil and Japan. The Commerce Department imposed anti-dumping duties against the steel producers of both nations, as well as countervailing duties against the Brazilian producers. (Countervailing duties are meant to counter the effect of government subsidization.) The anti-dumping margins ranged from 25% to 67% against Japanese producers and were to range from 50% to 71% against Brazilian producers. However, in June 1999, the Commerce Department reached an agreement limiting the import volume of Brazilian hot rolled products for five years, thereby superseding the duties. Also in June, the ITC confirmed the injury resulting from the Japanese hot rolled imports thereby permitting the dumping duties against them to remain in effect for five years. A preliminary finding also was made against Russian producers, but was replaced in July 1999 by a five year quota agreement on a variety of products, including hot rolled coil, cold rolled and galvanized sheet and slabs. Among other things, the agreement provides for significant reductions in the permitted import tonnages of these products, except for slabs, whose tonnages are allowed to increase significantly, and a price floor on hot rolled coil.

     In June 1999, the Company and seven other domestic producers filed trade cases against allegedly illegal imports of cold rolled steel from 12 countries (Argentina, Brazil, China, Indonesia, Japan, Russia, Slovakia, South Africa, Taiwan, Thailand, Turkey and Venezuela). In November 1999, the Commerce Department assessed preliminary duties ranging from 17 % to 178% on cold rolled products from seven of the named countries and in December 1999 assessed preliminary duties ranging from 5% to 49% on cold rolled products from the remaining five named countries. In January 2000, final antidumping determinations ranging from 17% to 81 % and countervailing duties ranging from 7% to 11% were announced by the Commerce Department on cold rolled products from six of the 12 countries. However, on March 3, 2000, the ITC reversed the Commerce Department determination through a finding that the domestic industry was not injured by the imports. The Company believes that the ITC's determinations are erroneous, but if it proceeds on the same basis, it is likely to render negative determinations in the other six cases. Unless successfully appealed, the determination will result in an end to any dumping duty requirements and a return of duties.

     In October 1999, the Company and two labor organizations also filed anti dumping actions against TMP imports from Japan. In December 1999, the ITC ruled that domestic TMP producers had been injured by Japanese imports. The Commerce Department is expected to announce preliminary duties on those products in mid April 2000. The Department is expected to announce final determinations in June and the ITC is expected to make final determinations of injury in August.

     The Company believes that the successful trade cases in hot rolled sheet have helped to reduce import volumes, stabilize prices and increase the relative competitive strengths of domestic producers. Successes against one group of foreign producers in certain product lines sometimes has been followed by increased imports from such producers in other lines, or from producers in other countries in the same lines. Efforts to rationalize these shifting factors and reduce the need to file cases through legislative efforts, such as quota bills, generally have not been successful. Accordingly, so long as the relative strength of the U.S. currency and economy and the relative weakness of many foreign currencies and economies make it attractive to export to the U.S. market, continued strong competitive pressures from foreign steelmakers can be anticipated. The Company will continue to seek vigorous enforcement of U.S. trade laws and regulations in appropriate cases to assure that foreign competition takes place on a fair basis.

     Integrated steelmakers also face strong competition from mini-mills. Mini-mills are efficient, low-cost producers that generally produce steel by melting scrap in electric arc furnaces, utilize new technologies, have lower employment costs and target regional markets. Mini-mills historically produced lower profit margin products, such as bars, rods, wire and other commodity-type steel products not produced by the Company. Thin cast technology has allowed mini-mills to enter sheet markets supplied by integrated producers, and they are now competing in the hot rolled, cold rolled and galvanized marketplace. In other instances, mini-mills seeking to capture segments of the flat rolled market have located facilities where they are geographically advantaged compared to their integrated competition. Mini-mills generally continue to have a cost advantage over integrated steel producers, particularly for labor, and when scrap prices are low. Most of the new capacity in the domestic industry has resulted from growth in mini-mill operations, some of which rival the capacity and product range of the larger integrated mills

     The Company's primary competitors in Sheet Products consist of most domestic and international integrated steel producers and mini-mills. The Company's primary domestic TMP competitors in recent years have been USX Corporation, LTV Corporation, Bethlehem Steel Corporation, National Steel Corporation, Wheeling Pitt - Ohio Coatings and USS-POSCO Industries. However, imports, particularly from Japan, have increasingly penetrated the market.

     The Company experiences strong competition in all its principal markets with respect to price, service and quality. The Company believes that it competes effectively in all these categories by focusing its marketing efforts on creating strong customer relationships through high quality products at competitive prices.

RESEARCH AND DEVELOPMENT

     The Company engages in research and development for the improvement of existing products and processes and the development of new products and product applications. During 1999, 1998, and 1997, the Company spent approximately $2.0, $5.9 million, and $4.1 million, respectively, for research and development activities.

     WEIRTEC, the Company's research and development center, is the industry leader in the advancement of steel can making technology, maintaining prototype steel packaging manufacturing facilities, analytical laboratory facilities and computer simulation systems in Weirton, West Virginia. WEIRTEC assists customers in the development of new products and collaborates with the AISI in the development of new product lines and production techniques to increase the use and quality of steel as a material of choice.

     In 1999, WEIRTEC capitalized on the Company's production expertise, particularly in coated products, by developing two new steel products with advanced coatings: Weirlube with a dry-film lubricant coating and Performax with an acrylic coating that resists finger marking.

     Longer-term research projects have also included clean steel production techniques, polymer to steel lamination, and the application of galvanized steel products to the residential and commercial construction industry. The Company believes that the WEIRTEC scientists, engineers, technicians and facilities enhance the Company's technical excellence, product quality and customer service.

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

     Capital expenditures for environmental control facilities were approximately $0.7 million in 1999, $11.5 million in 1998, and $8.4 million in 1997. For 2000, the Company has budgeted approximately $2.3 million in capital expenditures for environmental control facilities. Given the nature of the steelmaking industry, it can be expected that additional capital expenditures will be required from time to time to permit the

Company to remain in compliance with current and future environmental regulations. Since the effects of future requirements are not determinable at present, it is not possible to predict the ultimate future cost of compliance. The Company, like its competitors, does not expect to be able to pass on to customers cost increases specifically resulting from compliance with environmental regulations.

     In the past, the Company has resolved environmental compliance issues through negotiated consent orders and decrees with environmental authorities, pursuant to which the Company has paid civil penalties. The Company believes that it is in substantial compliance with its environmental control consent orders and decrees.

1996 CONSENT DECREE

     Under a 1996 consent decree the Company entered into with the Environmental Protection Agency (the "EPA"), and the West Virginia Division of Environmental Protection (the "DEP"), the Company paid a civil penalty and was required to undertake certain capital projects to assure compliance with water, air and waste-related regulations in accordance with detailed construction schedules. The consent decree also provided for stipulated penalties for non-compliance with certain of the decree's provisions.

     The capital projects undertaken in connection with the decree included upgrades and modifications to air emissions control equipment, wastewater treatment systems and waste handling facilities. Construction of most of the projects has been substantially completed, resulting in Company expenditures of approximately $ 15.3 million through 1999. A significant portion of these expenditures had been included in the Company's capital budget prior to the consent decree. The Company anticipates that it will expend approximately an additional $1.0 million through 2000 to complete the construction and implementation of the remaining capital projects.

     The new projects and other terms of the consent decree have necessitated changes in operating procedures at the Company's facilities. Generally, these changes have tended to increase operating costs. Based on its experience thus far, however, the Company does not believe that resulting increased costs will be material to its results of operations.

WATER DISCHARGE PERMITTING

     In February 1997, the Company reached a settlement with the DEP regarding outstanding issues under its National Pollutant Discharge Elimination System ("NPDES") permit renewal, which has since been amended twice. Among other things, the amended settlement requires the Company to achieve compliance with more stringent effluent limitations and to conduct certain defined studies related to the limitations by specified deadlines. It is not possible at this time to accurately predict the costs which may be necessary to achieve compliance with the final limitations, in part because DEP has not made final determinations regarding the limitations.

CORRECTIVE ACTION ORDER

     A Resource Conservation and Recovery Act ("RCRA") corrective action order related to the consent decree and covering the Company's plant was issued by the EPA in 1996. The order requires the Company to conduct investigative activities and interim corrective measures to determine the nature and extent of hazardous substances which may be located on the Company's property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the Company's property have been prioritized, work plans for the first two areas have been developed and investigations have been implemented in compliance with the order. Generally, these activities are at an early stage. Moreover, their future course and timing will depend to a significant extent on acceptance of the Company's investigation work plans by the EPA and the investigation results. As a result, the Company does not know the nature or extent of hazardous substances located on its property and it is not possible at present to estimate the ultimate cost to comply with the order or to conduct any required remedial activity. At December 31, 1999, the Company has accrued a total of approximately $9.0 million related to cleanup costs for environmental liabilities, including costs associated with the corrective action order. The Company believes that it may be entitled to indemnification, as described below, for at least a portion of the costs incurred by the Company to comply with the corrective action order.

     Waste Sites. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, the EPA and state regulators have authority to impose strict, joint and several liability on waste generators, owners, operators and other potentially responsible parties ("PRPs") for the cost of remediating contaminated properties. According to the agreements pursuant to which the Company purchased its operating assets, the Company is entitled to indemnification from the seller for certain environmental liabilities, including those relating to the remediation of certain contaminated sites, as more fully described below.

     The Company and/or its predecessors have been conducting steel manufacturing and related disposal operations for over 90 years. The Company and its predecessors also have disposed of solid and hazardous wastes at various off-site waste disposal sites. Although the Company and its predecessors utilized operating and disposal practices that were standard in the industry at the time, hazardous substances may have been released on or under these sites. Under CERCLA and similar state laws, the Company may be required to remediate contamination at some of these sites or participate in the sharing of remediation costs as deemed necessary. The Company does not have sufficient information to estimate its potential liability in connection with potential future remediation in general. However, the Company believes that if remediation is required, it will occur over an extended period of time. In addition, the Company believes that many of these sites may also be subject to rights of indemnity or reimbursement in favor of the Company as more fully described below.

HANOVER TOWNSHIP SITE

     In May 1992, the Company received notice from the Pennsylvania Department of Environmental Resources that it was considering a closure plan and post-closure plan for a solid waste landfill facility in Hanover Township, Pennsylvania (the "Hanover Site") operated by Starvaggi Industries Inc. From at least the 1960's through 1983, the Company's predecessors, and after 1983 the Company, disposed of solid wastes at the facility. The Company believes that, while it disposed of various materials which were residual to the steelmaking industry, the materials disposed of by the Company were not classified as hazardous wastes under applicable law. At this time, definitive closure plans and post-closure care plans have not been adopted. The Company's rights to indemnification concerning the closure of this facility are limited to $1.0 million. Although there can be no assurances, the Company does not anticipate that its costs for site closure will exceed the limitation on its right to indemnification.

SEVEN & SEVEN INC. SITE

     During demolition and cleanup activities of the former Mainland Coke Plant, the Company arranged for certain hazardous substances to be taken to the Seven & Seven Inc. ("7&7") facility in Wooster, Ohio for recycling. In 1998, 7&7 liquidated, leaving un-recycled hazardous wastes at its facility. In May 1999, 20 corporate entities, including the Company (collectively, the "7&7 PRPs"), received a General Notice of Potential Liability from the EPA, advising the recipients that the site would be investigated and remediated by the EPA pursuant to CERCLA and the recipients would be held liable for such response costs. The 7&7 PRPs have executed an administrative order concerning this matter which awaits signing by the Department of Justice. The order provides for the Company to pay 3.2% of the total costs incurred. The 7&7 PRPs have contributed an aggregate of $625,000 thus far to comply with the order and have received estimates that the total costs to complete the work (excluding payment of EPA costs) could range up to $ 1.4 million (including certain contingencies). The Company believes that it may be entitled to indemnification, as described below, for the costs incurred by the Company to comply with the order.

     Indemnification. According to the agreements by which the Company acquired the assets of the Weirton Steel Division (the "Division") from National Steel Corporation ("National") in January 1984, the Company is entitled to indemnification from National for liabilities, including governmental and third-party claims, arising from violations of environmental laws and regulations prior to the acquisition, and National is entitled to indemnification from the Company concerning those matters after the acquisition. Furthermore, subject to the $1.0 million limitation applicable to the Hanover Site described above, the Company is generally entitled to reimbursement for all clean-up costs related to facilities, equipment or areas involved in the management of solid or hazardous wastes of the Division ("Waste Sites"), as long as the Waste Sites were not used by the Company after the acquisition. Third-party liability claims relating to Waste Sites are likewise covered by the respective indemnifications.

     The Company's ability to obtain future reimbursement or indemnification relating to environmental claims from National depends, in addition to National's continued financial viability, on the nature of future claims made by the Company and on the parties' agreement as to contractual coverage of the claims.

     In 1999, the Company received $2.2 million from National for remediation costs that were subject to the indemnification.

EMPLOYEES

     At December 31, 1999, the Company had 4,302 active employees, of whom 3,285 were engaged in the manufacture of steel products, 520 in support services, 120 in sales and marketing activities and 377 in management and administration. Of the 4,302 active employees at December 31, 1999, 62 were on short-term layoff. Since 1992, the Company has implemented various strategic programs designed to reduce its workforce primarily through retirement programs and attrition. The Company reduced its supervisory and managerial workforce by 12% in 1999.

     At December 31, 1999, approximately 3,566 Company employees in bargaining units covering production and maintenance workers, clerical workers and nurses were represented by the Independent Steelworkers Union (the "ISU"). The Company is a party to collective bargaining agreements with the ISU for those units and with the Independent Guard Union for security personnel, which expire in March 2001 and May 2000, respectively. The Company believes that the terms of its collective bargaining agreements are generally comparable to those between other major steel producers and their unions. However, the Company's agreements provide for the continuation of a Company-wide profit sharing plan pursuant to which up to 35% of adjusted net earnings may be paid to employees and substantially eliminate many restrictive workrules pertaining to the assignment and scheduling of employees.

     From January 1984 until June 1989, the Company was owned in its entirety by its employees through the Company's 1984 Employee Stock Ownership Plan (the "1984 ESOP"), in which substantially all employees were participants. In June 1989, the 1984 ESOP completed a public offering of common stock, resulting in that security being listed and traded on the New York Stock Exchange.

     Substantially all the Company's employees participate in its two ESOPs which owned approximately 23.4% of the outstanding common and substantially all of the outstanding preferred shares of the Company at December 31, 1999. These securities represented approximately 46.7% of the voting power of the Company's voting stock.

ITEM 2.  PROPERTIES

     The Company owns approximately 2,700 acres in the Weirton, West Virginia, area which are devoted to the production and finishing of steel products, research and development, storage, support services and administration. The Company owns trackage and railroad rolling stock for materials movement, water craft for barge docking, power generation facilities and numerous items of heavy industrial equipment. The Company has no material leases for real property. The Company's mill and related facilities are accessible by water, rail and road transportation. The Company believes that its facilities are suitable to its needs and are adequately maintained.

     The Company's operating facilities include two operable blast furnaces with an annual hot metal capacity of approximately 2.6 million tons. In March 1997, the Company completed a planned major reline and rebuild of its largest iron making vessel, the No. 1 Blast Furnace, as part of a capital expenditure program for that facility approximating $85.0 million. The rebuild was designed to increase iron production and quality, improve production efficiencies, reduce costs and enhance environmental protection. In December 1998, the Company temporarily idled its smaller No. 4 Blast Furnace to more closely align iron production with reduced demand, which necessitated the purchase of some outside slabs for finishing purposes. See Item 1. "Business--Raw Materials." The Company restarted its No. 4 Blast Furnace in December 1999. The Company's ironmaking operations through 1996 also included a sinter plant, used to process scale, sludge and other by-products for recycling back into blast furnace operations. In December 1996, the Company temporarily discontinued operations at the sinter plant pending an assessment of the facility's production equipment and the feasibility of improvements believed necessary to assure the plant's continuing compliance with more stringent future air pollution control standards. The facility remains idle pending ongoing assessment. The Company has purchased iron pellets from outside commercial sources to replace the sinter plant output. The Company's primary steelmaking facilities include a two vessel BOP shop with an annual capacity of 3.0 million tons of raw steel (based on a two blast furnace operation). Primary steelmaking facilities also include a CAS-OB facility, two RH degassers, and a four strand continuous caster with an annual slab production capacity of up to 3.0 million tons. The Company's downstream operations include a hot strip mill with a design capacity of 3.8 million tons, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities. See the "Comparative Production and Shipments" section of Item 1 for additional information regarding production capacity and utilization rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     As of March 21, 2000, there were 41,528,764 shares of common stock, $.01 par value ("Common Stock"), outstanding held by stockholders of record. The principal market for the Common Stock is the New York Stock Exchange, on which that security has been listed since June 1989.

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

     Under restrictive covenants relating to the Company's indebtedness, the Company's ability to pay dividends on its stock is limited to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from subsequent issuances of certain capital stock, less certain allowable payments. As of December 31, 1999, pursuant to these covenants, the Company could pay dividends on its Common Stock of up to $132.7 million.

     As of March 21, 2000, 9,575,739 shares of Common Stock, or 23.1% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank--North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 6,014 participants who were active or former employees of the Company. In addition, as of March 21, 2000 there were 1,644,260 shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred Stock"), outstanding. As of that date, United National Bank--North, as Trustee of the Company's second Employee Stock Ownership Plan (the "1989 ESOP"), was the record owner of 1,601,429 shares of the Series A Preferred Stock, or over 97.4% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 6,861 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a liquidation preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 votes in all matters presented to the stockholders for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under
Item 1.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                                               2000(1)           1999             1998
                                             -----------      -----------      -----------
                                             HIGH    LOW      HIGH    LOW      HIGH    LOW
                                             ----    ---      ----    ---      ----    ---
QUARTER
First......................................  10 13/16 6 1/16   2 1/8   1 7/16   3 3/16  2 11/16
Second.....................................                    2 7/8   1 7/16   4 7/16  3 3/8
Third......................................                    2 7/8   1 7/8    3 7/8   2 1/2
Fourth.....................................                    7 3/16  2 1/16   2 1/2   1 1/2

---------------

(1) First Quarter 2000 through March 21, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference to the caption "Selected Financial and Statistical Data" of the Company's 1999 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to the "Management's Discussion and Analysis" caption of Company's 1999 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" caption within "Management's Discussion and Analysis" in the Company's 1999 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1999 Annual Report to Stockholders is not deemed filed as part of this Report for purposes of this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are incorporated herein by reference to the Company's 1999 Annual Report to Stockholders and are listed in Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" hereof. With the exception of the information specifically incorporated by reference, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this item.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 27, 2000 were as follows:

                                            AGE AT
                 NAME                   MARCH 27, 2000                        OFFICE
                 ----                   --------------                        ------
Richard K. Riederer...................        56         Chief Executive Officer

John H. Walker........................        42         President and Chief Operating Officer

Craig T. Costello.....................        52         Executive Vice President

Earl E. Davis, Jr.....................        51         Executive Vice President--Affiliated Operations

David L. Robertson....................        56         Executive Vice President--Human Resources and
                                                         Corporate Law

Narendra M. Pathipati.................        42         Senior Vice President--Corporate Development and
                                                         Strategy

Thomas W. Evans.......................        63         Vice President--Materials Management

William R. Kiefer.....................        50         Vice President--Law and Secretary

Frank G. Tluchowski...................        49         Vice President--Engineering and Technology

Mark E. Kaplan........................        38         Vice President--Information Technology and
                                                         Controller

Michael J. Scott......................        37         Vice President--Sales and Marketing

     Richard K. Riederer has been Chief Executive Officer since November 1995. From January 1995 to March 2000, he was President. From September 1994 to January 1995, he was Executive Vice President--Finance and Chief Financial Officer. Prior to that, he served as Vice President and Chief Financial Officer beginning in January 1989. He has been a director of the Company since October 1993.

     John H. Walker was named President and Chief Operating Officer on March 21, 2000. Mr. Walker was employed by Kaiser Aluminum Corporation as Corporate Vice President and President--Flat Rolled Products from July 1997 to March 2000 and as Vice President--Operations from September 1996 to July 1997. Prior to that, Mr. Walker was employed by the Company as Vice President--Operations from August 1995 to September 1996. He was General Manager--Operations from 1994 to 1995 and Director--Operations Planning from 1990 to 1994. Mr. Walker was elected as a director on March 29, 2000.

     Craig T. Costello was Chief Operating Officer from January 1997 to March 21, 2000. From September 1994 to the present, he also served as Executive Vice President. From October 1993 to September 1994 he served as Vice President--Operations. Mr. Costello served as General Manager--Operations from 1988 to 1993. He has been a director of the Company since April 1996. Mr. Costello will be retiring effective April 1, 2000.

     Earl E. Davis, Jr. was named Executive Vice President--Affiliated Operations on March 27, 2000. Prior to that, Mr. Davis served as Executive Vice President--Commercial beginning in October 1997. From July 1995 to October 1997, he served as Vice President--Finance and Chief Financial Officer. From May 1994 to July 1995, he served as Controller. From August 1991 to April 1994, he served as Assistant Controller. He has been a director of the Company since October 1997.

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

     Thomas W. Evans has been Vice President--Materials Management since February 1988.

     William R. Kiefer has been Vice President--Law and Secretary since May
1990.

     Frank G. Tluchowski was appointed to the position of Vice
President--Engineering and Technology in February 1998. Prior to that appointment, Mr. Tluchowski served as General Manager--Engineering since September 1996. He was also area manager of the tin mill from November 1990 to September 1996.

     Mark E. Kaplan was appointed Vice President--Information Technology in March 1999. Mr. Kaplan has served as Controller since September 1995. Prior to that, Mr. Kaplan was employed by Arthur Andersen LLP, where he held a number of positions, most recently as Senior Audit Manager.

     Michael J. Scott was named Vice President--Sales and Marketing on March 27, 2000. Mr. Scott was employed by National Steel Corporation from 1997 through 1999 as General Manager--Construction Sales Group. Prior to that, he was employed by Cresco Steel Service Center as General Manager from 1995 to 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this Item.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of financial statements required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

                          FINANCIAL STATEMENTS                      PAGE
                          --------------------                      ----

      Report of Independent Public Accountants....................   (*)

      Consolidated Statements of Income for the years ended
        December 31, 1999, 1998 and 1997..........................   (*)

      Consolidated Balance Sheets as of December 31, 1999 and
        1998......................................................   (*)

      Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997..........................   (*)

      Notes to Consolidated Financial Statements..................   (*)

      Supplementary Financial Information.........................   (*)
      ---------
        * Incorporated in this Report by reference from the
          Company's 1999 Annual Report to Stockholders referred to
          in Exhibit 13.1 below.

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

Exhibit 10.3    Securities Purchase Agreement evidencing the sale of a portion of the Company's interest in
                MetalSite L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Internet Capital Group, Inc., filed on January 11, 2000, Commission File No. 000-26929).

Exhibit 10.4    Amended and Restated Receivables Participation Agreement among Weirton Steel Corporation, various financial institutions and PNC Bank (filed herewith).

Exhibit 10.5    1984 Employee Stock Ownership Plan, as amended and restated (incorporated by reference to
                Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December
                31, 1989, Commission File No. 1-10244).

Exhibit 10.6    1989 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission
                File No. 1-10244).

Exhibit 10.7    Amendments to the 1984 and 1989 Employee Stock Ownership Plans, effective May 26, 1994
                (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1995).

Exhibit 10.8    Weirton Steel Corporation 1987 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No.
                33-28515).

Exhibit 10.9    Weirton Steel Corporation 1998 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
                Commission File No. 1-10244).

Exhibit 10.10   Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 of the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission
                File No. 1-10244).

    Exhibit 10.11 Weirton Steel Corporation Executive Healthcare Program effective date July 1, 1999 (filed herewith).

    Exhibit 10.12  Weirton Steel Corporation Supplemental Senior Executive
                   Retirement Plan (incorporated by reference to the Exhibit
                   10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No.
                   1-10244).

    Exhibit 10.13  Weirton Steel Corporation Supplemental Executive Retirement
                   Plan (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-10244).

    Exhibit 10.14  Employment Agreement between Richard K. Riederer and the
                   Company dated April 24, 1996 (incorporated by reference to
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).

    Exhibit 10.15 Letter Agreement between Richard K. Riederer and the Company dated December 24, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                   1-10244).

    Exhibit 10.16 Employment Agreement between Thomas W. Evans and the Company dated April 21, 1987, including Amendment dated July 19,
                   1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 10.28 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, Commission File No. 1-10244).

    Exhibit 10.17  Employment Agreement between Craig T. Costello and the
                   Company dated July, 20, 1993 (incorporated by reference to
                   Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

    Exhibit 10.18  Employment Agreement between William R. Kiefer and the
                   Company dated July 21, 1993 (incorporated by reference to
                   Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

    Exhibit 10.19  Employment Agreement between David L. Robertson and the
                   Company dated March 11, 1996 (incorporated by reference to
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).

    Exhibit 10.20  Employment Agreement between Narendra M. Pathipati and the
                   Company dated December 16, 1993 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).

    Exhibit 10.21  Employment Agreement between Earl E. Davis, Jr. and the
                   Company, as amended dated March 25, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 30, 1998, Commission File No. 1-10244).

    Exhibit 10.22 Employment Agreement between Mark E. Kaplan and the Company dated August 13, 1996 (incorporated by reference to Exhibit
                   10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No.
                   1-10244).

    Exhibit 10.23  Employment Agreement between Frank G. Tluchowski and the
                   Company dated April 9, 1998 (incorporated by reference to
                   Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998 Commission File No.
                   1-10244).

    Exhibit 13.1   1999 Annual Report to Stockholders of Weirton Steel
                   Corporation (filed herewith). Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.

    Exhibit 22.1   Subsidiaries of the Company (filed herewith).

    Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).

    Exhibit 27     Financial data schedule for year ended December 31, 1999
                   (filed herewith).

     (b) Reports on Form 8-K -- None.

     (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

     (d) The financial statement schedules listed under Item 14(a)(2) are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2000.

                                            WEIRTON STEEL CORPORATION

                                            By: /s/ RICHARD K. RIEDERER
                                              ----------------------------------
                                                     Richard K. Riederer
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 29th day of March 2000.

/s/ RICHARD K. RIEDERER
------------------------------------------------------
Richard K. Riederer
Director and Chief Executive Officer
(principal executive and financial officer)

/s/ MARK E. KAPLAN
------------------------------------------------------
Mark E. Kaplan
Controller
(principal accounting officer)

/s/ MICHAEL BOZIC
------------------------------------------------------
Michael Bozic
Director

/s/ RICHARD R. BURT
------------------------------------------------------
Richard R. Burt
Chairman of the Board of Directors

/s/ ROBERT J. D'ANNIBALLE, JR.
------------------------------------------------------
Robert J. D'Anniballe, Jr.
Director

/s/ EARL E. DAVIS
------------------------------------------------------
Earl E. Davis
Director

/s/ GEORGE E. DOTY, JR.
------------------------------------------------------
George E. Doty, Jr.
Director

/s/ MARK G. GLYPTIS
------------------------------------------------------
Mark G. Glyptis
Director

/s/ RALPH E. REINS
------------------------------------------------------
Ralph E. Reins
Director

/s/ ROBERT S. REITMAN
------------------------------------------------------
Robert S. Reitman
Director

/s/ RICHARD F. SCHUBERT
------------------------------------------------------
Richard F. Schubert
Director

/s/ THOMAS R. STURGES
------------------------------------------------------
Thomas R. Sturges
Director

/s/ JOHN H. WALKER
------------------------------------------------------
John H. Walker
Director

/s/ RONALD C. WHITAKER
------------------------------------------------------
Ronald C. Whitaker
Director

/s/ D. LEONARD WISE
------------------------------------------------------
D. Leonard Wise
Director

                                 EXHIBIT INDEX

Exhibit 3.1        Restated Certificate of Incorporation of the Company
                   (incorporated by reference to Exhibit 3.1 to the Company's
                   Registration Statement on Form S-1 Filed May 3, 1989,
                   Commission File No. 33-28515).
Exhibit 3.2        Certificate of Amendment to the Restated Certificate of
                   Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No.
                   1-10244).
Exhibit 3.3        By-laws of the Company (incorporated by reference to Exhibit
                   3.3 to the Company's Registration Statement on Form S-1 filed May 3, 1989, Commission File No. 33-28515).
Exhibit 3.4 Amendment to the by-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-10244).
Exhibit 3.5        Certificate of the Designation, Powers, Preferences and
                   Rights of the Convertible Voting Preferred Stock, Series A
                   (incorporated by reference to Exhibit 3.2 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989, Commission File No. 1-10244).
Exhibit 4.2        Indenture dated as of June 12, 1995 between the Company and
                   Bankers Trust Company, as trustee, relating to $125,000,000 principal amount of 10 3/4% Senior Notes due 2003, including Form of Note (incorporated by reference to Exhibit
                   4.4 to the Company's Registration Statement on Form S-4 filed on July 27, 1995, Commission File No. 33-61345).
Exhibit 4.3 First Supplemental Indenture dated as of August 12, 1996 between the Company and Bankers Trust Company, as trustee, relating to the Company's 10 3/4% Senior Notes due 2005
                   (incorporated by reference to Exhibit 4.1 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1996, Commission File No. 1-10244).
Exhibit 4.4        Indenture dated July 3, 1996 between the Company and Bankers
                   Trust Company, as trustee, relating to the Company's 11 3/8%
                   Notes due 2004 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 filed on
                   July 10, 1996, Commission File No. 333-07913).
Exhibit 10.1       Redacted Pellet Sale and Purchase Agreement dated as of
                   September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244).
Exhibit 10.2       Coke Sale Agreement dated December 9, 1996 between the
                   Company and USX Corporation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                   1-10244).
Exhibit 10.3 Securities Purchase Agreement evidencing the sale of a portion of the Company's Interest in MetalSite L.P.
                   (incorporated by reference to Exhibit 2.1 to the Current
                   Report on Form 8-K of Internet Capital Group, Inc., filed on
                   January 11, 2000, Commission File No. 000-26929).
Exhibit 10.4 Amended and Restated Receivables Participation Agreement among Weirton Steel Corporation, various financial institutions and PNC Bank (filed herewith).
Exhibit 10.5       1984 Employee Stock Ownership Plan, as amended and restated
                   (incorporated by reference to Exhibit 10.3 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989, Commission File No. 1-10244).
Exhibit 10.6 1989 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-10244).

Exhibit 10.7       Amendments to the 1984 and 1989 Employee Stock Ownership
                   Plans, effective May 26, 1994 (incorporated by reference to
                   Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
Exhibit 10.8       Weirton Steel Corporation 1987 Stock Option Plan
                   (incorporated by reference to Exhibit 10.5 to the Company's
                   Registration Statement on Form S-1 filed May 3, 1989,
                   Commission File No. 33-28515).
Exhibit 10.9       Weirton Steel Corporation 1998 Stock Option Plan
                   (incorporated by reference to Exhibit 10.7 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1997, Commission File No. 1-10244).
Exhibit 10.10 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-10244).
Exhibit 10.11 Weirton Steel Corporation Executive Healthcare Program effective date July 1, 1999 (filed herewith).
Exhibit 10.12      Weirton Steel Corporation Supplemental Senior Executive
                   Retirement Plan (incorporated by reference to the Exhibit
                   10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No.
                   1-10244).
Exhibit 10.13      Weirton Steel Corporation Supplemental Executive Retirement
                   Plan (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-10244).
Exhibit 10.14      Employment Agreement between Richard K. Riederer and the
                   Company dated April 24, 1996 (incorporated by reference to
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).
Exhibit 10.15 Letter Agreement between Richard K. Riederer and the Company dated December 24, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
                   1-10244).
Exhibit 10.16 Employment Agreement between Thomas W. Evans and the Company dated April 21, 1987, including Amendment dated July 19,
                   1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and Exhibit 10.28 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, Commission File No. 1-10244).
Exhibit 10.17      Employment Agreement between Craig T. Costello and the
                   Company dated July, 20, 1993 (incorporated by reference to
                   Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).
Exhibit 10.18      Employment Agreement between William R. Kiefer and the
                   Company dated July 21, 1993 (incorporated by reference to
                   Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).
Exhibit 10.19      Employment Agreement between David L. Robertson and the
                   Company dated March 11, 1996 (incorporated by reference to
                   Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No.
                   1-10244).
Exhibit 10.20      Employment Agreement between Narendra M. Pathipati and the
                   Company dated December 16, 1993 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
                   No. 1-10244).
Exhibit 10.21      Employment Agreement between Earl E. Davis, Jr. and the
                   Company, as amended dated March 25, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 30, 1998, Commission File No. 1-10244).

Exhibit 10.22 Employment Agreement between Mark E. Kaplan and the Company dated August 13, 1996 (incorporated by reference to Exhibit
                   10.1 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No.
                   1-10244).
Exhibit 10.23      Employment Agreement between Frank G. Tluchowski and the
                   Company dated April 9, 1998 (incorporated by reference to
                   Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998 Commission File No.
                   1-10244).
Exhibit 13.1       1999 Annual Report to Stockholders of Weirton Steel
                   Corporation (filed herewith). Except for those portions of the Annual Report specifically incorporated by reference, such report is furnished for the information of the Securities and Exchange Commission and is not to be deemed filed as part of this Annual Report on Form 10-K.
Exhibit 22.1       Subsidiaries of the Company (filed herewith).
Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).
Exhibit 27         Financial data schedule for year ended December 31, 1999
                   (filed herewith).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Weirton Steel Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Weirton Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in Item 14(a)2 of the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
January 25, 2000

                           WEIRTON STEEL CORPORATION
                 CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                   SCHEDULE 1
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                            ----          ----          ----
NET SALES..............................................  $1,090,791    $1,254,796    $1,397,204
OPERATING COSTS:
  Cost of sales........................................   1,034,658     1,116,450     1,258,035
  Discount on sale of finance receivables to
     subsidiary........................................      10,764        18,014        19,369
  Selling, general and administrative expense..........      39,523        34,186        32,544
  Depreciation.........................................      59,086        60,677        60,855
  Restructuring charge.................................          --         2,871        17,000
  Asset impairment.....................................      22,522            --            --
  Profit sharing provision.............................      15,473            --            --
                                                         ----------    ----------    ----------
     Total operating costs.............................   1,182,026     1,232,198     1,387,803
                                                         ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS..........................     (91,235)       22,598         9,401
  Gain on sale of investment, net......................     170,117            --            --
  Equity income (loss) from unconsolidated
     subsidiaries......................................      (2,506)        5,038         8,323
  Interest expense.....................................     (42,483)      (43,687)      (48,095)
  Other income, net....................................       3,257         5,929         5,597
  ESOP contribution....................................      (1,305)       (2,610)       (2,610)
                                                         ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES......................      35,845       (12,732)      (27,384)
  Income tax provision (benefit).......................       4,898        (6,605)       (9,642)
                                                         ----------    ----------    ----------
NET INCOME (LOSS)......................................  $   30,947    $   (6,127)   $  (17,742)
                                                         ==========    ==========    ==========
PER SHARE DATA:
  Weighted average number of common shares (in
     thousands):
  Basic................................................      41,600        41,924        42,622
  Diluted..............................................      43,299        41,924        42,622
NET INCOME (LOSS) PER SHARE:
  Basic................................................  $     0.74    $    (0.15)   $    (0.42)
  Diluted..............................................  $     0.71    $    (0.15)   $    (0.42)

                           WEIRTON STEEL CORPORATION
                    CONDENSED PARENT COMPANY BALANCE SHEETS

                                   SCHEDULE I
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                                 ----          ----
Assets:
Current assets:
  Cash and equivalents......................................  $  182,422    $   53,063
  Receivables...............................................         389           229
  Inventories...............................................     186,710       259,332
  Deferred income taxes.....................................      42,517        43,254
  Other current assets......................................       3,136         7,710
                                                              ----------    ----------
     Total current assets...................................     415,174       363,588
Property, plant and equipment, net..........................     514,464       574,692
Investment in and advances to unconsolidated subsidiaries...     128,735       129,065
Deferred income taxes.......................................     118,094       115,822
Other assets and deferred charges...........................      10,744        12,273
                                                              ----------    ----------
  Total Assets..............................................  $1,187,211    $1,195,440
                                                              ==========    ==========
Liabilities:
Current liabilities:
  Current portion of long term debt obligations.............  $       --    $   84,044
  Payables..................................................     142,930       120,811
  Employment costs..........................................      81,689        63,941
  Other current liabilities.................................      31,005        25,674
                                                              ----------    ----------
     Total current liabilities..............................     255,624       294,470
Long term debt obligations..................................     304,768       304,626
Long term pension obligations...............................      91,295        81,908
Postretirement benefits other than pensions.................     327,664       337,441
Other long term liabilities.................................      30,886        33,214
                                                              ----------    ----------
     Total Liabilities......................................   1,010,237     1,051,659
Redeemable Stock............................................      22,973        22,238
Stockholders' Equity:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,499,363 and 43,178,134 shares issued...................         435           432
Additional paid-in capital..................................     458,249       457,851
Retained earnings (deficit).................................    (298,194)     (329,141)
Other stockholders' equity..................................      (6,489)       (7,599)
                                                              ----------    ----------
     Total Stockholders' Equity.............................     154,001       121,543
                                                              ----------    ----------
  Total Liabilities, Redeemable Stock and Stockholders'
     Equity.................................................  $1,187,211    $1,195,440
                                                              ==========    ==========

                           WEIRTON STEEL CORPORATION
               CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

                                   SCHEDULE I
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                               ----        ----        ----
NET CASH PROVIDED BY OPERATING ACTIVITIES..................  $ 69,659    $ 18,188    $ 53,800
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of investment, net....................   170,117          --          --
  Investment in unconsolidated subsidiaries................    (3,769)     24,531      10,347
  Capital spending.........................................   (21,614)    (48,691)    (60,070)
                                                             --------    --------    --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...........   144,734     (24,160)    (49,723)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
  Repayment of debt obligations............................   (84,233)    (42,831)         --
  Common shares issuable...................................      (101)        532         664
  Purchase of common shares for treasury...................        --      (6,283)         --
  Deferred financing costs.................................      (700)         --          --
                                                             --------    --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...........   (85,034)    (48,582)        664
NET CHANGE IN CASH AND EQUIVALENTS.........................   129,359     (54,554)      4,741
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................    53,063     107,617     102,876
                                                             --------    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD......................  $182,422    $ 53,063    $107,617
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest...............  $ 46,147    $ 45,953    $ 48,489
  Income taxes paid (refunded), net........................    (3,191)      7,803      (2,556)
  Dividends from Weirton Receivables, Inc..................       921       2,971       4,232

                    WEIRTON STEEL CORPORATION AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT    CHARGES TO                BALANCE AT
                                                   BEGINNING OF    COST AND                   END OF
               DESCRIPTION                  YEAR      PERIOD       EXPENSE     DEDUCTIONS     PERIOD
               -----------                  ----   ------------   ----------   ----------   ----------
Allowance for doubtful accounts,            1999     $ 8,574       $30,747      $30,019      $ 9,302
  discounts, claims and allowances........
                                            1998       9,853        32,001       33,280        8,574
                                            1997     $ 7,684       $30,865      $28,696      $ 9,853
Valuation allowance for deferred tax        1999     $46,868       $14,218      $21,374      $39,712
  assets..................................
                                            1998      45,547         1,321           --       46,868
                                            1997     $41,249       $ 4,298      $    --      $45,547