Form 10-Q
period 2000-03-31
WEIRTON STEEL CORP
filed 2000-05-15
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                           Yes  [X]           No  [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 28, 2000 was 40,678,164.

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

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
NET SALES...................................................  $317,718    $265,138
OPERATING COSTS:
     Cost of sales..........................................   280,618     261,516
     Selling, general and administrative expense............     8,694      10,249
     Depreciation...........................................    16,544      15,176
     Profit sharing provision...............................       355          --
                                                              --------    --------
          Total operating costs.............................   306,211     286,941
                                                              --------    --------
INCOME (LOSS) FROM OPERATIONS...............................    11,507     (21,803)
     Loss from unconsolidated subsidiaries..................    (3,672)        (13)
     Interest expense.......................................    (8,672)    (11,024)
     Other income, net......................................     1,738         618
     ESOP contribution......................................        --        (653)
                                                              --------    --------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST.....       901     (32,875)
     Income tax provision (benefit).........................       189      (4,916)
                                                              --------    --------
INCOME (LOSS) BEFORE MINORITY INTEREST......................       712     (27,959)
     Minority interest in loss of consolidated subsidiary...        --         103
                                                              --------    --------
NET INCOME (LOSS)...........................................  $    712    $(27,856)
                                                              ========    ========
PER SHARE DATA:
Weighted average number of common shares (in thousands):
     Basic..................................................    41,614      41,578
     Diluted................................................    44,620      41,578
NET INCOME (LOSS) PER SHARE:
     Basic..................................................  $   0.02    $  (0.67)
     Diluted................................................  $   0.02    $  (0.67)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $7,917
     and $810, respectively.................................  $  123,709      $  209,270
  Receivables, less allowances of $9,758 and $9,302,
     respectively...........................................     175,821         104,647
  Inventories...............................................     165,692         186,710
  Deferred income taxes.....................................      42,517          42,517
  Other current assets......................................       2,897           3,167
                                                              ----------      ----------
     Total current assets...................................     510,636         546,311
Property, plant and equipment, net..........................     501,306         514,464
Investment in unconsolidated subsidiaries...................       3,005           6,833
Deferred income taxes.......................................     108,921         109,110
Other assets and deferred charges...........................      10,858          10,804
                                                              ----------      ----------
     Total Assets...........................................  $1,134,726      $1,187,522
                                                              ==========      ==========

LIABILITIES:
Current liabilities:
  Payables..................................................  $  130,553      $  142,930
  Employment costs..........................................      58,395          81,688
  Taxes other than income taxes.............................      13,324          13,805
  Other current liabilities.................................      10,868          17,511
                                                              ----------      ----------
     Total current liabilities..............................     213,140         255,934
Long term debt obligations..................................     299,108         304,768
Long term pension obligations...............................      88,841          91,295
Postretirement benefits other than pensions.................     328,021         327,665
Other long term liabilities.................................      31,022          30,886
                                                              ----------      ----------
     Total Liabilities......................................     960,132       1,010,548
Redeemable Stock, net.......................................      22,861          22,973

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,694,702 and 43,499,363 shares issued, respectively.....         437             435
Additional paid-in capital..................................     457,852         458,249
Retained earnings (deficit).................................    (297,482)       (298,194)
Other stockholders' equity..................................      (9,074)         (6,489)
                                                              ----------      ----------
     Total Stockholders' Equity.............................     151,733         154,001
                                                              ----------      ----------
     Total Liabilities, Redeemable Stock and Stockholders'
      Equity................................................  $1,134,726      $1,187,522
                                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    712    $(27,856)
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation...........................................    16,544      15,176
     Amortization of deferred financing costs...............       477         403
     ESOP contribution......................................        --         653
     Deferred income taxes..................................       188      (2,916)
     Cash provided (used) by working capital items:
       Receivables..........................................   (71,174)    (10,486)
       Inventories..........................................    21,018      78,375
       Other current assets.................................       271         665
       Payables.............................................   (12,377)    (34,335)
       Other current liabilities............................   (30,417)     (6,256)
     Long term pension obligation...........................    (2,454)      2,888
     Other..................................................     5,258        (953)
                                                              --------    --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES............   (71,954)     15,358

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to unconsolidated subsidiary.........................    (1,331)         --
  Capital spending..........................................    (3,386)     (2,972)
                                                              --------    --------

NET CASH USED BY INVESTING ACTIVITIES.......................    (4,717)     (2,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt obligations.............................    (5,757)         --
  Purchase of treasury stock................................    (3,133)         --
                                                              --------    --------
NET CASH USED BY FINANCING ACTIVITIES.......................    (8,890)         --
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................   (85,561)     12,386
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................   209,270      68,389
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $123,709    $ 80,775
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  7,845    $  7,720
  Income taxes paid (refunded), net.........................     7,500      (2,000)

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein, other than the December 31, 1999 Consolidated Condensed Balance Sheet, are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries are hereafter referred to as the "Company." Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation. On December 29, 1999, the Company sold a portion of its interest in MetalSite L.P. and MetalSite General Partner LLC (collectively "MetalSite"). The results and balances of MetalSite were consolidated as of and for the three months ended March 31, 1999. As a result of the sale, the Company no longer retained a controlling interest in MetalSite. Therefore, MetalSite's results and balances as of and for the period ended March 31, 2000 were reported under the equity method.

     Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 1999 Annual Report on Form 10-K.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Raw materials........................................  $ 31,279       $ 61,254
Work-in-process......................................    55,409         41,044
Finished goods.......................................    79,004         84,412
                                                       --------       --------
                                                       $165,692       $186,710
                                                       ========       ========

NOTE 3

EARNINGS PER SHARE

     The following represents a reconciliation between basic earnings per share and diluted earnings per share for the quarter ended March 31, 2000:

                                                       FOR THE QUARTER ENDED MARCH 31, 2000
                                                       ------------------------------------
                                                                                 PER SHARE
                                                       INCOME       SHARES         AMOUNT
                                                       -------    -----------    ----------
Basic earnings per share:
     Net income......................................   $712      41,614,257       $0.02
Effect of dilutive securities
     Series A Preferred..............................     --       1,648,493          --
     Stock options...................................     --       1,357,546          --
                                                        ----      ----------       -----
Diluted earnings per share:
     Net income......................................   $712      44,620,296       $0.02
                                                        ====      ==========       =====

     For the quarter ended March 31, 1999, basic and diluted earnings per share were the same; however, securities totaling 1,678,744 were excluded from the diluted earnings per share calculation due to their antidilutive effect.

NOTE 4

PURCHASES OF COMMON STOCK FOR TREASURY

     During April 1998, the Company announced that it had been authorized by the board of directors to repurchase up to 10%, or approximately 4.2 million shares, of its outstanding common stock (the "1998 Stock Repurchase Program"). During the first quarter of 2000, the Company paid $3.1 million to repurchase approximately 0.4 million shares of its outstanding common stock at prices ranging from $6.00 to $9.00 per share.

NOTE 5

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharges, air emissions and waste disposal. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with regulatory requirements.

     As of March 31, 2000, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or conduct remedial activity that may be required.

NOTE 6

COMMITMENTS AND CONTINGENCIES

     The Company participates in a joint venture GalvPro L.P. ("GalvPro") with affiliates of Corus Group for the purpose of constructing and operating a 300,000-ton per year hot-dipped galvanizing line. Construction of GalvPro's facility was being financed primarily through a ten-year loan of up to $49.0 million secured by

GalvPro's assets. In connection with the initial funding of the loan, the Company, jointly and severally with affiliates of Corus Group, agreed to prepay a total of up to $6.0 million of the loan if GalvPro's facility failed to attain certain defined efficiency standards within an allowed period of time after operations commenced. The Company and Corus Group affiliates have each secured their respective obligation to the other by pledging their interest in GalvPro. GalvPro successfully commenced operations in October 1999, and the Company's management believes that the likelihood that GalvPro will fail to meet the minimum operating performance level is remote. Notwithstanding management's belief, GalvPro, together with the project lender is loss payee under a policy of efficacy insurance carried by the project's general contractor providing up to $4.0 million if GalvPro fails to attain the defined production standards in a timely manner.

     The Company has a partner loan facility with MetalSite whereby the Company funds a significant portion of MetalSite's operations. As of March 31, 2000, $4.5 million was outstanding under the partner loan facility. The Company expects to continue to fund a portion of MetalSite's operations throughout 2000.

     The Company's ownership percentage in MetalSite may be decreased by interests granted in accordance with MetalSite's Management Ownership Plan and by options which may be exercised by Internet Capital Group, Inc. ("ICG"). Contingent on the occurrence of certain events as defined in the December 29, 1999 Security Purchase Agreement, ICG would have the option to purchase, and the Company would be required to sell a 10% equity interest (determined on a pre-offering basis) in MetalSite at an average market price based upon the trading prices of MetalSite's equity securities during a ten-day period prior to notice of exercise of such option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with and are qualified in their entirety by the unaudited consolidated condensed financial statements of the Company and notes thereto. The unaudited consolidated condensed financial statements of Weirton Steel Corporation include the accounts of its wholly and majority owned subsidiaries. Weirton Steel Corporation and/or Weirton Steel Corporation together with its subsidiaries are hereafter referred to as the "Company."

OVERVIEW

     The Company is a major integrated producer of flat rolled carbon steels with major product lines consisting of sheet and tin mill product. Sheet product includes hot and cold rolled and both hot-dipped and electrolytic galvanized steels. Tin mill product includes tin-plate, chrome coated and black plate.

     Domestic steel producers face significant competition from foreign producers. Beginning in the second half of 1998 and continuing through the first quarter of 2000, imported steel, some of which was dumped in violation of United States trade laws, adversely affected product prices in the United States and tonnages sold by domestic producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuation in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. In 1999 foreign producers exported 35.6 million tons of steel to the United States. This was the second highest import level in history surpassed only by the 41.4 million tons imported in 1998. During the first quarter of 2000, an estimated 9.5 million tons of foreign steel were imported into the United States compared to 7.8 million tons for the same period in 1999.

     The Company and other domestic producers have sought and continue to seek legal and legislative remedies to stop the flow of illegally dumped steel imported into the United States.

     On October 28, 1999, the Company filed a trade case against Japan for allegedly setting illegal prices on its tin mill products sold in American markets. On April 6, 2000, the Commerce Department set preliminary antidumping duties of 95% on Japanese imports of tin mill products. The Commerce Department is expected to render a final determination in mid June 2000, and the ITC is expected to make its final determination in early August 2000. If the ITC rules in the affirmative, the duties will be applied to Japanese tin mill products for a five-year period.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     In the first quarter of 2000, the Company recognized net income of $0.7 million or $0.02 per diluted share compared to a net loss of $27.9 million or $0.67 per diluted share for the same period in 1999. Net sales in the first quarter of 2000 were $317.7 million, an increase of $52.6 million or 20% from the first quarter of 1999. Total shipments in the first quarter of 2000 were 740 thousand tons compared to the first quarter of 1999 shipments of 580 thousand tons. The increase in shipments of 160 thousand tons reflects an improvement in the domestic steel market. The import surge that began in the latter half of 1998 contributed substantially to the low shipment volume in the first quarter of 1999. The filing and success of trade cases against foreign producers have helped improve the overall market condition for the Company's sheet products. The improvement was manifest in the 160 thousand ton increase in volume and 20% increase in revenue in the first quarter of 2000 compared to the first quarter of 1999.

     Sheet product net sales for the first quarter of 2000 were $211.0 million, an increase of $67.3 million from the first quarter of 1999. Shipments of sheet product in the first quarter of 2000 were 556 thousand tons compared to 376 thousand tons in the first quarter of 1999. Trade cases against foreign producers have helped to improve the market conditions for the Company's sheet products. The improved conditions helped generate the increase in shipment volume and the resulting revenue increase during the first quarter of 2000 compared to the first quarter of 1999.

     Tin mill product net sales for the first quarter of 2000 were $106.7 million, a decrease of $14.5 million from the first quarter of 1999. Shipments of tin mill product in the first quarter of 2000 were 184 thousand tons compared to 204 thousand tons for the same period in 1999. Unlike the condition of sheet product markets, the market conditions for the Company's tin mill products have not been positively impacted by trade case activity. A somewhat softer market for the Company's tin mill products resulted in the 20 thousand ton decrease in volume and the decrease in revenue.

     Selling, general and administrative expense decreased $1.6 million in the first quarter of 2000 compared to the first quarter of 1999. The decrease resulted from lower average head counts and benefit costs for salaried employees.

     Cost of sales for the first quarter of 2000 were $280.6 million, or $379 per ton, compared to $261.5 million, or $451 per ton, for the first quarter of 1999. The decrease in cost of sales was primarily attributable to better operating performance, lower employee benefit costs and a change in product mix.

     Depreciation expense increased $1.4 million to $16.5 million in the first quarter of 2000 when compared to the first quarter of 1999. The increase is primarily attributable to restarting the No. 4 Blast Furnace in December 1999 and higher overall production levels throughout the Company's operation.

     The Company's loss from unconsolidated subsidiaries increased $3.7 million from the first quarter of 1999 to the first quarter of 2000. The additional loss resulted primarily from the losses of GalvPro during its initial month of operation and losses from MetalSite, the results of which were recorded using the equity method of accounting the first quarter of 2000 versus consolidated results in the first quarter of 1999.

     Interest expense decreased $2.4 million in the first quarter of 2000 when compared to the same period in 1999. The Company redeemed $84.0 million in Senior Notes in October 1999, resulting in lower average outstanding debt during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had cash and equivalents of $123.7 million compared to $209.3 million as of December 31, 1999. The Company's liquidity requirements arise primarily from working capital requirements, debt service and capital investments. The Company's statements of cash flows for the quarters ended March 31 are summarized below:

                                                            2000         1999
                                                          ---------    --------
                                                          DOLLARS IN THOUSANDS
Net cash provided (used) by operating activities........  $(71,954)    $15,358
Net cash used by investing activities...................    (4,717)     (2,972)
Net cash used by financing activities...................    (8,890)         --
                                                          --------     -------
Increase (decrease) in cash.............................  $(85,561)    $12,386
                                                          ========     =======

     Net cash flows from operating activities were $(72.0) million and $15.4 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. The Company's cash flows from operations were $87.3 million less than in the first quarter of 1999 primarily due to higher receivable balances (partially as a result of a reduction in funded participation interests in the Company's Receivables Participation Agreement) and the payment of profit sharing and alternative minimum tax during the first quarter of 2000.

     Net cash used by investing activities for the quarter ended March 31, 2000 consisted of $3.4 million in capital spending and $1.3 million in loans to an unconsolidated subsidiary. Net cash used by investing activities for the quarter ended March 31, 1999 consisted of $3.0 million in capital spending. The Company's planned capital expenditures for 2000 are approximately $31.0 million.

     During the first quarter of 2000, pursuant to the 1998 Stock Repurchase Program, the Company repurchased approximately 0.4 million shares of its outstanding common stock at a cost of $3.1 million. Also during the first quarter of 2000, the Company retired approximately $5.8 million in long-term debt prior to maturity through open market purchases. The Company had no cash flows from financing activities for the quarter ended March 31, 1999.

     Through a wholly-owned subsidiary Weirton Receivables Inc. ("WRI"), the Company has two receivables participation agreements with a group of three banks, the WRI Receivables Participation Agreement and the Additional Receivable Facility. As of December 31, 1999, $35.0 million of funded participation interest had been sold to the banks and $12.7 million in letters of credit under the subfacility were outstanding. Subsequent to December 31, 1999, the $35.0 million of funded participation interest was no longer outstanding. As of March 31, 2000, after reductions for amounts in place under its letter of credit subfacility, the base amount of participation interest available for cash sale under both receivable facilities was approximately $84.1 million. Letters of credit outstanding under the Receivables Participation Agreement were $8.7 million at March 31, 2000.

     The Company also has a working capital facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility"). As of March 31, 2000, no amounts were outstanding under the Inventory Facility, and $82.8 million was available for borrowing.

     The Company's net deferred tax assets were $151.4 million as of March 31, 2000. These consisted primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax. The Company may be required in future periods to make additional cash payments for income taxes under federal alternative minimum tax regulations.

     Based upon available cash on hand and the amount of cash expected to be generated from operating activities, the Company expects to have sufficient cash to meet its short term needs, including the completion of the 2000 capital spending plan.

     To the extent that cash on hand and cash generated from operating activities do not generate an adequate amount of cash, the Company expects that cash requirements can be met by the Inventory Facility or the Receivables Participation Agreements.

ENVIRONMENTAL COMPLIANCE

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharges, air emissions and waste disposal. As a consequence, the Company has incurred, and will continue to incur, substantial capital expenditures and operating and maintenance expenses in order to comply with regulatory requirements.

     As of March 31, 2000, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or conduct remedial activity that may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet determined how Statement 133 will impact the Company's financial statements.

FORWARD LOOKING STATEMENTS

     This Item contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risk and uncertainties, many of which cannot be predicted with accuracy. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there are no assurances that such assumptions or expectations will prove to have been correct due to the foregoing and other factors. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's 50% owned unconsolidated subsidiary, WeBCo, utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates. At March 31, 2000, WeBCo had four outstanding forward contracts to sell foreign currencies. A hypothetical 10% change in the applicable March 31, 2000 spot rates would result in a change in WeBCo's pretax income ranging from approximately $(0.3) million to $(1.7) million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 -- Financial Data Schedule for the three months ended March
                        31, 2000 (filed herewith).

     (b)  Reports on Form 8-K

          The Company filed Current Reports on Form 8-K on March 16, 2000 and January 6, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                          By         /s/ MARK E. KAPLAN
                                            ------------------------------------
                                                       Mark E. Kaplan
                                               Vice President -- Information
                                                         Technology
                                                       and Controller
                                               (Principal Accounting Officer)

May 15, 2000