Form 10-Q
period 2000-06-30
WEIRTON STEEL CORP
filed 2000-08-14
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

                           Yes  [X]           No  [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of July 31, 2000 was 41,520,991.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
NET SALES.......................................  $293,240    $267,276    $610,958    $532,414
OPERATING COSTS:
     Cost of sales..............................   254,978     242,262     535,596     503,778
     Selling, general and administrative
       expense..................................     9,179       9,681      17,873      19,930
     Depreciation...............................    16,545      15,163      33,089      30,339
     Profit sharing provision...................       235          --         590          --
                                                  --------    --------    --------    --------
          Total operating costs.................   280,937     267,106     587,148     554,047
                                                  --------    --------    --------    --------
INCOME (LOSS) FROM OPERATIONS...................    12,303         170      23,810     (21,633)
     Loss from unconsolidated subsidiaries......    (4,239)        (80)     (7,911)        (93)
     Interest expense...........................    (8,852)    (11,177)    (17,524)    (22,201)
     Other income, net..........................     1,382         751       3,120       1,369
     ESOP contribution..........................        --        (652)         --      (1,305)
                                                  --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...............       594     (10,988)      1,495     (43,863)
     Income tax provision (benefit).............       125      (1,630)        314      (6,546)
                                                  --------    --------    --------    --------
INCOME (LOSS) BEFORE MINORITY INTEREST..........       469      (9,358)      1,181     (37,317)
     Minority interest in loss of consolidated
       subsidiary...............................        --         126          --         229
                                                  --------    --------    --------    --------
NET INCOME (LOSS)...............................  $    469    $ (9,232)   $  1,181    $(37,088)
                                                  ========    ========    ========    ========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
     Basic......................................    41,442      41,580      41,528      41,579
     Diluted....................................    43,729      41,580      44,170      41,579

NET INCOME (LOSS) PER SHARE:
     Basic......................................  $   0.01    $  (0.22)   $   0.03    $  (0.89)
     Diluted....................................  $   0.01    $  (0.22)   $   0.03    $  (0.89)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $775
     and $810, respectively.................................  $  100,080      $  209,270
  Receivables, less allowances of $9,878 and $9,302,
     respectively...........................................     180,413         104,647
  Inventories...............................................     196,803         186,710
  Deferred income taxes.....................................      42,517          42,517
  Other current assets......................................       3,257           3,167
                                                              ----------      ----------
     Total current assets...................................     523,070         546,311
Property, plant and equipment, net..........................     491,462         514,464
Investment in unconsolidated subsidiaries...................       3,583           6,833
Deferred income taxes.......................................     108,797         109,110
Other assets and deferred charges...........................      10,284          10,804
                                                              ----------      ----------
     Total Assets...........................................  $1,137,196      $1,187,522
                                                              ==========      ==========

LIABILITIES:
Current liabilities:
  Payables..................................................  $  138,318      $  142,930
  Employment costs..........................................      60,715          81,688
  Taxes other than income taxes.............................      12,817          13,805
  Other current liabilities.................................       9,655          17,511
                                                              ----------      ----------
     Total current liabilities..............................     221,505         255,934
Long term debt obligations..................................     299,107         304,768
Long term pension obligations...............................      85,644          91,295
Postretirement benefits other than pensions.................     326,087         327,665
Other long term liabilities.................................      33,366          30,886
                                                              ----------      ----------
     Total Liabilities......................................     965,709       1,010,548
Redeemable Stock, Net.......................................      22,417          22,973

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,700,841 and 43,499,363 shares issued, respectively.....         437             435
Additional paid-in capital..................................     459,237         458,249
Retained earnings (deficit).................................    (297,016)       (298,194)
Other stockholders' equity..................................     (13,588)         (6,489)
                                                              ----------      ----------
     Total Stockholders' Equity.............................     149,070         154,001
                                                              ----------      ----------
     Total Liabilities, Redeemable Stock and Stockholders'
      Equity................................................  $1,137,196      $1,187,522
                                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $   1,181      $(37,088)
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation...........................................      33,089        30,339
     Amortization of deferred financing costs...............         916           783
     ESOP contribution......................................          --         1,305
     Deferred income taxes..................................         313        (6,546)
     Cash provided (used) by working capital items:
       Receivables..........................................     (75,766)      (18,125)
       Inventories..........................................     (10,093)       77,213
       Other current assets.................................         (90)        3,254
       Payables.............................................      (4,612)      (41,927)
       Other current liabilities............................     (29,817)       (6,874)
     Long term pension obligation...........................      (5,651)        5,776
     Other..................................................       8,058        (2,359)
                                                               ---------      --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES............     (82,472)        5,751
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to unconsolidated subsidiary.........................      (3,414)           --
  Capital spending..........................................     (10,087)       (9,936)
                                                               ---------      --------

NET CASH USED BY INVESTING ACTIVITIES.......................     (13,501)       (9,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt obligations.............................      (5,831)           --
  Purchase of treasury stock................................     (14,658)           --
  Reissuance of treasury stock..............................       7,205            --
  Issuance of common stock..................................          67            --
                                                               ---------      --------
NET CASH USED BY FINANCING ACTIVITIES.......................     (13,217)           --
                                                               ---------      --------
NET CHANGE IN CASH AND EQUIVALENTS..........................    (109,190)       (4,185)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................     209,270        68,389
                                                               ---------      --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................   $ 100,080      $ 64,204
                                                               =========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................   $  17,682      $ 14,517
  Income taxes paid (refunded), net.........................       7,663        (1,982)

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein, other than the December 31, 1999 Consolidated Condensed Balance Sheet, are unaudited. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries are hereafter referred to as the "Company." Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation. On December 29, 1999, the Company sold a portion of its interest in MetalSite L.P. and MetalSite General Partner LLC (collectively "MetalSite"). The results and balances of MetalSite were consolidated as of and for the six months ended June 30, 1999. As a result of the sale, the Company no longer retained a controlling interest in MetalSite. Therefore, MetalSite's results and balances as of and for the period ended June 30, 2000 were reported under the equity method.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                       JUNE 30,    DECEMBER 31,
                                                         2000          1999
                                                       --------    ------------
Raw materials........................................  $ 30,836      $ 61,254
Work-in-process......................................    83,032        41,044
Finished goods.......................................    82,935        84,412
                                                       --------      --------
                                                       $196,803      $186,710
                                                       ========      ========

NOTE 3

EARNINGS PER SHARE

     The following represents a reconciliation between basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2000:

                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                      JUNE 30, 2000                     JUNE 30, 2000
                             -------------------------------   -------------------------------
                                                   PER SHARE                         PER SHARE
                             INCOME     SHARES      AMOUNT     INCOME     SHARES      AMOUNT
                             ------   ----------   ---------   ------   ----------   ---------
Basic earnings per share:
     Net income............   $469    41,441,501     $0.01     $1,181   41,527,879     $0.03
Effect of dilutive
  securities
     Series A Preferred....     --     1,634,024        --         --    1,641,259        --
     Stock options.........     --       652,984        --         --    1,000,920        --
                              ----    ----------     -----     ------   ----------     -----
Diluted earnings per share:
     Net income............   $469    43,728,509     $0.01     $1,181   44,170,058     $0.03
                              ====    ==========     =====     ======   ==========     =====

     For the three and six months ended June 30, 1999, basic and diluted earnings per share were the same; however, securities totaling 1,725,665 and 1,720,516, respectively, were excluded from the diluted earnings per share calculation due to their antidilutive effect.

NOTE 4

PURCHASES OF COMMON STOCK FOR TREASURY

     During April 1998, the Company announced that it had been authorized by the board of directors to repurchase up to 10% or approximately 4.2 million shares if its outstanding common stock. In February, 2000, the Company announced that it had been authorized by the board of directors to repurchase an additional 12% of its capital stock. During the first six months of 2000, the Company paid $13.1 million to repurchase approximately 2.0 million shares of its outstanding common stock at prices ranging from $3.88 to $9.00 per share.

NOTE 5

OPTION ACTIVITY

     During the first six months of 2000, the Company issued 1.9 million shares of common stock to persons who exercised stock options. The Company received $7.3 million in proceeds from the issuance of those shares.

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

     As of June 30, 2000, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or conduct remedial activity that may be required.

NOTE 7

COMMITMENTS AND CONTINGENCIES

     The Company participates in a joint venture GalvPro L.P. ("GalvPro") with affiliates of Corus Group for the purpose of constructing and operating a 300,000-ton per year hot-dipped galvanizing line. Construction of GalvPro's facility was being financed primarily through a ten-year loan of up to $49.0 million secured by GalvPro's assets. In connection with the initial funding of the loan, the Company, jointly and severally with affiliates of Corus Group, agreed to prepay a total of up to $6.0 million of the loan if GalvPro's facility failed to attain certain defined efficiency standards within an allowed period of time after operations commenced. The Company and Corus Group affiliates have each secured their respective obligation to the other by pledging their interest in GalvPro. GalvPro successfully commenced operations in October 1999 and has satisfactorily attained the defined efficiency standards for which tests have been performed.

     The Company participates in a partner loan facility with MetalSite whereby the Company funds a significant portion of MetalSite's operations. As of June 30, 2000, $8.4 million was outstanding under the partner loan facility. The Company expects to continue to fund a portion of MetalSite's operations for the foreseeable future.

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

     Domestic steel producers face significant competition from foreign producers. Beginning in the second half of 1998 and continuing through the first six months of 2000, imported steel, some of which was dumped in violation of United States trade laws, adversely affected product prices in the United States and tonnages sold by domestic producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuations in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. In 1999 foreign producers exported 35.6 million tons of steel to the United States. This was the second highest import level in history surpassed only by the 41.4 million tons imported in 1998. During the first six months of 2000, an estimated 20.2 million tons of foreign steel were imported into the United States compared to 16.8 million tons for the same period in 1999.

     The Company and other domestic producers have sought and continue to seek legal and legislative remedies to stop the flow of illegally dumped steel imported into the United States.

     On October 28, 1999, the Company filed a trade case against Japan for allegedly setting illegal prices on its tin mill products sold in American markets. On August 8, 2000, the ITC set final antidumping duties of 95% on Japanese imports of tin mill products. The duties will be applied to Japanese tin mill products for a five-year period.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1999

     In the second quarter of 2000, the Company recognized net income of $0.5 million or $0.01 per diluted share compared to a net loss of $9.2 million or $0.22 per diluted share for the same period in 1999.

     Net sales in the second quarter of 2000 were $293.2 million, an increase of $26.0 million or 10% from the second quarter of 1999. Total shipments in the second quarter of 2000 were 653 thousand tons compared to the second quarter of 1999 shipments of 606 thousand tons. The increase in shipments of 47 thousand tons reflects continued strong end-user demand and improved operating and delivery performance.

     Sheet product net sales for the second quarter of 2000 were $181.7 million, an increase of $24.8 million from the second quarter of 1999. Shipments of sheet product in the second quarter of 2000 were 462 thousand tons compared to 422 thousand tons in the second quarter of 1999. The increase in revenue resulted from the increase in shipments and improved selling prices.

     Tin mill product net sales for the second quarter of 2000 were $111.5 million, an increase of $1.3 million from the second quarter of 1999. Shipments of tin mill product in the second quarter of 2000 were 191 thousand tons compared to 185 thousand tons for the same period in 1999.

     Cost of sales for the second quarter of 2000 were $255.0 million, or $390 per ton, compared to $242.3 million, or $400 per ton, for the second quarter of 1999. The decrease in cost of sales per ton was primarily attributable to better operating performance, lower employee benefit costs and a change in product mix.

     Depreciation expense increased $1.4 million to $16.5 million in the second quarter of 2000 when compared to the second quarter of 1999. The increase is primarily attributable to restarting the No. 4 Blast Furnace in December 1999 and higher overall production levels throughout the Company's operation.

     The Company's loss from unconsolidated subsidiaries increased $4.2 million when compared to the second quarter of 1999. The additional loss resulted from the inclusion of the equity losses of MetalSite and losses incurred by GalvPro during the early phases of its operations.

     Interest expense decreased $2.3 million in the second quarter of 2000 when compared to the same period in 1999. The Company redeemed $84.0 million in Senior Notes at maturity in October 1999, resulting in lower average outstanding debt during the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1999

     In the first half of 2000, the Company recognized net income of $1.2 million or $0.03 per diluted share compared to a net loss of $37.1 million or $0.89 per diluted share for the same period in 1999.

     Net sales in the first half of 2000 were $611.0 million, an increase of $78.5 million or 15% from the first half of 1999. Total shipments in the first half of 2000 were 1.4 million tons compared to the first half of 1999 shipments of 1.2 million tons. The increase in shipments of 208 thousand tons reflects continued strong end-user demand and improved operating and delivery performance.

     Sheet product net sales for the first half of 2000 were $392.8 million, an increase of $91.9 million from the first half of 1999. Shipments of sheet product in the first half of 2000 were 1,019 thousand tons compared to 798 thousand tons in the first half of 1999. The increased revenue was the result of an improvement in sheet product selling prices as well as the increase in volume.

     Tin mill product net sales for the first half of 2000 were $218.2 million, a decrease of $13.3 million from the first half of 1999. Shipments of tin mill product in the first half of 2000 were 375 thousand tons compared to 389 thousand tons for the same period in 1999. The decrease in revenue was primarily the result of the decrease in shipment volume.

     Costs of sales for the first half of 2000 were $535.6 million, or $384 per ton, compared to $503.8 million, or $425 per ton, for the first half of 1999. The decrease in cost of sales per ton was primarily attributable to better operating performance, lower employee benefit costs and a change in product mix.

     Selling, general and administrative expense decreased $2.1 million in the first half of 2000, compared to the first half of 1999. The decrease resulted primarily from the inclusion of MetalSite's SG&A costs in the first half of 1999, which were consolidated. MetalSite,s results for the first half of 2000 were reported using the equity method of accounting.

     Depreciation expense increased $2.8 million to $33.1 million in the first six months of 2000 when compared to the same period in 1999. The increase is primarily attributable to restarting the No. 4 Blast Furnace in December 1999 and higher overall production levels throughout the Company's operation.

     The Company's loss from unconsolidated subsidiaries increased $7.8 million from the first half of 1999 to the first half of 2000. The additional loss resulted primarily from the losses of GalvPro and MetalSite. The results of MetalSite were recorded using the equity method of accounting the first half of 2000 versus consolidated results in the first half of 1999.

     Interest expense decreased $4.7 million in the first half of 2000 when compared to the same period in 1999. The Company redeemed $84.0 million in Senior Notes in October 1999, resulting in lower average outstanding debt during the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had cash and equivalents of $100.1 million compared to $209.3 million as of December 31, 1999. The Company's liquidity requirements arise primarily from working capital requirements, debt service and capital investments. The Company's statements of cash flows for the six months ended June 30 are summarized below:

                                                           2000        1999
                                                         ---------    -------
                                                         DOLLARS IN THOUSANDS
Net cash provided (used) by operating activities.......  $ (82,472)   $ 5,751
Net cash used by investing activities..................    (13,501)    (9,936)
Net cash used by financing activities..................    (13,217)        --
                                                         ---------    -------
Decrease in cash.......................................  $(109,190)   $(4,185)
                                                         =========    =======

     Net cash flows from operating activities were $(82.5) million and $5.8 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Despite improved operating performance, cash flows from operations declined primarily due to higher receivable and inventory balances at June 30, 2000, and the payment of profit sharing and alternative minimum tax during the first quarter of 2000. The increase in accounts receivable resulted in part from the reduction in funded participation interests in the Company's Receivables Participation Agreement.

     Net cash used by investing activities for the first half of 2000 consisted of $10.1 million in capital spending and $3.4 million in loans to an unconsolidated subsidiary. Net cash used by investing activities for the same period in 1999 consisted of $9.9 million in capital spending. The Company's planned capital expenditures for 2000 are approximately $31.0 million.

     During the first half of 2000, the Company repurchased approximately 2.2 million shares of its outstanding common stock at a cost of $14.7 million and realized proceeds of $7.3 from the exercise of stock options. Also during the first half of 2000, the Company retired approximately $5.8 million in long-term debt prior to maturity through open market purchases. The Company had no cash flows from financing activities for the first half of 1999.

     Through a wholly-owned subsidiary Weirton Receivables Inc. ("WRI"), the Company has two receivables participation agreements with a group of three banks, the WRI Receivables Participation Agreement and the Additional Receivable Facility. As of December 31, 1999, $35.0 million of funded participation interest had been sold to the banks and $12.7 million in letters of credit under the subfacility were outstanding. Subsequent to December 31, 1999, the $35.0 million of funded participation interest was no longer outstanding. As of June 30, 2000, after reductions for amounts in place under its letter of credit subfacility, the base amount of participation interest available for cash sale under both receivable facilities was approximately $71.2 million. Letters of credit outstanding under the Receivables Participation Agreement were $8.8 million at June 30, 2000.

     The Company is currently negotiating an amendment to the WRI Receivables Participation Agreement. The amendment would exclude accounts receivable from certain affiliated entities. The amendment would provide the Company with additional flexibility in financing and other arrangements with certain affiliates.

     The Company also has a working capital facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility"). As of June 30, 2000, no amounts were outstanding under the Inventory Facility, and $98.4 million was available for borrowing.

     The Company's net deferred tax assets were $151.3 million as of June 30, 2000. These consisted primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax. The Company may be required in future periods to make additional cash payments for income taxes under federal alternative minimum tax regulations.

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

     As of June 30, 2000, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or conduct remedial activity that may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133," which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet determined how Statement 133 will impact the Company's consolidated financial statements.

OUTLOOK

     Demand for flat rolled steel products in the Company's markets remains steady. However, increased imports have again weakened the Company's order entry and shipping rates in recent months. Consequently, the Company expects a loss in the third quarter.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's 50% owned unconsolidated subsidiary, WeBCo, utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates. At June 30, 2000, WeBCo had three outstanding forward contracts to sell foreign currencies. A hypothetical 10% change in the applicable June 30, 2000 spot rates would result in a change in WeBCo's pretax income ranging from approximately $3.3 million to $(3.3) million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2000, the Company's Annual Meeting of Stockholders was held and the following proposals were voted upon:

     (1) Affirmation of the four nominees to serve on the Board of Directors until 2003:

                                                        VOTES FOR     VOTES WITHHELD
                                                        ----------    --------------
Richard R. Burt                                         47,167,735      6,380,046
Richard K. Riederer                                     45,824,272      7,723,509
Thomas R. Sturges                                       47,932,362      5,615,419
Michael Bozic                                           46,766,937      6,780,844

     (2) Affirmation of Arthur Andersen LLP as the Company's Independent Public Accountants for the fiscal year ending December 31, 2000:

          For:  48,371,975          Against:  5,104,494         Abstain:  71,312

     (3)  Approval of 2000 Employee Stock Purchase Plan:

          For:  48,546,968          Against:  4,909,946         Abstain:  90,867

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

        Exhibit 10.1 -- Employment agreement between Earl E. Davis, Jr. and the
                        Company dated March 23, 2000.

        Exhibit 10.2 -- Employment agreement between Mark E. Kaplan and the
                        Company dated February 10, 2000.

        Exhibit 10.3 -- Employment agreement between William R. Kiefer and the
                        Company dated February 14, 2000.

        Exhibit 10.4 -- Employment agreement between David L. Robertson and the
                        Company dated February 2000.

        Exhibit 10.5 -- Employment agreement between Michael J. Scott and the
                        Company dated April 1, 2000.

        Exhibit 10.6 -- Employment agreement between Edward L. Scram and the
                        Company dated April 1, 2000.

        Exhibit 10.7 -- Employment agreement between Frank Tluchowski and the
                        Company dated March 23, 2000.

        Exhibit 10.8 -- Employment agreement between John H. Walker and the
                        Company dated March 13, 2000.

        Exhibit 27 -- Financial Data Schedule for the six months ended June 30,
                      2000.

     (b)  Reports on Form 8-K

          The Company filed Current Reports on Form 8-K on March 16, 2000 and January 6, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WEIRTON STEEL CORPORATION
                                                      Registrant

                                      By           /s/ MARK E. KAPLAN
                                        ----------------------------------------
                                                     Mark E. Kaplan
                                           Vice President and Chief Financial
                                                         Officer
                                             (Principal Accounting Officer)

August 14, 2000