Form 10-Q
period 2000-09-30
WEIRTON STEEL CORP
filed 2000-11-14
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

                         COMMISSION FILE NUMBER 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     06-1075442
  (State or other jurisdiction of                (IRS employer identification #)
   incorporation or organization)

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

                            Yes [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of October 31, 2000 was 41,206,677.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
NET SALES.......................................  $262,477    $279,571    $873,435    $811,985
OPERATING COSTS:
  Cost of sales.................................   248,181     262,549     783,777     766,327
  Selling, general and administrative expense...    13,026       9,682      30,899      29,612
  Depreciation..................................    16,249      13,553      49,338      43,892
  Profit sharing................................      (590)         --          --          --
                                                  --------    --------    --------    --------
     Total operating costs......................   276,866     285,784     864,014     839,831
                                                  --------    --------    --------    --------
INCOME (LOSS) FROM OPERATIONS...................   (14,389)     (6,213)      9,421     (27,846)
  Loss from unconsolidated subsidiaries.........   (10,448)       (102)    (18,359)       (195)
  Interest expense..............................    (8,746)    (11,188)    (26,270)    (33,389)
  Other income, net.............................     1,221         711       4,341       2,080
  ESOP contribution.............................        --          --          --      (1,305)
                                                  --------    --------    --------    --------
LOSS BEFORE INCOME TAXES........................   (32,362)    (16,792)    (30,867)    (60,655)
  Income tax benefit............................    (6,179)     (2,407)     (5,865)     (8,953)
                                                  --------    --------    --------    --------
LOSS BEFORE MINORITY INTEREST...................   (26,183)    (14,385)    (25,002)    (51,702)
  Minority interest in loss of consolidated
     subsidiary.................................        --         748          --         977
                                                  --------    --------    --------    --------
NET LOSS........................................  $(26,183)   $(13,637)   $(25,002)   $(50,725)
                                                  ========    ========    ========    ========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
  Basic.........................................    41,313      41,580      41,456      41,579
  Diluted.......................................    41,313      41,580      41,456      41,579
NET LOSS PER SHARE:
     Basic......................................  $  (0.63)   $  (0.33)   $  (0.60)   $  (1.22)
     Diluted....................................  $  (0.63)   $  (0.33)   $  (0.60)   $  (1.22)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                               (UNAUDITED)     (UNAUDITED)
                                                              -------------    ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $775
     and $810, respectively.................................   $   68,256       $  209,270
  Receivables, less allowances of $14,053 and $9,302,
     respectively...........................................      137,186          104,647
  Inventories...............................................      214,230          186,710
  Deferred income taxes.....................................       42,517           42,517
  Other current assets......................................        3,655            3,167
                                                               ----------       ----------
     Total current assets...................................      465,844          546,311
Property, plant and equipment, net..........................      485,323          514,464
Investment in unconsolidated subsidiaries...................       17,538            6,833
Deferred income taxes.......................................      114,975          109,110
Other assets and deferred charges...........................       10,880           10,804
                                                               ----------       ----------
     Total Assets...........................................   $1,094,560       $1,187,522
                                                               ==========       ==========
LIABILITIES:
Current liabilities:
  Payables..................................................   $  122,611       $  142,930
  Employment costs..........................................       70,009           81,688
  Taxes other than income taxes.............................       11,363           13,805
  Other current liabilities.................................       11,849           17,511
                                                               ----------       ----------
     Total current liabilities..............................      215,832          255,934
Long term debt obligations..................................      299,180          304,768
Long term pension obligations...............................       82,819           91,295
Postretirement benefits other than pensions.................      322,185          327,665
Other long term liabilities.................................       30,530           30,886
                                                               ----------       ----------
     Total Liabilities......................................      950,546        1,010,548
Redeemable Stock, Net.......................................       22,279           22,973

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,704,782 and 43,499,363 shares issued, respectively.....          437              435
Additional paid-in-capital..................................      459,340          458,249
Retained earnings (deficit).................................     (323,196)        (298,194)
Other stockholders' equity..................................      (14,846)          (6,489)
                                                               ----------       ----------
     Total Stockholders' Equity.............................      121,735          154,001
                                                               ----------       ----------
     Total Liabilities, Redeemable Stock, Net, and
      Stockholders' Equity..................................   $1,094,560       $1,187,522
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(25,002)   $(50,725)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation...........................................    49,338      43,892
     Loss from unconsolidated subsidiaries..................    18,359         195
     Amortization of deferred financing costs...............     1,263       1,022
     ESOP contribution......................................        --       1,305
     Deferred income taxes..................................    (5,865)     (8,952)
     Cash provided (used) by working capital items:
       Receivables..........................................   (32,539)    (31,900)
       Inventories..........................................   (27,520)     98,376
       Payables.............................................   (20,319)    (42,086)
       Other working capital................................   (20,271)      6,545
     Long term pension obligation...........................    (8,476)      7,040
     Other..................................................    (4,935)       (898)
                                                              --------    --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES............   (75,967)     23,814

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans and advances to unconsolidated subsidiaries.........   (30,319)         --
  Capital spending..........................................   (20,197)    (16,953)
                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES.......................   (50,516)    (16,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt obligations.............................    (5,831)         --
  Purchase of treasury stock................................   (15,972)         --
  Reissuance of treasury stock..............................     7,205          --
  Issuance of common stock..................................        67          --
                                                              --------    --------
NET CASH USED BY FINANCING ACTIVITIES.......................   (14,531)         --
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................  (141,014)      6,861
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................   209,270      68,389
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 68,256    $ 75,250
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $ 25,291    $ 28,217
  Income taxes paid (refunded), net.........................     7,663      (1,973)

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein, other than the December 31, 1999 Consolidated Condensed Balance Sheet, are unaudited. The Consolidated Condensed Balance Sheet as of December 31, 1999 has been derived from the audited balance sheet included in the Company's 1999 Annual Report. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries are hereafter referred to as the "Company." Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation. On December 29, 1999, the Company sold a portion of its interest in MetalSite, Inc. ("MetalSite"). The results and balances of MetalSite were consolidated as of and for the nine months ended September 30, 1999. As a result of the sale, the Company no longer retained a controlling interest in MetalSite. Therefore, MetalSite's results and balances as of and for the period ended September 30, 2000 were reported under the equity method.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        2000             1999
                                                    -------------    ------------
Raw materials.....................................    $ 44,061         $ 61,254
Work-in-process...................................      84,690           41,044
Finished goods....................................      85,479           84,412
                                                      --------         --------
                                                      $214,230         $186,710
                                                      ========         ========

NOTE 3

EARNINGS PER SHARE

     For the three months and nine months ended September 30, 2000, basic and diluted earnings per share were the same; however, securities totaling 1,676,943 and 2,262,943, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

     For the three months and nine months ended September 30, 1999, basic and diluted earnings per share were the same; however, securities totaling 1,718,376 and 1,703,489, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

NOTE 4

PURCHASES OF COMMON STOCK FOR TREASURY

     During April 1998, the Company announced that it had been authorized by the board of directors to repurchase up to 10% or approximately 4.2 million shares if its outstanding common stock. In February 2000, the Company announced that it had been authorized by the board of directors to repurchase an additional 12% of its capital stock. During the first nine months of 2000, the Company paid $16.0 million to repurchase approximately 2.6 million shares of its outstanding common stock at prices ranging from $2.38 to $9.00 per share.

NOTE 5

OPTION ACTIVITY

     During the first nine months of 2000, the Company issued 1.9 million shares of common stock to persons who exercised stock options. The Company received $7.3 million in proceeds from the issuance of those shares.

     On October 4, 2000, the Company granted options to purchase 70,500 shares of the Company's common stock under its 1987 Stock Option Plan. The option exercise price of $2.63 per share equaled the stock market price on the date of grant. The options vest in one-third increments beginning on the date of grant, with the remaining two-thirds becoming exercisable after the second and third years. The options expire ten years from the date of grant.

     Also on October 4, 2000, the Company granted options to purchase 1,994,894 shares of the Company's common stock under its 1998 Stock Option Plan. All options granted vest on May 23, 2010. The options expire the following day. The options are subject to accelerated vesting based on the continued employment of the recipients and the attainment of certain market prices for the Company's common stock. The stock prices range from $6.12 to $12.41 and must be maintained for 20 consecutive trading days for accelerated vesting to occur. Of the 1,994,894 options granted, 577,500 have an exercise price of $5.56. The remaining grants have an exercise price of $6.69.

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

     As of September 30, 2000, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or conduct remedial activity that may be required.

NOTE 7

JOINT VENTURE ACTIVITY

     GalvPro LP ("GalvPro") was formed in 1997 with affiliates of Dutch steelmaker Koninklijke Hoogovens (now a unit of Corus Group PLC ("Corus")) for the purpose of constructing and operating a 300,000 ton hot-dipped galvanizing line. GalvPro is owned by the Company (47.5%), Corus (47.5%) and GalvPro management (5%).

     Construction of GalvPro's facility and its day to day working capital needs are financed primarily through a ten year loan secured by GalvPro's assets and a working capital facility secured by GalvPro's inventory and receivables. At September 30, 2000, GalvPro had total assets of $87.8 million, total liabilities of $102.8 million, and a net deficit of $15.0 million. As of September 30, 2000, $45.0 million was outstanding under the term loan facility and $12.2 million was outstanding under the working capital facility. Both the term loan and the working capital facility are without recourse to any equity owner.

     As a result of failure to comply with a financial covenant, GalvPro incurred an event of default under the loan facility during the third quarter of 2000. Although GalvPro's lender has not initiated any remedies, it has proposed a significant restructuring of the loan.

     Since GalvPro commenced operations in October 1999, the working capital requirements have been financed by advances from the Company and Corus, cash generated by operations and its working capital facility. As of September 30, 2000, the Company had made advances to the joint venture totaling $24.1 million.

     As of September 30, 2000, after recognition of related equity losses and $6.0 million in additional loss, the Company's net investment in GalvPro totaled $11.6 million, which approximated its equity ownership of the book value of the underlying net assets.

     The Company is presently evaluating a number of possible alternatives with respect to the venture. Among them are restructuring of the financing arrangement, entity structure and strategic direction. Not withstanding the Company's belief that its investment in GalvPro is properly stated as of the balance sheet date, some of the alternatives that are currently under consideration, and potential continued adverse business conditions, may result in the recognition of future additional equity losses.

     On July 27, 2000, MetalSite LP and MetalSite General Partner LLC (together "the Partnership") were merged into MetalSite, Inc., a Delaware Corporation. In exchange for its interest in the Partnership, the Company was given an equivalent interest in the common stock of MetalSite. A portion of the common stock owned by Weirton was held in escrow and subject to distribution to employees of MetalSite as described in Note 8.

     On October 5, 2000, the Company agreed to loan MetalSite $10.0 million in exchange for a Convertible Promissory Note (the "Note") and Warrants to purchase additional shares of MetalSite common stock. The Note carries a term of 18 months, with an interest rate of 5.0%. The Company may opt to convert the principal and interest of the Note into MetalSite common stock at defined ratios upon the occurrence of specific transactions and events as defined in the Note agreement.

     The warrants entitle the Company to purchase 250,000 shares of MetalSite common stock at $6.00 per share. The warrants expire in 10 years.

NOTE 8

COMMITMENTS AND CONTINGENCIES

     The Company participates in partner loan facilities with MetalSite whereby the Company funds a portion of MetalSite's operations. As of September 30, 2000, $11.2 million was outstanding under one facility. Under a second partner loan facility, the Company expects to continue to fund a portion of MetalSite's operations for the foreseeable future.

     As of September 30, 2000 the Company owned 6,546,000 or 21.82% of the outstanding shares of MetalSite. Of theses shares, 545,455, or 1.82% of the outstanding shares of MetalSite, were held in escrow pursuant to option agreements of MetalSite employees. Subject to certain performance measures, the employees of MetalSite may exercise options and require the Company to issue shares from escrow to the employees.

     Contingent on the occurrence of certain events as defined in the December 29, 1999 Security Purchase Agreement, Internet Capital Group, Inc. would have the option to purchase, and the Company would be required to sell a 10% equity interest (determined on a pre-offering basis) in MetalSite at an average market price based upon the trading prices of MetalSite's equity securities during a ten-day period prior to notice of exercise of such option.

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

     Domestic steel producers face significant competition from foreign producers. Beginning in the second half of 1998 and continuing through the first nine months of 2000, imported steel, some of which was dumped in violation of United States trade laws, adversely affected product prices in the United States and tonnages sold by domestic producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuations in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. In 1999 foreign producers exported 35.6 million tons of steel to the United States. This was the second highest import level in history surpassed only by the 41.4 million tons imported in 1998. During the first nine months of 2000, an estimated 30.3 million tons of foreign steel were imported into the United States compared to 26.5 million tons for the same period in 1999.

     The penetration of imported steel into the domestic market caused steel prices to decrease throughout the third quarter of 2000. The Company and other domestic producers have sought and continue to seek legal and legislative remedies to stop the flow of illegally dumped steel imported into the United States.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1999

     In the third quarter of 2000, the Company recognized a net loss of $26.2 million or $0.63 per diluted share compared to a net loss of $13.6 million or $0.33 per diluted share for the same period in 1999.

     Net sales in the third quarter of 2000 were $262.5 million, a decrease of $17.1 million or 6% from the third quarter of 1999. Total shipments in the third quarter of 2000 were 583 thousand tons compared to the third quarter of 1999 shipments of 663 thousand tons. The decrease in shipments of 80 thousand tons reflects weaker market conditions for the Company's sheet products. Though end-user demand remains strong, increased import activity has created an excess domestic supply.

     Sheet product net sales for the third quarter of 2000 were $148.6 million, a decrease of $18.3 million from the third quarter of 1999. Shipments of sheet product in the third quarter of 2000 were 386 thousand tons compared to 466 thousand tons in the third quarter of 1999. The decline in revenue was primarily a result of the decline in shipments.

     Tin mill product net sales for the third quarter of 2000 were $113.9 million, an increase of $1.2 million from the third quarter of 1999. Shipments of tin mill product in the third quarters of 2000 and 1999 were 197 thousand tons. The increase in revenue resulted from slightly higher average selling prices in the third quarter of 2000 when compared to the same period in 1999.

     Cost of sales for the third quarter of 2000 were $248.2 million, or $426 per ton, compared to $262.5 million, or $396 per ton, for the third quarter of 1999. The increase in cost of sales per ton was primarily attributable to a shift in product mix and the impact of lower overall shipments.

     Selling, general and administrative expense increased $3.3 million to $13.0 million in the third quarter of 2000 when compared to the third quarter of 1999. The increase is primarily attributable to an increase in reserve for bad debt expense related to a specific customer.

     Depreciation expense increased $2.7 million to $16.2 million in the third quarter of 2000 when compared to the third quarter of 1999. The increase is primarily attributable to the two blast furnace configuration employed in the third quarter of 2000 compared to a one blast furnace configuration employed in the third quarter of 1999.

     The Company's loss from unconsolidated subsidiaries increased $10.3 million when compared to the third quarter of 1999. The additional loss resulted from the inclusion of MetalSite's equity losses of $1.5 million, GalvPro's equity losses of $3.8 million and a $6.0 million additional equity loss associated with the operations of GalvPro resulting primarily from start-up expenditures and market conditions.

     Interest expense decreased $2.4 million in the third quarter of 2000 when compared to the same period in 1999. The Company redeemed $84.0 million in Senior Notes at maturity in October 1999, resulting in lower average outstanding debt during the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1999

     In the first nine months of 2000, the Company recognized a net loss of $25.0 million or $0.60 per diluted share compared to a net loss of $50.7 million or $1.22 per diluted share for the same period in 1999.

     Net sales in the first nine months of 2000 were $873.4 million, an increase of $61.5 million or 8% from the first nine months of 1999. Total shipments in the first nine months of 2000 were 2.0 million tons compared to the first nine months of 1999 shipments of 1.8 million tons. The increase in shipments of 200 thousand tons reflects continued strong end-user demand and improved operating and delivery performance. The increases in revenue and shipments during the first six months of 2000 compared to the first six months of 1999 were partially offset by lower shipments and revenue during the third quarter of 2000.

     Sheet product net sales for the first nine months of 2000 were $541.4 million, an increase of $73.6 million from the first nine months of 1999. Shipments of sheet product in the first nine months of 2000 were 1.4 million tons compared to 1.3 million tons in the first nine months of 1999. The increased revenue was primarily the result of an improvement in sheet product selling price over the first six months of 2000.

     Tin mill product net sales for the first nine months of 2000 were $332.0 million, a decrease of $12.2 million from the first nine months of 1999. Shipments of tin mill product in the first nine months of 2000 were 572 thousand tons compared to 586 thousand tons for the same period in 1999. The decrease in revenue was primarily the result of the decrease in shipment volume.

     Costs of sales for the first nine months of 2000 were $783.8 million, or $396 per ton, compared to $766.3 million, or $414 per ton, for the first nine months of 1999. The decrease in cost of sales per ton was primarily attributable to better operating performance, lower employee benefit costs and a change in product mix.

     Depreciation expense increased $5.4 million to $49.3 million in the first nine months of 2000 when compared to the same period in 1999. The increase is primarily attributable to restarting the No. 4 Blast Furnace in December 1999 and higher overall production levels throughout the Company's operation.

     The Company's loss from unconsolidated subsidiaries increased $18.2 million from the first nine months of 1999 to the first nine months of 2000. The additional loss resulted primarily from the losses of GalvPro

($15.9 million) and MetalSite ($3.8 million). The results of MetalSite were recorded using the equity method of accounting the first nine months of 2000 versus consolidated results in the first nine months of 1999.

     Interest expense decreased $7.1 million in the first nine months of 2000 when compared to the same period in 1999. The Company redeemed $84.0 million in Senior Notes in October 1999, resulting in lower average outstanding debt during the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash and equivalents of $68.3 million compared to $209.3 million as of December 31, 1999. The Company's liquidity requirements arise primarily from working capital requirements, debt service and capital investments. The Company's statements of cash flows for the nine months ended September 30 are summarized below:

                                                           2000        1999
                                                         ---------    -------
                                                         DOLLARS IN THOUSANDS

Net cash provided (used) by operating activities.......  $ (75,967)   $23,814
Net cash used by investing activities..................    (50,516)   (16,953)
Net cash used by financing activities..................    (14,531)        --
                                                         ---------    -------
Increase (decrease) in cash............................  $(141,014)   $ 6,861
                                                         =========    =======

     Net cash flows provided (used) from operating activities were $(76.0) million and $23.8 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Despite improved operating performance, cash flows from operations declined primarily due to higher inventory balances at September 30, 2000, and the payment of profit sharing and alternative minimum tax during the first quarter of 2000. The increase in accounts receivable resulted in part from the reduction in funded participation interests in the Company's Receivables Participation Agreement.

     Net cash used by investing activities for the first nine months of 2000 consisted of $20.2 million in capital spending and $30.3 million in loans and advances to unconsolidated subsidiaries. Net cash used by investing activities for the same period in 1999 consisted of $17.0 million in capital spending. The Company's planned capital expenditures for 2000 are approximately $43.5 million.

     During the first nine months of 2000, the Company repurchased approximately
2.6 million shares of its outstanding common stock at a cost of $16.0 million and realized proceeds of $7.3 from the exercise of stock options. Also during the first nine months of 2000, the Company retired approximately $5.8 million in long-term debt prior to maturity through open market purchases. The Company had no cash flows from financing activities for the first nine months of 1999.

     In September 2000, the U.S. government approved the Company's application for a $25.5 million loan through the Emergency Steel Loan Guaranty Act. The Company is currently completing a loan agreement to be guaranteed under the Emergency Steel Loan Guaranty Act.

     Through a wholly-owned subsidiary Weirton Receivables Inc. ("WRI"), the Company has two receivables participation agreements with a group of three banks, the WRI Receivables Participation Agreement and the Additional Receivable Facility. As of December 31, 1999, $35.0 million of funded participation interest had been sold to the banks and $12.7 million in letters of credit under the subfacility were outstanding. Subsequent to December 31, 1999, the $35.0 million of funded participation interest was no longer outstanding. As of September 30, 2000, after reductions for amounts in place under its letter of credit subfacility, the base amount of participation interest available for cash sale under both receivable facilities was approximately $58.0 million. Letters of credit outstanding under the Receivables Participation Agreement were $8.8 million at September 30, 2000.

     The Company negotiated an amendment to the WRI Receivables Participation Agreement. The amendment excludes accounts receivable from certain affiliated entities. The amendment provides the Company with additional flexibility in financing and other arrangements with certain affiliates.

     The Company also has a working capital facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility"). As of September 30, 2000, no amounts were outstanding under the Inventory Facility, and $100.0 million was available for borrowing.

     The Company's net deferred tax assets were $157.5 million as of September 30, 2000. These consisted primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce the Company's cash requirements for the payment of future federal income tax. The Company may be required in future periods to make additional cash payments for income taxes under federal alternative minimum tax regulations.

     Based upon available cash on hand, the amount of cash expected to be generated from operating activities and cash available under the Inventory Facility and Receivables Participation Agreements, the Company expects to have sufficient cash to meet its short term needs, including the completion of its capital spending plans.

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

     As of September 30, 2000, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or conduct remedial activity that may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" was issued. SFAS No. 140 revises criteria for accounting for asset securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. SFAS No. 140 has an immediate impact through new disclosure requirements and amendments of the collateral provisions of SFAS No.
125. These changes must be applied for fiscal years ending after December 15, 2000. The Company is currently evaluating the effects of SFAS No. 140 and is preparing a plan for implementation.

     On December 3, 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Subsequent to the release, the SEC deferred the implementation date of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 does not change existing literature on revenue recognition, but rather it clarifies the staff's position on pre-existing literature. The new standard does not require management to change existing revenue recognition policies and therefore had no impact on the Company's reported financial position or results of operations at September 30, 2000.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Management has not yet determined how Statement 133 will impact the Company's consolidated financial statements.

OUTLOOK

     Increased imports have again weakened the Company's order entry and shipping rates in recent months. The weak market combined with increasing natural gas prices will adversely affect results in the fourth quarter.

     In response to weak market conditions, the Company is reviewing various operating strategies designed to decrease production levels to more closely coincide with shipments.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's 50% owned unconsolidated subsidiary, WeBCo, utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates. At September 30, 2000, WeBCo had two outstanding forward contracts to sell foreign currencies. A hypothetical 10% change in the applicable September 30, 2000 spot rates would result in a change in WeBCo's pretax income ranging from approximately $1.6 million to $(0.8) million.

     A primary source of energy used by the Company in its steel manufacturing process is natural gas. For the three months ended September 30, 2000, the average price of natural gas consumed by the Company was $3.00/mcf for a total cost of $13.0 million. The Company expects its natural gas prices will increase to $5.50/mcf during the fourth quarter of 2000 for a total cost of $16.5 million. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's fourth quarter pretax income ranging from approximately $1.7 million to $(1.7) million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27-Financial Data Schedule for the nine months ended September 30, 2000.

     (b) Reports on Form 8-K

         The Company filed Current Reports on Form 8-K on March 16, 2000 and January 6, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                          By         /s/ MARK E. KAPLAN
                                            ------------------------------------
                                                       Mark E. Kaplan
                                             Vice President and Chief Financial
                                                           Officer
                                               (Principal Accounting Officer)

November 14, 2000