Form 10-K
period 2000-12-31
WEIRTON STEEL CORP
filed 2001-04-02
CIK 849979

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Based on the closing price as of March 23, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $39,491,816.35. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates.)

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 23, 2001 was 41,570,333.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Registrant's 2000 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K to the extent provided herein.

(2) Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14 (filed within 120 days after the end of the fiscal year covered hereby) in connection with the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                      ITEM

                                                                        PAGE
                                                                        ----
PART I
     1.   Business....................................................    1
     2.   Properties..................................................   13
     3.   Legal Proceedings...........................................   14
     4.   Submission of Matters to a Vote of Security Holders.........   14

PART II
     5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   14
     6.   Selected Financial Data.....................................   15
     7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition........................   15
     7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
     8.   Financial Statements and Supplementary Data.................   15
     9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   15

PART III
     10.  Directors and Executive Officers of the Registrant..........   15
     11.  Executive Compensation......................................   16
     12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   17
     13.  Certain Relationships and Related Transactions..............   17

PART IV
     14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   18

SIGNATURES............................................................   19

EXHIBIT INDEX.........................................................   20

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

     The percentages of the Company's total revenues derived from the sale of Sheet Products and TMP for each year in the five-year period ended December 31, 2000 are shown in the following table. Total revenues include the sale of "secondary" products, principally those products not meeting prime specifications.

                                                    2000    1999    1998    1997    1996
                                                    ----    ----    ----    ----    ----
Sheet products....................................   61%     59%     60%     62%     59%
Tin mill products.................................   39      41      40      38      41
                                                    ---     ---     ---     ---     ---
                                                    100%    100%    100%    100%    100%
                                                    ===     ===     ===     ===     ===

Sheet Products

     The Company's presence in the overall domestic Sheet Products market is limited. To compete more effectively, the Company has concentrated on developing offerings of more highly processed products and production capability to provide the coil sizes favored by most of its customers. The Company's strategy for development of its sheet business focuses on increasing its mix of cold roll and galvanized products and identifying and serving customers and markets which require narrow, thin gauge products that the Company can competitively supply through its No. 9 Tandem Mill. While the Company's efforts are aimed at increasing the mix of cold rolled and coated products, the relative strength of markets for individual product offerings has a strong influence on the mix of products the Company ships in any given period.

     The following table provides information concerning the Company's shipments of Sheet Products relative to the domestic industry for the periods shown.

                                 SHEET PRODUCTS
                            HISTORICAL MARKET SHARE

                                         2000      1999      1998      1997      1996
                                         ----      ----      ----      ----      ----
                                                    (IN THOUSANDS OF TONS)
Industry shipments (1)................  57,393    55,855    50,957    52,278    50,552
Company shipments (1).................   1,712     1,743     1,771     1,918     1,957
Company market share..................     3.0%      3.1%      3.5%      3.7%      3.9%

---------------

(1) Includes secondary products.

Description of Sheet Product Offerings

     Hot rolled products are sold directly from the hot strip mill as "hot bands," or are further processed using hydrochloric acid to remove surface scale and are sold as "hot rolled pickled" or "hot rolled pickled and oiled." Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Most of the Company's sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 2000, the Company shipped 704 thousand tons of hot rolled sheet, which accounted for 19% of total revenues.

     Cold rolled sheet requires further processing including additional rolling, annealing and tempering to enhance ductility and surface characteristics. Cold roll is used in the construction, steel service center, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In 2000, the Company shipped 393 thousand tons of cold rolled sheet, which accounted for 15% of total revenues.

     Galvanized hot-dipped and electrolytic sheet is coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 2000, the Company shipped 615 thousand tons of galvanized products, which accounted for 27% of total revenues.

Tin Mill Products

     Historically, the Company has emphasized the production and sale of tin mill products, as a result of which it has become one of the largest domestic producers of TMP. The Company has enjoyed substantial market share and a widely held reputation as a high quality producer of TMP. During 2000, the Company's market share of TMP was approximately 20%, which was consistent with its historic market share levels. Although categorized as "tin mill products," these products actually comprise a wide variety of light gauge coated steels, including black plate, tin coated steel and electrolytic chromium coated steel. The TMP market is primarily directed at food and general line cans. While the domestic TMP market offers limited opportunities for expansion, as part of its ongoing strategy, the Company continues to seek new product and market opportunities by capitalizing on developing specialty markets.

     The following table provides information concerning the Company's shipments of TMP relative to the domestic industry for the periods shown.

                               TIN MILL PRODUCTS
                            HISTORICAL MARKET SHARE

                                             2000     1999     1998     1997     1996
                                             ----     ----     ----     ----     ----
                                                      (IN THOUSANDS OF TONS)
TMP industry shipments (1).................  3,742    3,771    3,714    4,058    4,108
Company shipments (1)......................    736      771      804      854      899
Company market share.......................     20%      20%      22%      21%      22%

---------------

(1)  Includes secondary products.

Sales and Distribution Logistics

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

     To supplement its traditional sales force, the Company has, since October 1996, sold products over the Internet. The Company currently sells its prime, excess prime and non-prime products through MetalSite, Inc. ("MetalSite"), its e-commerce joint venture. See "Business Strategy" under Item 1. The Company expects to continue to explore and develop new means and methods of expanding customer access through electronic markets.

Market Demand and Customers

     The demand for rolled carbon steel products in the United States has been strong in recent years, reaching 132 million tons of domestic consumption in 2000, the highest recorded level. Domestic producers and foreign producers exporting to the United States have benefited from these high levels of demand which have been unusual in the history of the steel industry. The outlook for domestic carbon steel consumption for 2001 is not as positive. A variety of factors, including overall strength of the U.S. economy, consumer purchases of automobiles and appliances, new housing development and industrial steel orders affect the domestic demand for steel and, for 2001, most industry analysts expect these factors to decline. During recessionary periods, the industry's high level of production capacity relative to demand levels has resulted in the reduction of selling prices across a broad range of products. In addition, global trade factors, including large volumes of imported steel, have aggravated the effects of recessionary conditions.

     The following table shows the principal types of customers for the Company's products for the years indicated.

                                                    2000    1999    1998    1997    1996
                                                    ----    ----    ----    ----    ----
Service Centers and Sheet and Strip Converters....   50%     48%     44%     43%     44%
Food..............................................   22      23      25      23      24
Pipe and Tube.....................................   11      10      12      14      15
Construction......................................    8       7       9       8       7
Consumer Durables.................................    1       2       2       3       3
Exports...........................................    4       4       3       3       2
Other.............................................    4       6       5       6       5
                                                    ---     ---     ---     ---     ---
                                                    100%    100%    100%    100%    100%
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

     The majority of the Company's TMP sales have been to can manufacturing and packaging companies, a substantial amount of whose annual requirements are established in advance. Domestic TMP markets are characterized by a small number of manufacturers and an increasing concentration of buying power. During 2000, shipments to the Company's five largest TMP customers accounted for 19% of total revenues. The balance of TMP is sold to other can manufacturers, manufacturers of caps and closures and specialty products ranging from film cartridges, lighting fixtures and battery jackets to cookie sheets and curtain rods. Because the annual requirements of the Company's largest TMP customers are established in advance, the TMP market has generally offered a more stable pricing environment than Sheet Products.

RELATED PRODUCTS AND SERVICES

     The Company is currently rolling and finishing various types and grades of stainless steel on its hot mill on a tolling basis for several major stainless steelmakers. Special operating procedures and expertise, generally not possessed by the Company's domestic integrated carbon steel competitors, are required to roll and finish stainless steel. To date, revenues from these activities have not been material to the Company. Nevertheless, the Company actively pursues opportunities to increase its stainless toll rolling business, consistent with its hot mill utilization required for its core business in carbon steels. From time to time, the Company has produced and sold carbon steel slabs and hot metal to other carbon steelmakers. On limited occasions, the Company has also performed downstream processing of products for other carbon steelmakers, as well as having its own products further processed by other steelmakers.

BUSINESS STRATEGY

     The Company's strategic objective is to be a first tier global provider in terms of cost, quality and customer service, of specialty plated, coated and cold rolled products. The Company's business strategy seeks to achieve this objective by: (i) continuing to implement cost and productivity improvements;
(ii) maximizing utilization of its assets; and (iii) developing markets for and capacity to produce higher value added products.

     The domestic steel industry is characterized by overcapacity relative to demand, cyclicality and price volatility, aggravated in recent years by global trade conditions. Domestic steel producers face significant competition, not only amongst themselves, but from foreign producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuations in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. Imported steel, some of which was dumped in violation of United States trade laws, has adversely affected product prices in the United States and tonnages sold by domestic producers.

     In response to these competitive conditions, the Company has refocused its efforts on core steel operations. The Company is actively pursuing continued cost reductions and operating efficiency improvements in its steelmaking, rolling and finishing operations. The Company is currently evaluating its existing joint ventures to determine how they best complement the Company's focus on core operations, and, in comparison to prior years, the Company plans to significantly limit its investments in joint ventures in 2001.

     The Company's strategy continues to be to develop its market presence in value added coated products. The Company believes that it is advantageously positioned to serve the demanding requirements of the TMP market and has maintained a strong position in that market. Shipments of TMP accounted for 39% of the Company's revenues in 2000, and the Company held a 20% share of the domestic TMP market. TMP provides a more stable, less cyclical market than Sheet Products. The Company will continue to pursue means to further strengthen its position in the tin mill product market both domestically and internationally.

     As part of the Company's strategic direction of focusing on coated products, the Company is working to develop a new technology to apply a thin coating of polymer film to tin mill product. The process would enable certain TMP customers to eliminate a lacquering process that is necessary to prepare TMP products for use in food and beverage canning operations. The first phase of this project is to install a pilot line in 2001.

     The Company will also continue to compete in the Sheet Product market. The Company will attempt to further utilize its narrow width, thin gauge capacity by identifying customers and markets where the Company's ability to produce narrow width, thin gauge materials gives it a competitive advantage.

     With increasing globalization of trade in steel, a trend has begun of consolidating foreign producers into larger units which has affected the domestic steel industry and is likely to lead to similar developments in the United States. The Company's business strategy includes maintaining its flexibility and options to participate in those developments on as favorable a basis as possible.

     The Company plans to continue to utilize two of its joint ventures, WeBCo International LLC and MetalSite, Inc. to add value, among other things, by helping the Company identify new customers.

WeBCo

     WeBCo is a joint venture formed in September 1997 by the Company and Balli Group, plc., a United Kingdom based trading company. WeBCo's objective is to penetrate new foreign markets for the export of the Company's products and to expand the Company's domestic offerings with a range of products complementary to those from its own mill. WeBCo has played a key role in finding and developing TMP market opportunities in Germany and the United Kingdom. Focusing its export activities in WeBCo, the Company exported 33 thousand tons of TMP in 2000. While export opportunities are dramatically affected by the relative strength of foreign economies, the Company expects that WeBCo will assist the Company in maximizing future export opportunities.

MetalSite

     MetalSite was a partnership venture formed in November 1998 by the Company, LTV Corporation and Steel Dynamics Inc. During 1999, Bethlehem Steel Corporation, Ryerson Tull, Inc. and Internet Capital Group, Inc. ("ICG") were added as partners. On July 27, 2000, MetalSite General Partner LLC and MetalSite L.P. were merged into MetalSite, Inc. MetalSite provides a secure, web-based market place for buyers and sellers of steel. The Company currently sells prime, excess prime and non-prime products through MetalSite's web site. The Company anticipates that MetalSite will continue to explore electronic commerce opportunities related to the metals industry. Such opportunities may come in the form of: (i) sales of prime, excess prime and secondary steel products via internet auction and on-line listing formats; (ii) sales of other metals including aluminum, copper and zinc in an electronic marketplace; (iii) advertising on the website; and (iv) providing a forum for parties along the steel supply chain to communicate electronically.

     In addition to product sales and its ownership percentage in MetalSite, the Company expects to realize benefits from the efficiency of electronic exchange of information with customers, suppliers, transportation providers and other parties utilizing the site.

     The Company sold a portion of its interest in MetalSite in December 1999 resulting in net cash proceeds to the Company of $170.1 million.

GalvPro

     In the fourth quarter of 2000, the Company and Corus Group plc (Corus) re-evaluated their strategic direction regarding GalvPro LP ("GalvPro"). The Company and Corus engaged a third party consultant to evaluate potential alternatives related to GalvPro, including sale of the Company's and Corus' interests in GalvPro. If a sale cannot be negotiated, the Company and Corus will consider other alternatives, including asset swaps, mergers, other joint ventures and other business combinations involving GalvPro or its assets. Due to continuing adverse market conditions, GalvPro idled its facility in March 2001 while the above strategic alternatives are considered or implemented.

     The Company will continue to explore opportunities to improve its profit margins, balance sheet and productivity as well as capitalize on value added steel product markets. As it has for the past several years, the Company may form further strategic partnerships and alliances which will enable it to capitalize on new and emerging markets for steel products and services.

RAW MATERIALS

     Unlike many of its larger competitors, the Company does not own or participate in the ownership of raw materials, or operate production facilities from which it can draw its raw material requirements. As a result, the Company must buy these materials in the open market.

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

     The Company has a contract with USX Corporation to purchase blast furnace coke for a term which extends through December 31, 2001, subject to extension. Under the contract, the Company must give notice by mid-October of each year of its required coke volumes for the following year and has the option to purchase up to 100% of its coke requirements for each year, subject to a minimum of either 80% of requirements or a fixed tonnage. If the Company does not commit to take the tonnages above minimum requirements for any year, the supplier has the option of determining whether it will supply future tonnages above the minimum, until such time as it actually does so, after which the Company again has the option to take its full requirements. During the period in 2000 that its No. 4 Blast Furnace was idled, the Company and the supplier adjusted the minimum volume requirements under the contract. Coke prices under the contract are based on the prevailing market, subject to a ceiling and floor over the life of the contract and a limit on annual change. The Company cannot predict whether, or upon what terms, the coke supply agreement may be extended or replaced. However, in order to reduce its vulnerability to single source procurement, the Company continues to develop and utilize alternative sources of coke, including from overseas suppliers. The Company, like other steelmakers, has utilized technologies calculated to achieve some reduction in the consumption of coke in blast furnace operations. Nevertheless, if coke making capacity available to the industry were to decline faster than alternative sources could be developed, future coke prices may be subject to significant escalation.

     The Company obtains its limestone, tin, zinc and other raw materials requirements, in most cases, from multiple sources with the issue being price and quality rather than availability of supply.

     The Company utilizes scrap in its steelmaking process. Scrap is available from multiple sources with the issue being price and quality rather than availability of supply.

     The Company operates as a 100% continuously cast producer. However, the Company's requirements for slabs occasionally have exceeded its capacity to produce them, and production outages from iron or steelmaking operations have required the use of slabs from outside sources. Generally, the Company has been able to purchase slabs as and when needed. While its No. 4 Blast Furnace was idle in the fourth quarter of 2000, the Company was able to obtain a sufficient supply of outside slabs to maintain operations at levels required by its order book.

     The primary sources of energy used by the Company in its steel manufacturing process are natural gas and electricity. Due to current market conditions, the Company's natural gas prices have increased 89% to $5.82/mcf for the three months ended December 31, 2000, from $3.08/mcf for the three months ended December 31, 1999. The Company has been able to reduce its natural gas consumption through the use of alternative operating configurations and fuels. However, the Company expects natural gas prices to remain at the new, higher levels throughout 2001. During 2001, the Company plans to purchase its natural gas requirements in the spot market. The Company currently has no long-term commitments to purchase natural gas. There were no adverse changes in the Company's supply of electricity.

     The Company also has a contract, expiring in 2011, for the supply of oxygen and nitrogen requirements to its steelmaking facilities. This agreement significantly reduced the Company's oxygen and nitrogen supply costs compared to prior arrangements.

     The Company has the capacity to generate in its own facilities a significant amount of electricity and steam for its processing operations from a mixture of blast furnace gas and natural gas. The Company has in effect through 2001 a power generation deferral agreement with its outside electric utility, which permits the Company to purchase outside power at greatly reduced rates in exchange for limiting its internal power generation. The Company expects to pursue alternative electric power supply sources when free market practices for electricity are implemented in its home state of West Virginia. This could happen as early as 2001.

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

     A substantial increase in the Company's raw materials costs or a shortage in the availability of its sources could have an adverse effect on the Company. Where feasible, the Company seeks to protect itself against rapid price rises in commodities and energy by means of forward buying activities. The Company seeks to avail itself of the benefits of price decreases by continuing to participate in spot market purchases. To the extent deemed appropriate, the Company also protects the availability of supplies, such as for natural gas, by means of non-interruptible contracts.

     Management believes that the Company's long term raw materials contracts are at generally competitive terms.

COMPARATIVE PRODUCTION AND SHIPMENTS

     The rebound in domestic steel industry production and shipments which had occurred over the five year period from 1993 through 1997 was halted in the second half of 1998 due to record levels of imports. Capacity utilization, which had peaked at 93% in 1995, dropped to 86% in 1998, 84% in 1999 and 86% in 2000 as most domestic steelmakers, including the Company, curtailed production in response to the oversupply condition brought on by the import glut. In addition to curtailed production, capacity utilization was affected by new steel production and finishing facilities entering the market place.

     In 2000, the Company produced 2.5 million tons of raw steel and shipped 2.4 million tons of finished and semi-finished steel products. The following table sets forth annual production capability, utilization rates and shipment information for the Company and the domestic steel industry (as reported by the AISI) for each year in the five year period ended December 31, 2000.

                            PRODUCTION AND SHIPMENTS
                            HISTORICAL MARKET SHARE

                                             2000     1999     1998     1997     1996
                                             -----    -----    -----    -----    -----
Company
  Raw steel production.....................    2.5      1.8      2.8      2.9      2.8
  Capability...............................    3.0      3.0      3.0      3.0      3.0
  Utilization..............................     84%      63%(1)    93%     97%      95%
  Shipments................................    2.4      2.5      2.6      2.8      2.9
  Shipments as a percentage of industry
     total.................................    2.2%     2.4%     2.5%     2.6%     2.9%

Industry
  Raw steel production.....................  111.9    107.4    107.6    105.4    102.2
  Capability...............................  130.3    128.2    125.3    119.0    116.1
  Utilization..............................     86%      84%      86%      89%      90%
  Shipments................................  109.6    106.2    102.4    105.9    100.9

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

     Domestic producers face increasing competition from foreign steelmakers over a wide range of products. As a percentage of domestic supply, steel imports excluding semi-finished products (primarily slabs) have surged to historical highs, amounting to approximately 22%, 21% and 26% in 2000, 1999 and 1998, respectively. Imports of hot rolled and cold rolled products increased 44% in 1998 compared to 1997, but declined significantly in 1999 as a result of fair trade enforcement actions discussed below. Imports of hot rolled and cold rolled products increased 5% from 1999 to 2000. Imports of TMP have risen substantially in the past three years, amounting to approximately 18%, 20% and 16% of domestic consumption in 2000, 1999 and 1998, respectively. Competition in the industry is influenced increasingly by global trade patterns and currency fluctuations. For example, a strong U.S. Dollar, weak demand in Asian markets and financial crises in Russia have created intense competitive pressure from steel imports over the past several years. Moreover, some foreign producers, as a result of mergers and other consolidations in their regions, have achieved greater resources for global scale competition extending into the domestic market.

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

     On September 30, 1998, the Company, 11 of its competitors and two labor organizations filed trade cases involving dumping and subsidization against imported hot rolled steel from Brazil, Japan, and Russia. The cases were filed with the U. S. International Trade Commission (the "ITC") and the U.S. Department of Commerce. Anti-dumping cases were filed against the three countries, while a subsidy complaint was also filed against Brazil. In November 1998, the ITC issued a preliminary ruling that the high volumes of low-priced imported steel had damaged the domestic steel industry. In February 1999, the Commerce Department issued a preliminary ruling in favor of the U. S. producers on the hot rolled cases against Brazil and Japan. The Commerce Department imposed anti-dumping duties against the steel producers of both nations, as well as countervailing duties against the Brazilian producers. (Countervailing duties are meant to counter the effect of government subsidization.) The anti-dumping margins ranged from 25% to 67% against Japanese producers and were to range from 50% to 71% against Brazilian producers. However, in June 1999, the Commerce Department reached an agreement limiting the import volume of Brazilian hot rolled products for five years, thereby superseding the duties. Also in June, the ITC confirmed the injury resulting from the Japanese hot rolled imports thereby permitting the dumping duties against them to remain in effect for five years. A preliminary finding also was made against Russian producers, but was replaced in July 1999 by a five year quota agreement on a variety of products, including hot rolled coil, cold rolled and galvanized sheet and slabs. Among other things, the agreement provides for significant reductions in the permitted import tonnages of these products, except for slabs, whose tonnages are allowed to increase significantly, and a price floor on hot rolled coil.

     In June 1999, the Company and seven other domestic producers filed trade cases against allegedly illegal imports of cold rolled steel from 12 countries (Argentina, Brazil, China, Indonesia, Japan, Russia, Slovakia,

South Africa, Taiwan, Thailand, Turkey and Venezuela). In November 1999, the Commerce Department assessed preliminary duties ranging from 17 % to 178% on cold rolled products from seven of the named countries and in December 1999 assessed preliminary duties ranging from 5% to 49% on cold rolled products from the remaining five named countries. In January 2000, final antidumping determinations ranging from 17% to 81 % and countervailing duties ranging from 7% to 11% were announced by the Commerce Department on cold rolled products from six of the 12 countries. However, beginning on March 3, 2000, the ITC found that the domestic industry was not injured by the imports. This negative determination of injury led to a resumption of dumped cold rolled imports in late 2000 and a resulting decline in domestic volumes and prices.

     In October 1999, the Company and two labor organizations also filed anti-dumping actions against TMP imports from Japan. In December 1999, the ITC ruled that domestic TMP producers had been injured by Japanese imports. On August 8, 2000, the ITC set final antidumping duties of 95% on Japanese imports of TMP to be applied for a five-year period. The Japanese have appealed this decision to the Court of International Trade, but the Company believes that it is more likely than not that the ITC injury decision will be upheld and the antidumping order will remain in effect. The Company has experienced both beneficial price and volume effects in 2001 contracts with can companies as a result of the imposition of dumping duties against imports from Japan.

     On November 13, 2000, the Company joined four mini-mills, four integrated producers and two steel unions in filing a hot rolled trade case against 10 countries: China, India, Indonesia, Argentina, South Africa, Thailand, Kazakhstan, Romania, Taiwan and the Ukraine. Countervailing duty cases alleging government subsidies were also filed against India, Indonesia, Argentina, South Africa and Thailand. On December 28, 2000, the ITC ruled the domestic steel industry had been injured by imports from the 10 countries in both the dumping and subsidy cases. The Commerce Department is expected to announce preliminary duties on the subsidy cases in April 2001. On April 23, 2001, the Commerce Department is expected to announce preliminary duties in the dumping cases. The Commerce Department will recommend permanent duties in the dumping and subsidy cases on June 9, 2001, though these deadlines may be extended by up to 60 days. The ITC is expected to make a final decision in this matter by the end of the third quarter in 2001.

     The Company believes that success in the trade cases thus far on hot rolled sheet have helped to reduce import volumes, stabilize prices and increase the relative competitive strengths of domestic producers. However, successes against one group of foreign producers in certain product lines sometimes has been followed by increased imports from such producers in other lines, or from producers in other countries in the same lines. Efforts to rationalize these shifting factors and reduce the need to file cases through legislative efforts, such as quota bills, generally have not been successful. Accordingly, so long as the relative strength of the U.S. currency and economy and the relative weakness of many foreign currencies and economies make it attractive to export to the U.S. market, continued strong competitive pressures from foreign steelmakers can be anticipated. The Company will continue to seek vigorous enforcement of U.S. trade laws and regulations in appropriate cases to assure that foreign competition takes place on a fair basis.

     Integrated steelmakers also face strong competition from mini-mills. Mini-mills are efficient, low-cost producers that generally produce steel by melting scrap in electric arc furnaces, utilize new technologies, have lower employment costs and target regional markets. Mini-mills historically produced lower profit margin products, such as bars, rods, wire and other commodity-type steel products not produced by the Company. Thin cast technology has allowed mini-mills to enter sheet markets supplied by integrated producers, and they are now competing in the hot rolled, cold rolled and galvanized marketplace. In other instances, mini-mills seeking to capture segments of the flat rolled market have located facilities where they are geographically advantaged compared to their integrated competition. Mini-mills generally continue to have a cost advantage over integrated steel producers, particularly for labor, and when scrap prices are low. Most of the new capacity in the domestic industry has resulted from growth in mini-mill operations, some of which rival the capacity and product range of the larger integrated mills

     The Company's primary competitors in Sheet Products consist of most domestic and international integrated steel producers and mini-mills. The Company's primary domestic TMP competitors in recent years have been USX Corporation, LTV Corporation, Bethlehem Steel Corporation, National Steel Corporation, Wheeling Pitt -- Ohio Coatings and USS-POSCO Industries. However, imports have increasingly penetrated the market. During

2000, a number of the Company's competitors, including two principal ones, LTV Corporation and Wheeling -- Pittsburgh Steel Corporation, sought protection in bankruptcy. These events serve to illustrate the fragile financial condition of the domestic steel industry which has been worsened by intense competitive factors.

     The Company experiences strong competition in all its principal markets with respect to price, service and quality. The Company believes that it competes effectively in all these categories by focusing its marketing efforts on creating strong customer relationships through high quality products at competitive prices.

RESEARCH AND DEVELOPMENT

     The Company engages in research and development for the improvement of existing products and processes and the development of new products and product applications. During 2000, 1999 and 1998, the Company spent approximately $2.7 million, $2.0 million and $5.9 million, respectively, for research and development activities.

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

     Capital expenditures for environmental control facilities were approximately $1.7 million in 2000 (including capital projects required by the 1996 Consent Decree, as discussed below), $0.7 million in 1999 and $11.5 million in 1998. For 2001, the Company has budgeted approximately $2.8 million in capital expenditures for environmental control facilities. Given the nature of the steelmaking industry, it can be expected that additional capital expenditures will be required from time to time to permit the Company to remain in compliance with current and future environmental regulations. Since the effects of future requirements are not determinable at present, it is not possible to predict the ultimate future cost of compliance. The Company, like its competitors, does not expect to be able to pass on to customers cost increases specifically resulting from compliance with environmental regulations.

     In the past, the Company has resolved environmental compliance issues through negotiated consent orders and decrees with environmental authorities, pursuant to which the Company has paid civil penalties. The Company believes that it is in substantial compliance with its environmental control consent orders and decrees.

1996 CONSENT DECREE

     Under a 1996 consent decree the Company entered into with the Environmental Protection Agency (the "EPA") and the West Virginia Division of Environmental Protection (the "DEP"), the Company paid a civil penalty and was required to undertake certain capital projects to assure compliance with water, air and waste-related regulations in accordance with detailed construction schedules. The consent decree also provided for stipulated penalties for non-compliance with certain of the decree's provisions.

     Construction of most of the projects has been substantially completed, resulting in Company expenditures of approximately $16.1 million through 2000. The Company does not anticipate that any additional capital expenditures will be needed to meet the remaining requirements under the Consent Decree. In addition, the Company does not believe that increased costs associated with meeting the remaining requirements of the Consent Decree will be material to its results of operations.

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

     Based on these studies, the Company has received a variance from certain limitations with respect to Harmon Creek. The Company has requested a renewal of the variance until June 2004. The renewal is currently before the West Virginia Legislature. The denial of the variance would require the Company to upgrade the pertinent treatment systems. It is not possible at this time to accurately predict the costs that may be necessary to achieve compliance with the final limitations, in part because DEP has not made final determinations regarding the limitations.

     In December 2000, the EPA published proposed effluent limitation guidelines for iron and steelmaking operations and finishing operations that set forth technology requirements and wastewater discharge limitations for the Company's operations. Compliance with the initial, proposed guidelines would require significant capital expenditures by the Company. The proposed guidelines are currently undergoing an extensive comment period and have a final action deadline of April 2002.

CORRECTIVE ACTION ORDER

     A Resource Conservation and Recovery Act ("RCRA") corrective action order related to the consent decree and covering the Company's plant was issued by the EPA in 1996. The order requires the Company to conduct investigative activities and interim corrective measures to determine the nature and extent of hazardous substances which may be located on the Company's property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the Company's property have been prioritized, work plans for the first two areas have been developed and investigations have been implemented in compliance with the order. Generally, these activities remain at an early stage. Moreover, their future course and timing will depend to a significant extent on the investigation results. As a result, the Company does not know the nature or extent of hazardous substances located on its property and it is not possible at present to estimate the ultimate cost to comply with the order or to conduct any required remedial activity. At December 31, 2000, the Company had accrued a total of approximately $9.0 million related to cleanup costs for environmental liabilities, including costs associated with the corrective action order. The Company believes that it may be entitled to indemnification, as described below, for at least a portion of the costs incurred by the Company to comply with the corrective action order.

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

7&7 INC. SITE

     During demolition and cleanup activities of the former Mainland Coke Plant, the Company arranged for certain hazardous substances to be taken to the 7&7 Inc. ("7&7") facility in Wooster, Ohio for recycling. In 1998, 7&7 liquidated, leaving un-recycled hazardous wastes at its facility. In May 1999, 20 corporate entities, including the Company (collectively, the "7&7 PRPs"), received a General Notice of Potential Liability from the EPA, advising the recipients that the site would be investigated and remediated by the EPA pursuant to CERCLA and the recipients would be held liable for such response costs. The 7&7 PRPs and the government subsequently executed an administrative order with respect to cleanup and removal activities at the site. Such cleanup and removal activities have been substantially completed and the parties are awaiting final cleanup approval by the EPA. The Company does not expect to incur any additional significant expenses with respect to this action.

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

EMPLOYEES

     At December 31, 2000, the Company had 4,246 active employees, of whom 3,261 were engaged in the manufacture of steel products, 499 in support services, 99 in sales and marketing activities and 387 in management and administration.

     Since 1992, the Company has implemented a number of strategic programs designed to reduce its workforce primarily through retirement programs and attrition. During the period from 1992 to 2000, the Company achieved a 39% reduction in its total workforce. The Company established and implemented the 2001 Workforce

Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company is operating with approximately 630 non-represented employees and approximately 3,500 represented employees.

     At December 31, 2000, approximately 3,533 Company employees in bargaining units covering production and maintenance workers, clerical workers and nurses were represented by the Independent Steelworkers Union (the "ISU"). The Company is a party to collective bargaining agreements with the ISU for those units and with the Independent Guard Union for security personnel. The ISU agreement was scheduled to expire in March 2001, but the Company and the ISU agreed to extend the agreement until June 8, 2001. The Company is currently conducting negotiations with the ISU in an effort to reach new collective bargaining agreements.

     The Company believes that the terms of its collective bargaining agreements are generally comparable to those between other major steel producers and their unions. However, the Company's agreements provide for the continuation of a Company-wide profit sharing plan pursuant to which up to 35% of adjusted net earnings may be paid to employees and substantially eliminate many restrictive work rules pertaining to the assignment and scheduling of employees.

     From January 1984 until June 1989, the Company was owned in its entirety by its employees through the Company's 1984 Employee Stock Ownership Plan (the "1984 ESOP"), in which substantially all employees were participants. In June 1989, the 1984 ESOP completed a public offering of common stock, resulting in that security being listed and traded on the New York Stock Exchange.

     Substantially all the Company's employees participate in its two ESOPs which owned approximately 24% of the outstanding common and substantially all of the outstanding preferred shares of the Company at December 31, 2000. These securities represented approximately 42% of the voting power of the Company's voting stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     As of March 23, 2001, there were 41,570,333 shares of common stock, $.01 par value ("Common Stock"), outstanding held by 3,496 stockholders of record. The principal market for the Common Stock is the New York Stock Exchange, on which that security has been listed since June 1989.

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

     Under restrictive covenants relating to the Company's indebtedness, the Company's ability to pay dividends on its stock is limited to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from subsequent issuances of certain capital stock, less certain allowable payments. As of December 31, 2000, pursuant to these covenants, the Company could pay dividends on its Common Stock of up to $42.8 million.

     As of March 23, 2001, 8,085,868 shares of Common Stock, or 20% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank -- North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 5,185 participants who were active or former employees of the Company. In addition, as of March 23, 2001 there were 1,529,876 shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred Stock"), outstanding. As of that date, United National Bank -- North, as Trustee of the Company's second Employee Stock Ownership Plan (the "1989 ESOP"), was the record owner of 1,474,669 shares of the Series A Preferred Stock, or over 96% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 6,086 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a liquidation preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 votes in all matters presented to the stockholders for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under
Item 1.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                                              2001(1)         2000           1999
                                            -----------    -----------    -----------
                                            HIGH    LOW    HIGH    LOW    HIGH    LOW
                                            ----    ---    ----    ---    ----    ---
QUARTER
First...................................    1.34    0.85   10 13/16 6 1/16 2 1/8  1 7/16
Second..................................                   8 1/8   3 1/4  2 7/8   1 7/16
Third...................................                   3 3/4   2 7/16 2 7/8   1 7/8
Fourth..................................                    2 11/1 1 1/10 7 3/16  2 1/16

---------------

(1)  First Quarter 2001 through March 23, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference to the caption "Selected Financial and Statistical Data" of the Company's 2000 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to the "Management's Discussion and Analysis" caption of Company's 2000 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" caption within "Management's Discussion and Analysis" in the Company's 2000 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 2000 Annual Report to Stockholders is not deemed filed as part of this Report for purposes of this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are incorporated herein by reference to the Company's 2000 Annual Report to Stockholders and are listed in Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" hereof. With the exception of the information specifically incorporated by reference, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 23, 2001 were as follows:

                                            AGE AT
                 NAME                   MARCH 23, 2001                        OFFICE
                 ----                   --------------                        ------
John H. Walker........................        43         President and Chief Executive Officer

David L. Robertson....................        57         Executive Vice President -- Human Resources and
                                                         Corporate Law

Mark E. Kaplan........................        39         Vice President and Chief Financial Officer

Thomas W. Evans.......................        64         Vice President -- Materials Management

William R. Kiefer.....................        51         Vice President -- Law and Secretary

Frank G. Tluchowski...................        50         Vice President -- Engineering and Technology

Edward L. Scram.......................        43         Vice President -- Operations

Michael J. Scott......................        38         Vice President -- Sales and Marketing

     John H. Walker was named Chief Executive Officer effective January 25, 2001. He has been President and Chief Operating Officer since March 21, 2000. Mr. Walker was employed by Kaiser Aluminum Corporation as Corporate Vice President and President -- Flat Rolled Products from July 1997 to March 2000 and as Vice President -- Operations from September 1996 to July 1997. Prior to that, Mr. Walker was employed by the Company as Vice President -- Operations from August 1995 to September 1996. He was General Manager -- Operations from 1994 to 1995 and Director -- Operations Planning from 1990 to 1994. Mr. Walker was elected as a director on March 29, 2000.

     David L. Robertson has served as the Executive Vice President -- Human Resources and Corporate Law since March 1996. Prior to that, Mr. Robertson was a senior partner in the law firm of Volk, Robertson & Hellerstedt.

     Mark E. Kaplan was appointed Vice President and Chief Financial Officer in July 2000. He had been Vice President -- Information Technology since March 1999 and Controller since September 1995.

     Thomas W. Evans has been Vice President -- Materials Management since February 1988.

     William R. Kiefer has been Vice President -- Law and Secretary since May 1990.

     Frank G. Tluchowski was appointed to the position of Vice President -- Engineering and Technology in February 1998. Prior to that appointment, Mr. Tluchowski served as General Manager -- Engineering since September 1996. He was also area manager of the tin mill from November 1990 to September 1996.

     Edward L. Scram was named Vice President -- Operations in April 2000. Prior to that appointment, Mr. Scram served as General Manager of Operations since 1996. He was also Manager of Management Work Practices and a Manager at both the ironmaking and steelmaking units of the Company.

     Michael J. Scott was named Vice President -- Sales and Marketing in March 2000. Mr. Scott was employed by National Steel Corporation from 1997 through 1999 as General Manager -- Construction Sales Group. Prior to that he was employed by Cresco Steel Service Center as General Manager from 1995 to 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item with respect to Directors and Officers of the Company is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this Item.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of financial statements required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

      FINANCIAL STATEMENTS                                          PAGE
      --------------------                                          ----

      Report of Independent Public Accountants....................   (*)

      Consolidated Statements of Income for the years ended
        December 31, 2000, 1999 and 1998..........................   (*)

      Consolidated Balance Sheets as of December 31, 2000 and
        1999......................................................   (*)

      Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998..........................   (*)

      Notes to Consolidated Financial Statements..................   (*)

      Supplementary Financial Information.........................   (*)
      ---------
        * Incorporated in this Report by reference from the
          Company's 2000 Annual Report to Stockholders referred to
          in Exhibit 13.1 below.

     2. The list of financial statement schedules required to be filed by Item
        8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

        Report of Independent Public Accountants on Financial
          Statement Schedules.......................................  S-1

        Schedules:
             I Condensed Financial Information of Registrant........  S-2
             II Valuation and Qualifying Accounts...................  S-5

     3. Exhibits.

     The response to this item is incorporated by reference to the "Exhibit Index" hereof.

(b) Reports on Form 8-K -- None.

(c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d) The financial statement schedules listed under Item 14(a)(2) are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2001.

                                            WEIRTON STEEL CORPORATION
                                            By: /s/ JOHN H. WALKER
                                              ----------------------------------
                                                        John H. Walker
                                                President and Chief Executive
                                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 29th day of March 2001.

/s/ JOHN H. WALKER
------------------------------------------------------
John H. Walker
Director, President and Chief Executive Officer
(principal executive officer)

/s/ MARK E. KAPLAN
------------------------------------------------------
Mark E. Kaplan
Vice President and Chief Financial Officer
(principal accounting and financial officer)

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

Exhibit 10.3       Note and Warrant Purchase Agreement among MetalSite, Inc.
                   and the Company dated as of October 10, 2000 (filed herewith).

Exhibit 10.4 Securities Purchase Agreement evidencing the sale of a portion of the Company's interest in MetalSite L.P.
                   (incorporated by reference to Exhibit 2.1 to the Current
                   Report on Form 8-K of Internet Capital Group, Inc., filed on
                   January 11, 2000, Commission File No. 000-26929).

Exhibit 10.5 Loan and Security Agreement dated as of November 17, 1999 among various financial institutions, Bank of America and the Company (filed herewith).

Exhibit 10.6       First Amendment dated as of February 29, 2000 to Loan and
                   Security Agreement (filed herewith).

Exhibit 10.7 Amended and Restated Receivables Participation Agreement among Weirton Steel Corporation, various financial institutions and PNC Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No.
                   1-10244).

Exhibit 10.8       Waiver and Amendment No. 2 dated as of August 23, 2000 to
                   Amended and Restated Receivables Participation Agreement
                   (filed herewith).

Exhibit 10.9       Amendment No. 3 dated as of March 2, 2001 to Amended and
                   Restated Receivables Participation Agreement (filed herewith).

Exhibit 10.10      Waiver dated as of November 21, 2000 to Amended and Restated
                   Receivables Participation Agreement (filed herewith).

Exhibit 10.11      Ball Receivables Participation Agreement dated as of August
                   6, 1999 among the Company, various financial institutions and PNC Bank (filed herewith).

Exhibit 10.12      1984 Employee Stock Ownership Plan, as amended and restated
                   (incorporated by reference to Exhibit 10.3 to the Company's
                   Annual Report on Form 10-K For the fiscal year ended
                   December 31, 1989, Commission File No. 1-10244).

Exhibit 10.13 1989 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year Ended December 31, 1989,
                   Commission File No. 1-10244).

Exhibit 10.14      Amendments to the 1984 and 1989 Employee Stock Ownership
                   Plans, effective May 26, 1994 (incorporated by reference to
                   Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit 10.15      Weirton Steel Corporation 1987 Stock Option Plan
                   (incorporated by reference to Exhibit 10.5 to the Company's
                   Registration Statement on Form S-1 filed May 3, 1989,
                   Commission File No. 33-28515).

Exhibit 10.16 Weirton Steel Corporation 1998 Stock Option Plan, as amended and restated (filed herewith).

Exhibit 10.17 Deferred Compensation Plan for Directors, as amended and restated through December 1, 2000 (filed herewith).

Exhibit 10.18 Weirton Steel Corporation Executive Healthcare Program effective date July 1, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File
                   No. 1-10244.)

Exhibit 10.19      Weirton Steel Corporation Supplemental Senior Executive
                   Retirement Plan (Incorporated by reference to the Exhibit
                   10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No.
                   1-10244).

Exhibit 10.20      Weirton Steel Corporation Supplemental Executive Retirement
                   Plan (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report On Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-10244).

Exhibit 10.21 Employment Agreement between John H. Walker and the Company dated March 13, 2000 (incorporated by reference to Exhibit
                   10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 1-10244).

Exhibit 10.22      Employment Agreement between David L. Robertson and the
                   Company dated February 2000 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No.
                   1-10244).

Exhibit 10.23 Employment Agreement between Mark E. Kaplan and the Company dated February 10, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No.
                   1-10244).

Exhibit 10.24 Employment Agreement between Thomas W. Evans and the Company dated September 25, 2000 (filed herewith).

Exhibit 10.25      Employment Agreement between William R. Kiefer and the
                   Company dated February 14, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 2000, Commission File
                   No. 1-10244).

Exhibit 10.26      Employment Agreement between Frank G. Tluchowski and the
                   Company dated March 23, 2000 (incorporated by reference to
                   Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No.
                   1-10244).

Exhibit 10.27 Employment Agreement between Edward L. Scram and the Company dated April 1, 2000 (incorporated by reference to Exhibit
                   10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 1-10244).

Exhibit 10.28      Employment Agreement between Michael J. Scott and the
                   Company dated April 1, 2000 (incorporated by reference to
                   Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No.
                   1-102440).

Exhibit 10.29 Form of Stand Still Agreement for certain optionees to refrain from exercising options in exchange for monetary compensation (filed herewith).

Exhibit 13.1       2000 Annual Report to Stockholders of Weirton Steel
                   Corporation (filed Herewith). Except for those portions of the Annual Report specifically Incorporated by reference, such report is furnished for the information Of the Securities and Exchange Commission and is not to be deemed filed As part of this Annual Report on Form 10-K.

Exhibit 22.1       Subsidiaries of the Company (filed herewith).

Exhibit 23.1 Consent of Arthur Andersen LLP, independent public accountants (filed herewith).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Weirton Steel Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Weirton Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 8, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in Item 14(a)2 of the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
March 8, 2001

                           WEIRTON STEEL CORPORATION
                 CONDENSED PARENT COMPANY STATEMENTS OF INCOME

                                   SCHEDULE 1
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                            ----          ----          ----
NET SALES............................................    $1,117,829    $1,129,526    $1,296,670

OPERATING COSTS:
  Cost of sales......................................     1,051,428     1,073,393     1,158,324
  Discount on sale of finance receivables to
     subsidiary......................................        10,150        10,764        18,014
  Selling, general and administrative expenses.......        33,860        39,523        34,186
  Depreciation.......................................        63,968        59,086        60,677
  Restructuring charge...............................            --            --         2,871
  Asset impairment...................................            --        22,522            --
  Profit sharing provision...........................            --        15,473            --
                                                         ----------    ----------    ----------
     Total operating costs...........................     1,159,406     1,220,761     1,274,072
                                                         ----------    ----------    ----------

INCOME (LOSS) FROM OPERATIONS........................       (41,577)      (91,235)       22,598
  Gain on sale of investment, net....................            --       170,117            --
  Equity income (loss) from subsidiaries.............       (27,847)       (2,506)        5,038
  Interest expense...................................       (33,922)      (42,483)      (43,687)
  Other income, net..................................         6,000         3,257         5,929
  ESOP contribution..................................            --        (1,305)       (2,610)
                                                         ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES....................       (97,346)       35,845       (12,732)
  Income tax provision (benefit).....................       (12,230)        4,898        (6,605)
                                                         ----------    ----------    ----------

NET INCOME (LOSS)....................................    $  (85,116)   $   30,947    $   (6,127)
                                                         ==========    ==========    ==========

PER SHARE DATA:
  Weighted average number of common shares (in
     thousands):
  Basic..............................................        41,401        41,600        41,924
     Diluted.........................................        41,401        43,299        41,924
NET INCOME (LOSS) PER SHARE:
  Basic..............................................    $    (2.06)   $     0.74    $    (0.15)
  Diluted............................................    $    (2.06)   $     0.71    $    (0.15)

                           WEIRTON STEEL CORPORATION
                    CONDENSED PARENT COMPANY BALANCE SHEETS

                                   SCHEDULE I
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000          1999
                                                                ----          ----
ASSETS:
Current assets:
  Cash and equivalents......................................  $  25,940    $  182,422
  Receivables...............................................        228           389
  Inventories...............................................    202,377       186,710
  Deferred income taxes.....................................     39,654        42,517
  Other current assets......................................     11,264         3,136
                                                              ---------    ----------
Total current assets........................................    279,463       415,174
Property, plant and equipment, net..........................    487,664       514,464
Investment in and advances to subsidiaries..................     92,366       128,735
Deferred income taxes.......................................    123,015       118,094
Other assets and deferred charges...........................      8,769        10,744
                                                              ---------    ----------
     TOTAL ASSETS...........................................  $ 991,277    $1,187,211
                                                              =========    ==========

LIABILITIES:
Current liabilities:
  Payables..................................................  $  86,615    $  142,930
  Employment costs..........................................     68,751        81,689
  Other current liabilities.................................     21,714        31,005
                                                              ---------    ----------
     Total current liabilities..............................    177,080       255,624
Long term debt obligations..................................    299,253       304,768
Long term pension obligations...............................     79,994        91,295
Postretirement benefits other than pensions.................    319,320       327,664
Other long term liabilities.................................     31,619        30,886
                                                              ---------    ----------
     TOTAL LIABILITIES......................................    907,266     1,010,237
REDEEMABLE STOCK............................................     21,111        22,973

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares Authorized;
  43,788,832 and 43,499,363 shares issued...................        438           435
Additional paid-in capital..................................    460,521       458,249
Retained earnings (deficit).................................   (383,310)     (298,194)
Other stockholders' equity..................................    (14,749)       (6,489)
                                                              ---------    ----------
     TOTAL STOCKHOLDERS' EQUITY.............................     62,900       154,001
                                                              ---------    ----------
  TOTAL LIABILITIES, REDEEMABLE STOCK AND
     STOCKHOLDERS' EQUITY...................................  $ 991,277    $1,187,211
                                                              =========    ==========

                           WEIRTON STEEL CORPORATION
               CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

                                   SCHEDULE I
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                              ----         ----        ----
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..........  $(112,284)   $ 69,659    $ 18,188
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of investment, net...................         --     170,117          --
  Investment in subsidiaries..............................      8,268      (3,769)     24,531
  Capital spending........................................    (37,770)    (21,614)    (48,691)
                                                            ---------    --------    --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES..........    (29,502)    144,734     (24,160)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
  Repayment of debt obligations...........................     (5,831)    (84,233)    (42,831)
  Purchase of treasury stock..............................    (15,990)         --      (6,283)
  Reissuance of treasury stock............................      7,205          --          --
  Issuance of common stock................................         72          --          --
  Common shares issuable..................................       (152)       (101)        532
  Deferred financing costs................................         --        (700)         --
                                                            ---------    --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES..........    (14,696)    (85,034)    (48,582)
NET CHANGE IN CASH AND EQUIVALENTS........................   (156,482)    129,359     (54,554)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...............    182,422      53,063     107,617
                                                            ---------    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.....................  $  25,940    $182,422    $ 53,063
                                                            =========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest..............  $  34,630    $ 46,147    $ 45,953
  Income taxes paid (refunded), net.......................      5,127      (3,191)      7,803
  Dividends from Weirton Receivables, Inc.................      1,838         921       2,971

                    WEIRTON STEEL CORPORATION AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT    CHARGES TO                BALANCE AT
                                                   BEGINNING OF    COST AND                   END OF
               DESCRIPTION                  YEAR      PERIOD       EXPENSE     DEDUCTIONS     PERIOD
               -----------                  ----   ------------   ----------   ----------   ----------
Allowance for doubtful accounts,            2000     $ 9,302       $39,349      $40,843      $ 7,808
  discounts, claims and allowances........  1999       8,574        30,747       30,019        9,302
                                            1998       9,853        32,001       33,280        8,574

Valuation allowance for deferred tax        2000     $39,712       $26,636      $ 4.537      $61,811
  assets..................................
                                            1999      46,868        14,218       21,374       39,712
                                            1998      45,547         1,321           --       46,868