Form 10-K405/A
period 2000-12-31
WEIRTON STEEL CORP
filed 2001-04-30
CIK 849979

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Commission File Number 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact Name of Registrant as specified in its charter)

             DELAWARE                                 06-1075442
    (State or other jurisdiction          (IRS employer identification Number)
  of incorporation or organization)

   400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA          26062
      (Address of principal executive offices)            (Zip code)

              Registrant's Telephone Number, including area code:
                                  304-797-2000

Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS          NAME OF EXCHANGE ON WHICH REGISTERED
   Common Stock, par        New York Stock Exchange value $.01 per share

11-3/8% Notes due 2004             New York Stock Exchange
10-3/4% Notes due 2005             New York Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:
None.

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price as of April 25, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $34,087,673. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates.)

The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 25, 2001 was 41,570,333.

                           WEIRTON STEEL CORPORATION
             AMENDED FORM 10-K FOR the YEAR ENDED December 31, 2000

     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000 as follows:

PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The paragraph under the caption 'Directors of the Company' is amended in its entirety to read as follows:

     The following table sets forth the name, age (as of April 15, 2001), period of service and principal occupation for at least the last five years of each director of the Company.


NAME               PRINCIPAL OCCUPATION      DIRECTOR SINCE

CLASS I DIRECTORS: TO CONTINUE IN OFFICE UNTIL 2003

Michael Bozic                                     1994
Age 60 (3)

Private Investor and retired retail executive-former CEO Sears Merchandise Group, Hills Department Stores, Levitz Furniture Corporation. 1998-2000 Vice Chairman, Kmart Corporation; Director of Morgan Stanley, Dean Witter Advisors,Inc. and The Boys and Girls Clubs of America Midwest Region.

Richard R. Burt                                   1996
Age 54 (3)

Chairman of the Board of the Company since April 1996; Chairman of IEP Advisors, Inc., a strategic and financial advisory services firm,since June 1993; from April 1991 to June 1993, Partner, McKinsey & Company, management consultants; United States Ambassador to the Federal Republic of Germany from 1985 to 1989. Director, Archer Daniels Midland Company,Hollinger International Inc., Homestake Mining Company, and HCL Technologies, Ltd.

Thomas R. Sturges                                 1986
Age 56 (3)

Executive Vice President and Chief Financial Officer of Hawkeye Communication, Inc., a marketing services firm, since February 2000. Prior thereto, Executive Vice President of The Harding Group, Inc., a private equity investment firm, February 1990- January 2000.

CLASS II DIRECTORS: TO CONTINUE IN OFFICE UNTIL THE 2001 ANNUAL MEETING

Terry P. Cole--Nominee for ESOP Director at the 2001 Annual Meeting
Age 57 (4)

Sr. Vice President of Foster & Gallagher, Inc. since 1996; former executive of Potomac Electric Power, Guest Services Inc., W.R. Grace and the Crider Companies; former Professor at Georgia Southern University, and Ogeechee Technical Institute; Director, the Children's Home Association of Illinois.

Ralph E. Reins                                    1998
Age 60 (3)

Chairman and Chief Executive Officer of Qualitor, Inc. since May 1999. Chairman and Chief Executive Officer of Reins
Enterprises since January 1998; President and Chief Executive Officer of AP Parts International from 1995 to January
1998; President of Allied Signal Automotive Sector from 1991-1994; President of United Technologies Automotive from 1990-1991; Chairman, President and Chief Executive Officer of Mack Truck, Inc. 1989-1990; President and CEO of ITT Automotive
Corporation and Executive Vice President of ITT Corporation 1985-1989. Director, Rofin/Sinar Technologies, Inc.

Richard F. Schubert                               1983
Age 64 (3)

Senior Vice President of EXCN, Inc., LaJolla, CA since 1998; Chairman Emeritus-International Youth Foundation, Baltimore, MD since 1990. Vice Chairman of the Drucker Foundation, NY, NY. Former President, The Points of Light Foundation 1990- 1995; prior to 1990, President of the American Red Cross and Bethlehem Steel Corporation; Deputy Secretary, U.S. Department of Labor; Chairman of BioRelease, Inc., a biotechnology firm; Director of National Alliance of Business and Management Training Corporation.

Ronald C. Whitaker                                1995
Age 53 (3)

President, Chief Executive Officer and Director, Strategic Distribution, Inc. September 2000-present; Former President, Chief Executive Officer and Director Johnson Worldwide Associates, October 1996-March 1999; former President and Chief Executive Officer of EWI, Inc. from 1995 to October 1996; Chairman, President and Chief Executive Officer of Colt's Manufacturing Company from 1992 to 1995; Director of Code- Alarm, Inc. and Precision Navigation Instruments, Inc.; Trustee of The College of Wooster.

Robert S. Reitman                                 1995
Age 67 (3)                 (Not eligible to serve after the 2001 Annual Meeting)

Principal, Riverbend Advisors (consultants) since February 1998; Chairman Emeritus since February 1998 and Director of the Tranzonic Companies, a manufacturer of paper and plastic products principally for industrial/institutional use; Prior to February 1998, Chairman, Chief Executive Officer and Director of The Tranzonic Companies.

D. Leonard Wise                                   1998
Age 66(4)                  (Not eligible to serve after the 2001 Annual Meeting)

President and Chief Executive Officer of Carolina Steel Corporation from October 1994 to March 1997; from 1988-1991, Director and from 1990-1991 Vice Chairman and subsequently Chairman and CEO of WHX Corporation; served as President and a director of Slater Industries, Inc., an international specialty steel and metals producing company listed on the Toronto Stock Exchange 1986-1990. Director, Universal Stainless & Alloy Corporation.

CLASS III DIRECTORS: TO CONTINUE IN OFFICE UNTIL 2002

John H. Walker                                    2000
Age 43 (1)

Chief Executive Officer of the Company since January 2001; President and Chief Operating Officer of the Company since March 2000; Former President-flat rolled products, Kaiser Aluminum; 1996-1997 Vice President Operations, Kaiser Aluminum; Vice President Operations of the Company 1996; 1988-1995, various management positions at the Company.

Robert J. D'Anniballe, Jr.                        1990
Age 44(2)

Shareholder in Marshall, Dennehey, Warner, Coleman & Goggin,
Attorneys; Managing attorney of the firm's West Virginia and Ohio offices since July 1999; Partner in Alpert, D'Anniballe & Visnic prior to July 1999; General Counsel to the Independent
Steelworkers Union since 1985.

George E. Doty, Jr.                               1999
Age 46 (2)

Private Investor; Former Managing Director of Bear, Stearns & Co. Inc. 1992-June 2000.

Mark G. Glyptis                                   1991
Age 49 (2)

President of the Independent Steelworkers Union since August 1991; employee of the Company since 1973.

_______________________

(1) Management Director
(2) Union Director
(3) Independent Director
(4) ESOP Director


     The Company's Restated Certificate of Incorporation provides for a Board of Directors consisting of 14 persons, including seven independent directors, three union directors (including the President of the primary collective bargaining agent for the represented employees of the Company), three management directors (including the Chief Executive Officer), and one ESOP Director (nominated by an ESOP Nominating Committee).

ITEM 11. EXECUTIVE COMPENSATION

     The paragraph under this caption is amended in its entirety to read as follows:

SUMMARY COMPENSATION TABLE

     The table below sets forth information summarizing compensation of the Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the 'Named Executive Officers') for each of the Company's last three fiscal years.

                           ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                                                             AWARDS
NAME & PRINCIPAL       YEAR    SALARY    BONUS (1)     OTHER ANNUAL  SECURITIES UNDERLYING      ALL OTHER
POSITION                         ($)       ($)         COMPENSATION     OPTIONS/(SARS)        COMPENSATION
                                                          ($)(2)             (3)(#)              (4)($)
Richard K. Riederer*   2000   $435,000   $    -0-      $1,845,556           517,500             $  --
former  Chief          1999    435,000    875,000         422,600                --                --
Executive Officer      1998    425,000     54,167         349,626                --               219

Earl E. Davis**        2000   $260,400   $    -0-      $1,473,711           100,000             $  --
Former Executive Vice  1999    240,000    245,000          47,917                --                --
President-Affiliated   1998    225,006     19,507          43,759            21,000               219
Operations

David L. Robertson     2000   $260,400   $    -0-      $1,159,103           290,478             $  --
Executive Vice Pres.   1999    240,000    245,000          56,825                --                --
Human Resources & Law  1998    231,795     19,507          56,183                --               218

John H. Walker*        2000   $234,783   $    -0-      $   24,726           402,500             $  --
President & Chief      1999        n/a         --              --                --                --
Operating Officer      1998        n/a         --              --                --                --

Thomas W. Evans        2000   $170,352   $100,000      $  241,812            28,750             $  --
President-WeBCo        1999    163,392         --              --                --                --
& Vice President-      1998    157,008     14,064          36,895                --               218
Materials Managemt


__________________

* Mr. Riederer resigned as Chief Executive Officer effective January 25, 2001 and Mr. Walker became Chief Executive Officer on January 25, 2001. ** Mr. Davis resigned as an Officer effective February 28, 2001.

(1) Bonuses for 1999 were awarded by the Management Development and Compensation Committee of the Board of Directors to the Named Executive Officers in the amounts indicated for developing and realizing value for stockholders through the sale of a portion of the Company's interest in MetalSite L.P. which generated net cash proceeds of $170.1 million. Not shown in the table were Performance Incentive Plan awards, which had been reported in previous years.

(2) Under the terms of the Company's Supplemental Executive Retirement Plans (the "SERPs"), the Company pays income taxes associated with contributions made to trusts established under the SERPs on behalf of the Named Executive Officers while the SERPs are being funded. The following 'tax gross-up' payments are included in the table: $396,343, $777,368, $199,654, $24,726, and $49,853 for Messrs. Riederer, Davis, Robertson, Walker, and Evans, respectively. The amount of SERP contribution, in the case of any individual, is determined by various factors including: age, compensation, years of service with the Company and anticipated retirement benefits from qualified pension plans. As shown in tables below, the Named Executive Officers exercised previously granted stock options during 2000. The following amounts of option related compensation are included in this column: $1,449,213, $696,343, $959,449, and $191,959 for Messrs. Riederer,
     Davis, Robertson, and Evans, respectively. Aggregate amounts of perquisites and other personal benefits that are the lesser of $50,000 or 10% of each of the respective Named Executive Officer's combined salary and bonuses, have been omitted from the table in accordance with Securities and Exchange Commission rules.

(3) For 1999 and 2000, the figures reflect numbers of shares underlying options granted under the 1998 Stock Option Plan. For 1998, the figures reflect numbers of shares underlying options granted under the 1987 Stock Option Plan.

(4) Amounts reported represent contributions made by the Company on behalf of the Named Executive Officers pursuant to the terms of the 1989 Employee Stock Ownership Plan.


EMPLOYMENT AGREEMENTS WITH CERTAIN EXECUTIVES

     Mr. Walker, President and Chief Executive Officer and a director, has an employment agreement with the Company providing: (i) an annual base compensation of $395,000; (ii) a severance payment of 24 months base compensation; (iii) continued participation in certain incentive plans; (iv) receipt of life insurance benefits in excess of those provided pursuant to the Company's basic program of insurance for its employees; and (v) funding of benefits under the SERPs in excess of other participants in those plans. The agreement may be terminated by the Company or by the employee.

     Mr. Robertson, Executive Vice President, and Mr. Evans, Vice President, have employment agreements with the Company which requires the Company to pay 24 months compensation in a lump sum within 10 days of the termination date if such agreements are terminated by the Company without cause.

OPTION/SAR GRANTS

     The following table sets forth information about stock options and/or stock appreciation rights ('SARs') granted during 2000 to the Named Executive Officers.


OPTION/SAR GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS

                               %OF TOTAL
                  OPTIONS       OPTIONS                    EXPIRATION     GRANT DATE
                  GRANTED      GRANTED TO     EXERCISE OR     DATE      PRESENT VALUE
NAME             IN 2000#(1)   EMPLOYEES      BASE PRICE       (2)          ($)(3)
----             -----------   ---------      ----------       ---          ------
J.H. Walker        402,500        20.2%          $5.56       5/24/10      $  829,150
R.K.Riederer       517,500        25.9%          $6.69       5/24/10      $1,066,050
D.L.Robertson      290,478        14.6%          $6.69       5/24/10      $  598,385
E.E. Davis         100,000         5.0%          $6.69       5/24/10      $  206,000
T.W. Evans          28,750         1.4%          $6.69       5/24/10      $   59,225

(1) Options granted pursuant to the 1998 Option Plan were granted in October 2000 at a price of $5.56 for Mr. Walker and $6.69 for the other Named Executive Officers, with an expiration date of May 24, 2010. The options are subject to an accelerated vesting schedule based on the Common Stock prices.

(2) The dates shown are those assuming continued employment with the Company for the full term of the options. Options held by Mr. Riederer expired unexercised on April 25, 2001. If not exercised prior to May 28, 2001, options held by Mr. Davis will expire.

(3) The Company used the Black-Scholes Option Valuation Method to determine the grant date present value of stock options. The Company does not advocate or necessarily agree that the Black- Scholes Model properly reflects the value of a stock option. The assumptions used in calculating the grant date present value are as follows: A risk-free interest rate of 6.65%; a dividend yield of 0%; volatility of 0.66, calculated using monthly stock returns for the 36 month period preceding the stock option award; a stock price at the date of grant of $2.75; an option exercise price of $5.56 and $6.69; and a ten year term (expected life 5 years). The valuation of a stock option under the Black-Scholes model applying the preceding assumptions was $2.06. The closing price of a share of the Company's Common Stock on April 20, 2001 was $0.73.


Option/SAR Exercises/Outstanding Options and Year-End Values

     The following table sets forth information regarding the exercise of stock options and SARs during 2000 and the unexercised options/SARs held as of the end of the 2000 fiscal year by the Named Executive Officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                NUMBER OF
                                           SECURITIES UNDERLYING    VALUE OF
                                               UNEXERCISED         UNEXERCISED
                                              OPTIONS/SARS        IN-THE-MONEY
                                                AT FISCAL         OPTIONS/SARS
                                                YEAR END         AT FISCAL YEAR-
                                                  (#)                 END ($)
------------------------------------------------------------------------------------
NAME               SHARES         VALUE        EXERCISABLE/        EXERCISABLE/
                 ACQUIRED ON     REALIZED     UNEXERCISABLE       UNEXERCISABLE
                  EXERCISE         ($)             (1)                  (2)
                    (#)
------------------------------------------------------------------------------------
J.H. Walker             --             --       -0- /402,500         $ --/$ --
R.K. Riederer      557,500      1,449,213     50,000/517,500         $ --/$ --
D.L. Robertson     290,478        959,449    145,022/290,478         $ --/$ --
E.E. Davis         100,000        696,343    337,500/100,000         $ --/$ --
T.W. Evans          28,750        191,959    100,250/ 28,750         $ --/$ --
------------------------------------------------------------------------------------

(1) The figures shown represent options granted under the 1987 Option Plan and the 1998 Option Plan. Of the options granted prior to December 31, 1999 under the 1998 Option Plan, 60% became exercisable on February 3, 2000, and the remaining 40% on March 27, 2000. The options granted in

     October 2000 under the 1998 Option Plan remain unexercisable. Options held by Mr. Riederer expired unexercised on April 25, 2001. If not exercised prior to May 28, 2001, options held by Mr. Davis will expire.

(2) The "Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End" is equal to the difference between the closing price ($1.19 per share) of the Company's Common Stock on the New York Stock Exchange on its last trading day in 2000 (December 29, 2000) and the exercise price ($4.375 for the options granted in 1995, $2.50 for the options granted in 1996, $3.88 for the options granted in 1998, $5.56 and $6.69 for the options granted in
     2000), times the number of shares underlying the options.



Pension Plan

     The following table shows ranges of combined pension benefits available to the Named Executive Officers based on earnings and service:

                                YEARS OF SERVICE
FINAL AVERAGE        15            20          25          30          35
EARNINGS

 $125,000          61,875        68,750      68,750      67,750      74,375
  150,000          74,250        82,500      82,500      82,500      89,250
  200,000          99,000       110,000     110,000     110,000     119,000
  250,000         123,750       137,500     137,500     137,500     148,750
  300,000         148,500       165,000     165,000     165,000     178,500
  400,000         198,000       220,000     220,000     220,000     238,000
  500,000         247,500       275,000     275,000     275,000     297,500
  600,000         297,500       330,000     330,000     330,000     357,000
  700,000         346,500       385,000     385,000     385,000     416,500
  800,000         396,000       440,000     440,000     440,000     476,000


     The figures in the Pension Table reflect the sum of annual benefits from the Company's qualified pension plan plus expected annual benefits from the non-qualified SERPs (both administered by the Company), payable for life following assumed retirement at age 62. The SERPs are "target benefit" plans under which the Company contributes to separate trusts actuarially determined amounts which are calculated to produce the defined target annual benefit at age
62. Under both the qualified pension plan and the SERPs, the amount of pension is based upon the employee's average earnings (average of the highest five years of the last fifteen years). For those participating in a SERP, expected benefits are based on earnings defined as annual cash compensation (as reported in the Salary and Bonus columns of the Summary Compensation Table) and pension service credited under the SERPs. The benefits reflected in the Pension Table include maximum total benefits, under all plans, of 55% of final average earnings upon attainment of 16-2/3 years of pension service. Under the employment agreement between the Company and Mr. Walker, his maximum total benefit is 70% of final average earnings at age 62 and attainment of 10 years of service. For the Named Executive Officers, pension service as of December 31, 2000 for the purpose of calculating retirement benefits under the SERPs was as follows: Mr. Walker: 9.33 years; Mr. Riederer: 11.92 years; Mr. Robertson: 12.25 years;

Mr. Davis: 30.58 years; Mr. Evans: 14.75 years. Under a contract with the Company, Mr. Robertson, who had prior pension service with the Company through its predecessor, was entitled to an additional five years of benefit service under the SERPs upon commencement of employment.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The paragraph under this caption is amended in its entirety to read as follows:

     The following table sets forth, as of April 15, 2001, the only persons (including any group of persons) who, to the knowledge of the Company, may be deemed to be the beneficial owners of more than 5% of the Company's Common or Voting Convertible Preferred Stock, Series A, as of that date. A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has the power to vote or direct the voting or who has investment power over the security, which includes the power to dispose of or direct the disposition of the security.

                                            COMMON STOCK
                                               SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER           AMOUNT       PERCENT OF CLASS
------------------------------------           ------       ----------------

United National Bank,                        7,838,957(1)        18.5%
as Trustee under the 1984 ESOP
21 Twelfth Street
Wheeling, WV 26003

Wendell W. Wood                              3,751,500(2)         9.0%
P.O. Box 5548
Charlottesville, VA 22905

JWA General Partner                          3,570,500(2)         8.4%
885 Third Avenue, 34th floor
New York, NY 10022

Dimensional Fund Advisors, Inc.              3,473,650(2)         8.2%
1299 Ocean Avenue, 11th floor
Santa Monica, CA 90401


                          CONVERTIBLE PREFERRED STOCK

                                          SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER      AMOUNT        PERCENT OF CLASS
------------------------------------      ------        ----------------

United National Bank,                   1,467,027(3)         96.7%
as Trustee under the 1989 ESOP
21 Twelfth Street
Wheeling, WV  26003

(1) All shares have been allocated to the accounts of participants in the 1984 ESOP consisting of approximately 5,263 employees and former employees of the Company. Participants generally have full voting but limited dispositive power over securities allocated to their accounts.

(2) Based on Schedules 13G and 13D/A filed by the named beneficial owners with the Securities and Exchange Commission.

(3) All shares have been allocated to the accounts of participants in the 1989 ESOP consisting of approximately 6,192 employees and former employees of the Company. Participants generally have full voting but limited dispositive power over securities allocated to their accounts.

     The following table sets forth, as of April 15, 2001, the total number of shares of Company Common Stock owned beneficially by each nominee for director, director, the Named Executive Officers and all directors and officers of the Company as a group. Included are those shares of Common Stock, if any, allocated under the 1984 ESOP. The table also sets forth the number of shares of Voting Convertible Preferred Stock, Series A, if any, allocated under the 1989 ESOP, and the percentage of outstanding Common and Convertible Preferred Stock represented thereby. Unless otherwise indicated, and except for shares allocated to the accounts of employees under the terms of the 1984 ESOP and 1989 ESOP, each beneficial owner has full voting and investment power over the shares shown in the table.

                                                           CONVERTIBLE
                          COMMON STOCK                   PREFERRED STOCK
                             SHARE         % OF CLASS  SHARE     % OF CLASS
                             AMOUNT          (1)       AMOUNT        (1)
                             ------          ---       ------        ---
Michael Bozic              106,400(2)(4)       *          --          --
Richard R. Burt             43,660(2)          *          --          --
Robert J.D'Anniballe Jr.    20,521(4)         --          --          --

Earl E. Davis              459,512(3)        1.1%        691           *
George E. Doty, Jr.         48,559(2)(4)      --          --          --
Thomas W. Evans            141,775(3)          *         882           *
Mark G. Glyptis              3,719             *         421           *
Ralph E. Reins              40,521(4)         --          --          --
Robert S. Reitman           73,476             *          --          --
Richard K. Riederer        635,275(3)        1.5%      1,065           *
David L. Robertson         445,800(3)        1.1%        288           *
Richard F. Schubert         21,821(4)          *          --          --
Thomas R. Sturges           47,733(2)(4)       *          --          --
John H. Walker             603,731(3)        1.5%        518           *
Ronald C. Whitaker         119,852(2)(4)       *          --          --
D. Leonard Wise             10,055(4)         --          --          --
All directors and        3,767,835(5)        8.9%      6,035           *
 executives as
 a group(21 persons)

(1)  An asterisk in this column indicates ownership of less than 1%.

(2)  Includes 94,043, 43,660, 48,559, 40,349, and 117,852 shares credited to the accounts of Messrs. Bozic, Burt, Doty, Sturges, and Whitaker, respectively, under the Deferred Compensation Plan for Directors, over which shares the named individuals do not exercise voting and/or investment power until distribution.

(3)  Includes shares subject to options exercisable as of April 15, 2001:
     Messrs. Davis 337,500, Evans 129,000, Walker 66,667, Riederer 50,000, and Robertson 145,022.

(4)  Includes stock credited for 2000 directors' fees

(5) Includes 792,773 shares subject to options exercisable as of April 15, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.


Weirton Steel Corporation

By: /s/ John H. Walker
   --------------------------------------
    John H. Walker
    President and Chief Executive Officer