Form 10-Q
period 2001-03-31
WEIRTON STEEL CORP
filed 2001-05-15
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

                            Yes [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 30, 2001 was 41,570,269.

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

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
NET SALES...................................................  $252,150    $329,758
OPERATING COSTS:
  Cost of sales.............................................   263,450     292,658
  Selling, general and administrative expenses..............     8,330       8,694
  Depreciation..............................................    16,311      16,544
  Restructuring charge......................................    12,338          --
  Profit sharing provision..................................        --         355
                                                              --------    --------
     Total operating costs..................................   300,429     318,251
                                                              --------    --------
INCOME (LOSS) FROM OPERATIONS...............................   (48,279)     11,507
  Loss from unconsolidated subsidiaries.....................   (18,074)     (3,672)
  Interest expense..........................................    (9,349)     (8,672)
  Other income, net.........................................       408       1,738
                                                              --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...........................   (75,294)        901
  Income tax provision......................................        --         189
                                                              --------    --------
NET INCOME (LOSS)...........................................  $(75,294)   $    712
                                                              ========    ========
PER SHARE DATA:
Weighted average number of common shares (in thousands):
  Basic.....................................................    41,570      43,263
  Diluted...................................................    41,570      44,620
NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  $  (1.81)   $   0.02
  Diluted...................................................  $  (1.81)   $   0.02

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $775...  $ 61,078       $ 32,027
  Receivables, less allowances of $7,124 and $7,808,
     respectively...........................................   105,219         76,187
  Inventories...............................................   161,155        202,377
  Deferred income taxes.....................................    39,654         39,654
  Other current assets......................................     3,244         11,342
                                                              --------       --------
     Total current assets...................................   370,350        361,587
Property, plant and equipment, net..........................   476,630        487,664
Investment in unconsolidated subsidiaries...................     2,081         19,375
Deferred income taxes.......................................   114,111        114,111
Other assets and deferred charges...........................     8,852          8,834
                                                              --------       --------
     Total Assets...........................................  $972,024       $991,571
                                                              ========       ========
LIABILITIES:
Current liabilities:
  Payables..................................................  $ 90,337       $ 86,615
  Employment costs..........................................    64,165         68,751
  Taxes other than income taxes.............................    10,873         12,886
  Other current liabilities.................................    10,831          9,122
                                                              --------       --------
     Total current liabilities..............................   176,206        177,374
Long term debt obligations..................................   349,327        299,253
Long term pension obligation................................    84,130         79,994
Postretirement benefits other than pensions.................   320,659        319,320
Other long term liabilities.................................    32,926         31,619
                                                              --------       --------
     Total Liabilities......................................   963,248        907,560
Redeemable Stock, Net.......................................    21,112         21,111

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,881,040 and 43,788,832 shares issued, respectively.....       438            438
Additional paid-in-capital..................................   459,396        460,521
Retained earnings (deficit).................................  (458,603)      (383,310)
Other stockholders' equity..................................   (13,567)       (14,749)
                                                              --------       --------
     Total Stockholders' Equity (Deficit)...................   (12,336)        62,900
                                                              --------       --------
     Total Liabilities, Redeemable Stock, Net, and
      Stockholders' Equity (Deficit)........................  $972,024       $991,571
                                                              ========       ========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................  $(75,294)   $    712
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation...........................................    16,311      16,544
     Loss from unconsolidated subsidiaries..................    18,074       3,672
     Restructuring charge...................................    12,338          --
     Amortization of deferred financing costs...............       426         477
     Deferred income taxes..................................        --         188
     Cash provided (used) by working capital items:
       Receivables..........................................   (29,032)    (71,174)
       Inventories..........................................    41,222      21,018
       Other current assets.................................     7,728         271
       Payables.............................................     3,522     (12,377)
       Employment costs.....................................    (6,849)    (23,294)
       Other current liabilities............................      (304)     (7,123)
     Long term pension obligation...........................    (1,235)     (2,454)
     Other..................................................    (1,786)      1,586
                                                              --------    --------
NET CASH USED BY OPERATING ACTIVITIES.......................   (14,879)    (71,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................    (5,277)     (3,386)
  Loans and advances to unconsolidated subsidiaries.........      (793)     (1,331)
                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES.......................    (6,070)     (4,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long term debt................................    50,000          --
  Repayment of debt obligations.............................        --      (5,757)
  Purchase of treasury stock................................        --      (3,133)
                                                              --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............    50,000      (8,890)
                                                              --------    --------
NET CHANGE IN CASH AND EQUIVALENTS..........................    29,051     (85,561)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................    32,027     209,270
                                                              --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 61,078    $123,709
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  7,714    $  7,845
  Income taxes paid (refunded), net.........................    (6,844)      7,500

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS,
                   OR IN MILLIONS OF DOLLARS WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. The Consolidated Condensed Balance Sheet as of December 31, 2000 has been derived from the audited balance sheet included in the Company's 2000 Annual Report on Form 10-K. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries are hereafter referred to as the "Company." Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

     Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 2000 Annual Report on Form 10-K.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Raw materials........................................  $ 47,773       $ 84,120
Work-in-process......................................    33,985         40,242
Finished goods.......................................    79,397         78,015
                                                       --------       --------
                                                       $161,155       $202,377
                                                       ========       ========

NOTE 3
EARNINGS PER SHARE

     For the three months ended March 31, 2001, basic and diluted earnings per share were the same; however, securities totaling 1,529,928 were excluded from both the basic and diluted earnings per share calculation due to their anti-dilutive effect.

     The following represents a reconciliation between basic earnings per share and diluted earnings per share for the quarter ended March 31, 2000:

                                               FOR THE QUARTER ENDED MARCH 31, 2000
                                               ------------------------------------
                                                                         PER SHARE
                                               INCOME      SHARES(1)       AMOUNT
                                               -------    -----------    ----------
Basic earnings per share:
  Net income.................................   $712      43,262,750       $0.02
Effect of dilutive securities:
  Stock options..............................     --       1,357,546          --
                                                ----      ----------       -----
Diluted earnings per share:
  Net income.................................   $712      44,620,296       $0.02
                                                ====      ==========       =====

---------------

(1) The FASB staff recently issued additional guidance related to FASB Statement No. 128, "Earnings per Share." Based on this guidance, the Company restated basic earnings per share for the first quarter of 2000 to include Redeemable Preferred Stock. The resulting change had no impact on basic or diluted earnings per share for the Company.

     For the three months ended March 31, 2001 and 2000, there were an additional 3,522,668 and 264,000 options, respectively, outstanding for which the exercise price was greater than the average market price.

NOTE 4

JOINT VENTURES

  GalvPro

     In the fourth quarter of 2000, the Company and Corus Group plc ("Corus") re-evaluated their strategic direction regarding their joint venture GalvPro LP ("GalvPro"). The Company and Corus engaged a third party consultant to evaluate potential alternatives related to GalvPro.

     In the first quarter of 2001, GalvPro temporarily idled its facility in response to continuing adverse market conditions. Though the facility has been idled, the Company and Corus continue to evaluate other alternatives related to GalvPro, including sale of the Company's and Corus' interests in GalvPro. If a sale cannot be negotiated, the Company and Corus will consider other alternatives, including asset swaps, mergers, other joint ventures and other business combinations involving GalvPro or its assets.

     The temporary idling of GalvPro's manufacturing facility, the continued adverse market conditions for galvanized product and the strategic alternatives being discussed by the Company and Corus were all factors considered in the Company's periodic review of its investment in GalvPro. While the Company's management believes the quality of GalvPro's property and equipment provides strong potential for future economic benefit, it also recognizes that there is considerable doubt about whether or not the Company will be able to realize those future benefits.

     The Company incurred equity losses, including a charge to write its investment in GalvPro to zero, of $12.2 million during the first quarter of 2001.

  MetalSite

     The Company also, as part of its normal periodic process, reviewed its investment in MetalSite, Inc. ("MetalSite"). During the first quarter of 2001, MetalSite continued to incur significant financial losses. Additionally, the difficulties experienced by other Internet and e-commerce companies, as well as questions about MetalSite's ability to obtain additional financing, raised doubts about the Company's ability to realize its investment in MetalSite.

     The Company incurred equity losses, including a charge to write its investment in MetalSite to zero, of $5.8 million during the first quarter of 2001.

NOTE 5

RESTRUCTURING CHARGE

     The Company established and implemented the 2001 Workforce Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company is operating with approximately 630 non-represented employees and approximately 3,500 represented employees.

     Due to the program, the Company recorded a $12.3 million restructuring charge during the first quarter of 2001. The restructuring charge consisted of $5.4 million of pension benefits and $3.9 million of other postretirement benefits. The remaining $3.0 million was related to other separation and severance benefits provided to the affected employees.

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

     As of March 31, 2001, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or to conduct remedial activity that may be required.

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

     The domestic steel industry is characterized by overcapacity relative to demand, cyclicality and price volatility, aggravated in recent years by global trade conditions. Domestic steel producers face significant competition, not only amongst themselves, but from foreign producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuations in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. During the past three years, foreign producers exported record levels of steel into the United States, amounting to 38.0 million, 35.6 million and 41.4 million tons in 2000, 1999 and 1998, respectively. During the first quarter of 2001, an estimated 6.8 million tons of foreign steel were imported into the United States compared to 9.8 million tons for the same period in

2000. Imported steel, some of which was dumped in violation of United States trade laws, has adversely affected product prices in the United States and tonnages sold by domestic producers.

     On November 13, 2000, the Company joined four mini-mills, four integrated producers and two steel unions in filing a hot rolled trade case against 10 countries: China, India, Indonesia, Argentina, South Africa, Thailand, Kazakhstan, Romania, Taiwan and the Ukraine. Countervailing duty cases alleging government subsidies were also filed against India, Indonesia, Argentina, South Africa and Thailand. On December 28, 2000, the International Trade Commission ("ITC") ruled the domestic steel industry had been injured by imports from the 10 countries in both the dumping and subsidy cases. The Commerce Department announced preliminary duties on the dumping and subsidy cases in April 2001. The Commerce Department will recommend permanent duties in the dumping and subsidy cases on June 9, 2001, though these deadlines may be extended by up to 60 days. The ITC is expected to make a final decision in this matter by the end of the third quarter in 2001.

     Despite the lobbying efforts by the Company and other domestic steel producers and labor unions, markets for the Company's products remain weak. Record and near record levels of imports began occurring in the second half of 1998 and, but for a brief respite in the first half of 2000, have continued into 2001.

     High imports resulted in difficult market conditions in the second half of 1998 and all of 1999. Initial lobbying efforts helped briefly reduce import levels and improve volume and selling prices for the Company's products in the first half of 2000. However, import levels once again rose in the second half of 2000 causing further reductions in volumes and selling prices for the Company's products.

     Mainly as a result of the continued high import levels and difficult market conditions, 18 steel companies, including two major integrated producers, have sought protection under federal bankruptcy law over the past nine months. The Company's management believes that adverse market conditions will continue for the foreseeable future while the industry reconciles oversupply relative to demand.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2000

     In the first quarter of 2001, the Company recognized a net loss of $75.3 million or $1.81 per diluted share compared to net income of $0.7 million or $0.02 per diluted share for the same period in 2000.

     Lower import levels resulted in improved shipments and selling prices in the first half of 2000. The favorable impact of slightly lower imports combined with customers purchasing product in advance of announced selling price increases resulted in strong shipments during the first quarter of 2000. However, imports once again rose during the second half of 2000. Additionally, apparent domestic consumption began to fall. As a result, the Company's shipments and selling prices declined rapidly during the second half of 2000 and remained depressed through the first quarter of 2001. As a result, the Company shipped less volume at lower selling prices, particularly across sheet product lines, in the first quarter of 2001 when compared to the first quarter of 2000.

     Net sales in the first quarter of 2001 were $252.2 million, a decrease of $77.6 million or 24% from the first quarter of 2000. Total shipments in the first quarter of 2001 were 587 thousand tons compared to the first quarter of 2000 shipments of 740 thousand tons. The decrease in revenue and shipments of 153 thousand tons reflects weaker market conditions for the Company's sheet products.

     Sheet product net sales for the first quarter of 2001 were $133.2 million, a decrease of $86.9 million from the first quarter of 2000. Shipments of sheet product in the first quarter of 2001 were 385 thousand tons compared to 556 thousand tons in the first quarter of 2000. The decline in revenue resulted from both a decline in shipments and selling prices.

     Tin mill product net sales for the first quarter of 2001 were $119.0 million, an increase of $9.2 million from the first quarter of 2000. Shipments of tin mill product in the first quarter of 2001 were 202 thousand tons compared to 184 thousand tons in the first quarter of 2000. The increase in revenue resulted from slightly higher shipments in the first quarter of 2001 when compared to the same period in 2000.

     Cost of sales for the first quarter of 2001 were $263.5 million, or $449 per ton, compared to $292.7 million, or $395 per ton, for the first quarter of 2000. The increase in cost of sales per ton was primarily attributable to a shift to a higher value added product mix and the impact of lower overall shipments.

     The Company established and implemented the 2001 Workforce Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company is operating with approximately 630 non-represented employees and approximately 3,500 represented employees.

     Due to the program, the Company recorded a $12.3 million restructuring charge during the first quarter of 2001. The restructuring charge consisted of $5.4 million of pension benefits and $3.9 million of other postretirement benefits. The remaining $3.0 million was related to other separation and severance benefits provided to the affected employees. The resulting estimated annual savings from the program are expected to be $4.6 million.

     The Company's loss from unconsolidated subsidiaries increased $14.4 million when compared to the first quarter of 2000. The additional loss resulted from the write-down of the Company's investments in GalvPro and MetalSite to zero.

     Interest expense increased $0.7 million in the first quarter of 2001 when compared to the same period in 2000. The Company had $50.0 million outstanding under its Inventory Facility during the first quarter of 2001. No amounts were outstanding under this facility during the first quarter of 2000.

     First quarter 2001 other income declined $1.3 million when compared to the same period in 2000. The decline resulted from lower interest income on unused cash due to a lower average cash balance.

     The Company recorded no income tax benefit in the first quarter of 2001. Continuing losses have raised doubts about the Company's ability to continue to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. Therefore, deferred tax assets generated in the first quarter of 2001 were offset by valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had cash and equivalents of $61.1 million compared to $32.0 million as of December 31, 2000. The Company's liquidity requirements arise primarily from working capital requirements, debt service and capital investments. The Company's statements of cash flows for the three months ended March 31 are summarized below:

                                                           2001        2000
                                                         --------    --------
                                                         DOLLARS IN THOUSANDS
Net cash used by operating activities..................  $(14,879)   $(71,954)
Net cash used by investing activities..................    (6,070)     (4,717)
Net cash provided (used) by financing activities.......    50,000      (8,890)
                                                         --------    --------
Increase (decrease) in cash............................  $ 29,051    $(85,561)
                                                         ========    ========

     In the first quarter of 2001, to help mitigate the effects of continuing adverse market conditions, the Company undertook measures to improve cash flow and liquidity by substantially reducing cash outflows for investing activities and by reducing overall operating costs and net working capital investments. Despite a net loss of $75.3 million in the first quarter of 2001, which included a non-cash restructuring charge of $12.3 million, the Company's net cash outflow from operations was $14.9 million. The Company was able to limit its net operating cash outflow by substantially reducing its working capital investment, primarily through a $41.2 million reduction in inventory, and the receipt of an income tax refund of $6.8 million.

     The first quarter of 2000 included payments for alternative minimum taxes, profit sharing and the repurchase of $35.0 million of funded participation interest in the Company's accounts receivable which had been sold in October 1999.

     Net cash used by investing activities for the first quarter of 2001 consisted of $5.3 million in capital spending and $0.8 million in loans and advances to unconsolidated subsidiaries. Net cash used by investing activities for the same period in 2000 consisted of $3.4 million in capital spending and $1.3 million in loans and advances to unconsolidated subsidiaries. The Company's planned capital expenditures for 2001 are approximately $10.0 to $15.0 million. The Company plans no additional loans or advances to unconsolidated subsidiaries in 2001.

     During the first quarter of 2001, the Company borrowed $50.0 million of long term debt under a working capital bank credit facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility"). During the first quarter of 2000, pursuant to the 1998 Stock Repurchase Program, the Company repurchased approximately 0.4 million shares of its outstanding common stock at a cost of $3.1 million. Also during the first quarter of 2000, the Company retired approximately $5.8 million in long term debt prior to maturity through open market purchases.

     Through a wholly-owned subsidiary Weirton Receivables Inc. ("WRI"), the Company has two receivables participation agreements with a group of three banks, the WRI Receivables Participation Agreement and the Additional Receivable Facility. The WRI Receivables Participation Agreement provides for a total commitment of up to $80.0 million, including a letter of credit subfacility of up to $25.0 million. As of March 31, 2001, $20.0 million of funded participation interest had been sold and $8.8 million in letters of credit under the subfacility was outstanding. The Additional Receivable Facility provides for a total commitment of up to $15.0 million. No funded participation interest had been sold under the Additional Receivable Facility as of March 31, 2001. The base amount available for cash sale under both receivable facilities was approximately $28.7 million on March 31, 2001. The Company anticipates that it will continue to remain in compliance through 2001 with all of the financial tests applicable to the receivables participation agreements.

     As of March 31, 2001, $50.0 million was outstanding under the Inventory Facility and $15.6 million was available for borrowing. The amount available for borrowing at March 31, 2001 had been reduced because the Company had not achieved a certain minimum operating ratio required by the agreement.

     As of March 31, 2001, the Company's ability to incur additional indebtedness, excluding debt from the Inventory Facility, was limited to $100.0 million under its senior notes indentures. Despite what may be permitted under the Company's existing borrowing agreements, the Company's ability to access traditional financing sources is very limited.

     As of March 31, 2001, the Company had total liquidity (the sum of the Company's cash plus availability under the Inventory Facility and both receivables facilities) of $105.4 million. This compared to $131.7 million at December 31, 2000.

  Liquidity Outlook

     On May 15, 2001, the Company borrowed an additional $15.0 million under the Inventory Facility. The Company expects to receive an additional $8.0 million of funding under the WRI Receivables Participation Agreement on or about May 17, 2001. After giving effect to these fundings, total availability was $8.1 million and $4.6 million under the Inventory Facility and the receivables facilities, respectively.

     As of May 15, 2001 the Company's total liquidity was $78.3 million.

     Based upon its current commercial and operating forecasts and planned further reductions in net working capital, the Company believes that cash flows generated from operating activities and other available sources will be sufficient to meet its short term cash needs. However, opportunities for additional working capital savings are more limited than those already achieved, and, if the Company fails to obtain them, or if actual results of operations differ materially from those forecasted, the Company's liquidity could be adversely affected.

     The Company continues to pursue a number of business strategies other than working capital conservation to improve liquidity. Those strategies include: (i) seeking commercial and operational affiliations, (ii) seeking additional sources of liquidity, (iii) seeking to derive value from identifying and disposing of under-performing non-core business units and (iv) seeking ways to improve margins through enhancing product mix. If the Company is not able to engage in one or more of these alternatives, it will explore other alternatives to preserve its liquidity position. Although the Company is actively pursuing these alternatives, there can be no assurance that transactions or other steps required for their implementation can be developed in a timely manner or consummated successfully on terms favorable to the Company.

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

     As of March 31, 2001, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or to conduct remedial activity that may be required.

LABOR NEGOTIATIONS

     The Independent Steelworkers Union ("ISU") agreement was scheduled to expire in March 2001, but the Company and the ISU agreed to extend the agreement until June 8, 2001. The Company is currently conducting negotiations with the ISU in an effort to reach new collective bargaining agreements. Although the Company cannot predict the timing or results of its labor negotiations, it has generally been the practice of both the Company and its unions to extend current contract terms while new terms are being negotiated.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's 50% owned unconsolidated subsidiary, WeBCo, utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates. At March 31, 2001, WeBCo had two outstanding forward contracts to sell foreign currencies. A hypothetical 10% change in the applicable March 31, 2001 spot rates would result in a change to WeBCo's pretax income of approximately $0.2 million. The Company recognizes its percentage of unrealized and realized gains and losses related to these contracts based on the equity method of accounting. Subsequent to March 31, 2001, WeBCo no longer had outstanding receivables denominated in a foreign currency. As such, WeBCo did not renew their forward contracts in April 2001, and WeBCo does not currently have any exposure to changes in foreign currency exchange rates.

     A primary source of energy used by the Company in its steel manufacturing process is natural gas. For the three months ended March 31, 2001 and 2000, the average price of natural gas consumed by the Company was $6.34/mcf and $3.00/mcf, respectively, for a total cost of $19.0 million and $18.0 million, respectively. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's second quarter pretax income of approximately $1.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" was issued. SFAS No. 140 revises criteria for accounting for asset securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. SFAS No. 140 has an immediate impact through new disclosure requirements and amendments of the collateral provisions of SFAS No.
125. These changes must be applied for transactions occurring after March 31, 2001, except for certain required disclosures which were included in Note 6 to the consolidated financial statements in the Company's 2000 Annual Report on Form 10-K. The Company is currently evaluating the effects of SFAS No. 140 and is preparing a plan for implementation.

OUTLOOK

     Difficult commercial and operating conditions persist due to the residual effects of unfairly priced imports, the slowing domestic economy and continued high energy costs. The Company anticipates that market conditions will remain challenging for the remainder of the second quarter and throughout the second half of 2001.

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

         None

     (b) Reports on Form 8-K

         None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                          By        /s/ MARK E. KAPLAN
                                          --------------------------------------
                                                      Mark E. Kaplan
                                            Vice President and Chief Financial
                                                         Officer
                                              (Principal Accounting Officer)

May 15, 2001