Form 10-Q
period 2001-06-30
WEIRTON STEEL CORP
filed 2001-08-14
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
     -------------------- to
     --------------------.

                         COMMISSION FILE NUMBER 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE               06-1075442
(State or other jurisdiction   (IRS employer
             of                identification
      incorporation or               #)
       organization)

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

                            Yes [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of July 31, 2001 was 41,586,251.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                              ---------------------      ---------------------
                                                2001         2000          2001         2000
                                              ---------    --------      ---------    --------
NET SALES...................................  $ 240,177    $304,800      $ 492,327    $634,557
OPERATING COSTS:
  Cost of sales.............................    269,528     266,538        532,978     559,195
  Selling, general and administrative
     expenses...............................      8,777       9,179         17,107      17,873
  Depreciation..............................     16,350      16,545         32,661      33,089
  Restructuring charge......................         --          --         12,338          --
  Profit sharing provision..................         --         235             --         590
                                              ---------    --------      ---------    --------
     Total operating costs..................    294,655     292,497        595,084     610,747
                                              ---------    --------      ---------    --------
INCOME (LOSS) FROM OPERATIONS...............    (54,478)     12,303       (102,757)     23,810
  Loss from unconsolidated subsidiaries.....       (406)     (4,239)       (18,480)     (7,911)
  Interest expense..........................     (9,545)     (8,852)       (18,894)    (17,524)
  Other income, net.........................        363       1,382            771       3,120
                                              ---------    --------      ---------    --------
INCOME (LOSS) BEFORE INCOME TAXES...........    (64,066)        594       (139,360)      1,495
  Income tax provision......................    153,765         125        153,765         314
                                              ---------    --------      ---------    --------
NET INCOME (LOSS)...........................  $(217,831)   $    469      $(293,125)   $  1,181
                                              =========    ========      =========    ========
PER SHARE DATA:
Weighted average number of common shares
  (in thousands):
  Basic.....................................     41,576      43,076         41,573      43,169
  Diluted...................................     41,576      43,729         41,573      44,170
NET INCOME (LOSS) PER SHARE:
     Basic..................................  $   (5.24)   $   0.01      $   (7.05)   $   0.03
     Diluted................................  $   (5.24)   $   0.01      $   (7.05)   $   0.03

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $775...  $  45,647     $  32,027
  Receivables, less allowances of $10,743 and $9,008,
     respectively...........................................     86,193        74,987
  Inventories...............................................    160,004       202,377
  Deferred income taxes.....................................         --        39,654
  Other current assets......................................      3,612        11,342
                                                              ---------     ---------
     Total current assets...................................    295,456       360,387
Property, plant and equipment, net..........................    462,347       487,664
Investment in unconsolidated subsidiaries...................      1,386        19,375
Deferred income taxes.......................................         --       114,111
Other assets and deferred charges...........................     10,405         8,834
                                                              ---------     ---------
     Total Assets...........................................  $ 769,594     $ 990,371
                                                              =========     =========
LIABILITIES:
Current liabilities:
  Payables..................................................  $  80,047     $  76,415
  Employment costs..........................................     64,746        68,751
  Taxes other than income taxes.............................     11,861        12,886
  Other current liabilities.................................      9,359         9,122
                                                              ---------     ---------
     Total current liabilities..............................    166,013       167,174
Long term debt obligations..................................    364,400       299,253
Long term pension obligation................................     91,215        79,994
Postretirement benefits other than pensions.................    317,152       319,320
Other long term liabilities.................................     39,821        40,619
                                                              ---------     ---------
     Total Liabilities......................................    978,601       906,360
Redeemable Stock, Net.......................................     20,880        21,111
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,896,922 and 43,788,832 shares issued, respectively.....        438           438
Additional paid-in-capital..................................    459,627       460,521
Retained earnings (deficit).................................   (676,435)     (383,310)
Other stockholders' equity..................................    (13,517)      (14,749)
                                                              ---------     ---------
     Total Stockholders' Equity (Deficit)...................   (229,887)       62,900
                                                              ---------     ---------
     Total Liabilities, Redeemable Stock, Net, and
      Stockholders' Equity (Deficit)........................  $ 769,594     $ 990,371
                                                              =========     =========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................   $(293,125)     $   1,181
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation...........................................      32,661         33,089
     Deferred income taxes..................................     153,765            313
     Loss from unconsolidated subsidiaries..................      18,480          7,911
     Restructuring charge...................................      12,338             --
     Amortization of deferred financing costs...............         852            916
     Cash provided (used) by working capital items:
       Receivables..........................................     (11,206)       (75,678)
       Inventories..........................................      42,373        (10,093)
       Other current assets.................................       7,665            (90)
       Payables.............................................       3,432         (4,700)
       Employment costs.....................................      (6,268)       (20,973)
       Other current liabilities............................        (788)        (8,844)
     Long term pension obligation...........................       5,850         (5,651)
     Postretirement benefits other than pensions............      (6,070)        (1,578)
     Other..................................................      (3,202)         1,725
                                                               ---------      ---------
NET CASH USED BY OPERATING ACTIVITIES.......................     (43,243)       (82,472)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................      (7,344)       (10,087)
  Loans and advances to unconsolidated subsidiaries.........        (793)        (3,414)
                                                               ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES.......................      (8,137)       (13,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long term debt................................      65,000             --
  Repayment of debt obligations.............................          --         (5,831)
  Purchase of treasury stock................................          --        (14,658)
  Reissuance of treasury stock..............................          --          7,205
  Issuance of common stock..................................          --             67
                                                               ---------      ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............      65,000        (13,217)
                                                               ---------      ---------
NET CHANGE IN CASH AND EQUIVALENTS..........................      13,620       (109,190)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................      32,027        209,270
                                                               ---------      ---------
CASH AND EQUIVALENTS AT END OF PERIOD.......................   $  45,647      $ 100,080
                                                               =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................   $  18,770      $  17,682
  Income taxes paid (refunded), net.........................      (6,829)         7,663

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

     During the six months ended June 30, 2001, the Company's liquidity from cash and available working capital financing facilities declined $76.3 million to $55.4 million. The Company's future liquidity will be dependent on operating performance, which is closely related to business conditions in the domestic steel industry, and sources of financing. See Note 3 "Liquidity and Financing Arrangements."

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

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                      JUNE 30,    DECEMBER 31,
                                                        2001          2000
                                                      --------    ------------
Raw materials.......................................  $ 43,128      $ 84,120
Work-in-process.....................................    37,323        40,242
Finished goods......................................    79,553        78,015
                                                      --------      --------
                                                      $160,004      $202,377
                                                      ========      ========

NOTE 3

LIQUIDITY AND FINANCING ARRANGEMENTS

     Total liquidity from cash and available financing facilities amounted to $55.4 million at June 30, 2001 compared to $131.7 million at December 31, 2000. The Company's available working capital financing facilities include a bank credit facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility") and, through its wholly owned subsidiary Weirton Receivables Inc. ("WRI"),

Receivables Participation Agreements providing for a total commitment of up to $95.0 million, including a letter of credit subfacility of up to $25.0 million. Actual amounts available under the facilities depend on the values of the underlying assets.

     As of June 30, 2001, the Company had borrowed $65.0 million under the Inventory Facility and had utilized $28.0 million from the sale of receivables under the Receivables Participation Agreements. No additional amounts were available under the Inventory Facility and $9.8 million was available under the receivables facilities. Subsequent to June 30, 2001, the Company reduced inventory levels and caused the amounts available for borrowing under the Inventory Facility to drop below amounts outstanding. The Company therefore repaid $2.9 million of the outstanding balance in July 2001.

     The Company's future liquidity will remain dependent upon operating performance, which is closely related to business conditions in the domestic steel industry, and sources of financing. If actual results of operations do not improve from those achieved in the first six months of 2001 or new financing sources are not made accessible, the Company's liquidity will become insufficient for its needs.

     The Company is pursuing a number of business strategies, other than working capital conservation, to improve liquidity. The principal strategies include:
(i) seeking additional sources of liquidity through new financing arrangements, including the combination and expansion of its current working capital facilities; (ii) seeking to reduce operating costs even more aggressively; (iii) seeking ways to improve margins through enriched product mix; and (iv) seeking opportunities for asset acquisition, combinations or other affiliation. Although the Company is actively pursuing these alternatives, there can be no assurance that transactions or other steps required for their implementation can be developed in a timely manner or consummated successfully on terms favorable to the Company.

     Recessionary conditions continue to prevail in the domestic steel industry, materially and adversely affecting the Company and its competitors. If such conditions do not abate or if the Company cannot meet its future liquidity needs through additional business strategies such as those outlined above, the Company may be required to consider additional alternatives, which would include financial restructuring.

NOTE 4

EARNINGS PER SHARE

     For the three and six months ended June 30, 2001, basic and diluted earnings per share were the same; however, securities totaling 1,524,608 and 1,527,236, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

     The following represents a reconciliation between basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2000:

                                          FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                 JUNE 30, 2000                     JUNE 30, 2000
                                        -------------------------------   -------------------------------
                                                              PER SHARE                         PER SHARE
                                        INCOME   SHARES(1)     AMOUNT     INCOME   SHARES(1)     AMOUNT
                                        ------   ----------   ---------   ------   ----------   ---------
Basic earnings per share:
  Net income..........................   $469    43,075,525     $0.01     $1,181   43,169,138     $0.03
Effect of dilutive securities:
  Stock options.......................     --       652,984        --         --    1,000,920        --
                                         ----    ----------     -----     ------   ----------     -----
Diluted earnings per share:
  Net income..........................   $469    43,728,509     $0.01     $1,181   44,170,058     $0.03
                                         ====    ==========     =====     ======   ==========     =====

---------------
(1) The FASB staff recently issued additional guidance related to FASB Statement No. 128, "Earnings per Share." Based on this guidance, the Company restated basic earnings per share for 2000 to include Redeemable Preferred Stock. The resulting change had no impact on basic or diluted earnings per share for the Company.

     For the three months ended June 30, 2001 and 2000, there were an additional 3,522,668 and 231,648 options, respectively, outstanding for which the exercise price was greater than the average market price. For the six months ended June 30, 2001 and 2000, there were an additional 3,522,668 and 247,824 options, respectively, outstanding for which the exercise price was greater than the average market price.

NOTE 5

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

NOTE 6

RESTRUCTURING CHARGE

     The Company established and implemented the 2001 Workforce Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company is operating with approximately 630 non-represented employees and approximately 3,500 represented employees.

     Due to the program, the Company recorded a $12.3 million restructuring charge during the first quarter of 2001. The restructuring charge consisted of $5.4 million of pension benefits and $3.9 million of other postretirement benefits. The remaining $3.0 million was related to other separation and severance benefits provided to the affected employees. For the six months ended June 30, 2001, the Company paid $0.5 million related to the restructuring charge. As of June 30, 2001, the Company had a $2.5 million severance benefits liability related to the program.

NOTE 7

DEFERRED TAX ASSETS

     At March 31, 2001, the Company had deferred tax assets of about $245.0 million (net of deferred tax liabilities) before any valuation allowance. These assets arose from a $144.4 million federal income tax net operating loss (NOLs) and tax credit carryforwards and about $100.6 million of net temporary differences for amounts previously expensed in the Company's financial accounting results that will be deductible for federal income tax purposes in the future. The NOLs expire in varying amounts from 2007 to 2020 if the Company is unable to use the amounts to offset taxable income in the future. FASB Statement No. 109, "Accounting for Income Taxes," requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years."

     The Company's results to date and the current outlook for the remainder of 2001 are worse than the Company anticipated at the beginning of the year. In the absence of specific favorable factors, application of FASB Statement No. 109, issued in 1992, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, the Company has provided a 100% valuation allowance for its deferred tax assets during the quarter ended June 30, 2001, increasing the non-cash provision for income taxes and net loss for that quarter by $153.8 million, or $3.70 per diluted share. The Company will continue to provide a 100% valuation allowance for the deferred income tax assets until it returns to an appropriate level of cumulative financial accounting income.

     The ultimate realization of the net deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. The Company has tax planning opportunities that could generate taxable income, including sales of assets and timing of contributions to the pension fund. If the Company's current plans and strategies to improve profitability for 2002 and beyond are successful, the Company believes that its deferred tax assets may be realized by future operating results and tax planning strategies. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense (increasing stockholders' equity).

NOTE 8

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

     As of June 30, 2001, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or to conduct remedial activity that may be required.

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

     The domestic steel industry is characterized by overcapacity relative to demand, cyclicality and price volatility, aggravated in recent years by global trade conditions. Domestic steel producers face significant competition, not only amongst themselves, but also from foreign producers. The relative strength of foreign economies, including foreign markets for steel, and fluctuations in the value of the United States dollar against foreign currencies substantially affect the intensity of foreign competition. During the past three years, foreign producers exported record levels of steel into the United States, amounting to 38.0 million, 35.6 million and 41.4 million tons in 2000, 1999 and 1998, respectively. During the first six months of 2001, an estimated 14.2 million tons of foreign steel were imported into the United States compared to
20.9 million tons for the same period in 2000. Imported steel, some of which was dumped in violation of United States trade laws, has adversely affected product prices in the United States and tonnages sold by domestic producers.

     In June 2001, the Bush administration announced it had requested that the International Trade Commission ("ITC") begin a probe of steel imports under section 201 of the Fair Trade Act of 1974. Once the results of the probe are reported to the administration, it can initiate trade restrictions that could include some combination of tariffs and quotas.

     Lobbying efforts of the Company, other domestic steel producers and labor unions have resulted in some favorable actions by the Commerce Department and the ITC, but markets for the Company's products remain weak. High imports resulted in difficult market conditions in the second half of 1998 and all of 1999. Initial lobbying efforts helped briefly reduce import levels and improve volume and selling prices for the Company's products in the first half of 2000. However, import levels once again rose in the second half of 2000 causing further reductions in volumes and selling prices for the Company's products. Though import levels have decreased in the first six months of 2001, the lingering effects of two and a half years of record and near record import levels continue to afflict the Company's product markets.

     Primarily as a result of the continued high import levels and difficult market conditions, 22 steel companies, including four major integrated producers, have sought protection under federal bankruptcy law over the past 12 months. The Company's management believes that adverse market conditions will continue for the foreseeable future while the industry reconciles oversupply relative to demand.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2000

     Including an unusual item, the Company's net loss for the second quarter of 2001 was $217.8 million, or $5.24 per diluted share. This compares with net income of $0.5 million, or $0.01 per diluted share, for the same period in 2000. During the second quarter of 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. Excluding this unusual non-cash item, the Company recognized a net loss for the second quarter of 2001 of $64.1 million.

     Lower import levels resulted in improved shipments and selling prices in the first half of 2000. The favorable impact of slightly lower imports combined with customers purchasing product in advance of announced selling price increases resulted in strong shipments during the second quarter of 2000. However, imports once again rose during the second half of 2000. Additionally, apparent domestic consumption began to fall. As a result, the Company's shipments and selling prices declined rapidly during the second half of 2000 and remained depressed through the first six months of 2001. As a result, the Company shipped less volume at lower selling prices, particularly across sheet product lines, in the second quarter of 2001 when compared to the second quarter of 2000.

     Net sales in the second quarter of 2001 were $240.2 million, a decrease of $64.6 million or 21% from the second quarter of 2000. Total shipments in the second quarter of 2001 were 575 thousand tons compared to the second quarter of 2000 shipments of 653 thousand tons. The decrease in revenue and shipments of 78 thousand tons reflects weaker market conditions for the Company's sheet products.

     Sheet product net sales for the second quarter of 2001 were $128.6 million, a decrease of $61.4 million from the second quarter of 2000. Shipments of sheet product in the second quarter of 2001 were 385 thousand tons compared to 462 thousand tons in the second quarter of 2000. The decline in revenue resulted from both a decline in shipments and selling prices.

     Tin mill product net sales for the second quarter of 2001 were $111.6 million, a decrease of $3.2 million from the second quarter of 2000. Shipments of tin mill product in the second quarter of 2001 were 190 thousand tons compared to 191 thousand tons in the second quarter of 2000.

     Cost of sales for the second quarter of 2001 were $269.5 million, or $469 per ton, compared to $266.5 million, or $408 per ton, for the second quarter of 2000. The increase in cost of sales per ton was attributable to greater pension expense, higher energy costs and a shift to a higher value added product mix.

     The Company's loss from unconsolidated subsidiaries decreased $3.8 million when compared to the second quarter of 2000. The second quarter of 2001 included no equity losses from GalvPro or MetalSite, which had been written-off in the first quarter of 2001.

     Interest expense increased $0.7 million in the second quarter of 2001 when compared to the same period in 2000. The Company had $65.0 million outstanding under its Inventory Facility as of June 30, 2001. No amounts were outstanding under this facility during the second quarter of 2000.

     Second quarter 2001 other income declined $1.0 million when compared to the same period in 2000. The decline resulted from lower interest income on unused cash due to a lower average cash balance.

     During the second quarter of 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. It was determined that the Company's cumulative financial losses had reached the point that fully reserving the deferred tax assets was required.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2000

     The Company's net loss for the first half of 2001 was $293.1 million, or $7.05 per diluted share, which included a non-cash charge of $153.8 million to fully reserve the deferred tax assets, a restructuring charge of $12.3 million associated with an involuntary reduction program for exempt employees and the write-off of the Company's remaining interests in certain joint ventures totaling $18.1 million. Excluding the effects of these items, the Company's net loss for the first half of 2001 was $108.9 million. Last year's first six months resulted in net income of $1.2 million, or $0.03 per diluted share.

     Net sales in the first half of 2001 were $492.3 million, a decrease of $142.2 million or 22% from the first half of 2000. Total shipments in the first half of 2001 were 1.2 million tons compared to the first half of 2000 shipments of 1.4 million tons. The decrease in revenue and shipments reflects weaker market conditions for the Company's sheet products.

     Sheet product net sales for the first half of 2001 were $261.7 million, a decrease of $148.3 million from the first half of 2000. Shipments of sheet product in the first half of 2001 were 770 thousand tons compared to 1,019 thousand tons in the first half of 2000. The decline in revenue resulted from both a decline in shipments and selling prices.

     Tin mill product net sales for the first half of 2001 were $230.6 million, an increase of $6.1 million from the first half of 2000. Shipments of tin mill product in the first half of 2001 were 393 thousand tons compared to 375 thousand tons for the same period in 2000.

     Costs of sales for the first half of 2001 were $533.0 million, or $458 per ton, compared to $559.2 million, or $401 per ton, for the first half of 2000. The increase in cost of sales per ton was attributable to greater pension expense, higher energy costs and a shift to a higher value added product mix.

     The Company established and implemented the 2001 Workforce Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company is operating with approximately 630 non-represented employees and approximately 3,500 represented employees.

     Due to the program, the Company recorded a $12.3 million restructuring charge during the first quarter of 2001. The restructuring charge consisted of $5.4 million of pension benefits and $3.9 million of other postretirement benefits. The remaining $3.0 million was related to other separation and severance benefits provided to the affected employees. For the six months ended June 30, 2001, the Company paid $0.5 million related to the restructuring charge. The resulting estimated annual savings from the program are expected to be $4.6 million.

     The Company's loss from unconsolidated subsidiaries increased $10.6 million from the first half of 2000 to the first half of 2001. The additional loss resulted from the write-down of the Company's investments in GalvPro and MetalSite to zero during the first quarter of 2001.

     Interest expense increased $1.4 million in the first half of 2001 when compared to the same period in 2000. The Company had $65.0 million outstanding under its Inventory Facility as of June 30, 2001. No amounts were outstanding under this facility during the first half of 2000.

     Other income declined $2.3 million from the first half of 2000 to the first half of 2001. The decline resulted from lower interest income on unused cash due to a lower average cash balance.

     During the second quarter of 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. It was determined that the Company's cumulative financial losses had reached the point that fully reserving the deferred tax assets was required.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and available financing facilities amounted to $55.4 million at June 30, 2001 as compared to $105.4 million at March 31, 2001 and $131.7 million at December 31, 2000. The Company's liquidity has continued to decline primarily as a result of operating losses from prolonged adverse market conditions. During the first half of 2001, the Company utilized an additional $68.0 million under its available working capital financing facilities. As of June 30, 2001, the total amount utilized under existing working capital financing facilities was $93.0 million. The total additional amount available under the facilities was $9.8 million.

     As of June 30, 2001, the Company had cash and equivalents of $45.6 million compared to $32.0 million as of December 31, 2000. The Company's statements of cash flows for the six months ended June 30 are summarized below:

                                                          2001        2000
                                                        --------    ---------
                                                        DOLLARS IN THOUSANDS
Net cash used by operating activities.................  $(43,243)   $ (82,472)
Net cash used by investing activities.................    (8,137)     (13,501)
Net cash provided (used) by financing activities......    65,000      (13,217)
                                                        --------    ---------
Increase (decrease) in cash...........................  $ 13,620    $(109,190)
                                                        ========    =========

     In the first six months of 2001, the Company undertook measures to improve cash flow and liquidity by substantially reducing cash outflows for investing activities and by reducing overall operating costs and net working capital investment. Despite a net loss of $293.1 million in the first half of 2001, which included a non-cash restructuring charge of $12.3 million, a $153.8 million non-cash provision to fully reserve deferred tax assets, and the $18.1 million non-cash write-off of the Company's investments in GalvPro and MetalSite, the Company's net cash outflow from operations was $43.2 million. The Company limited its net operating cash outflow by substantially reducing its working capital investment, primarily through a $42.4 million reduction in inventory.

     The first six months of 2000 included payments for alternative minimum taxes, profit sharing and the repurchase of $35.0 million of funded participation interest in the Company's accounts receivable which had been sold in October 1999.

     The Company's available working capital financing facilities include a bank credit facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility") and, through Weirton Receivables Inc. ("WRI"), a wholly owned subsidiary, Receivables Participation Agreements providing for a total commitment of up to $95.0 million, including a letter of credit subfacility of up to $25.0 million. As of June 30, 2001, the Company had $93.0 million utilized under the facilities. Actual amounts available under the facilities depend on the values of the underlying assets.

     In July 2001, as the Company continued to reduce inventory levels, amounts available for borrowing under the Inventory Facility dropped below amounts outstanding. Therefore, the Company repaid $2.9 million of the outstanding balance. As part of liquidity management efforts, the Company will continue to reduce its investment in working capital, which may require further repayment of utilized amounts.

  Liquidity Outlook

     As of August 10, 2001 the Company's total liquidity was $29.8 million. The Company's future liquidity will remain dependent upon operating performance, which is closely related to business conditions in the domestic steel industry, and sources of financing. If actual results of operations do not improve from those achieved in the first six months of 2001 or new financing sources are not made accessible, the Company's liquidity will become insufficient for its needs.

     In addition to the cash conservation efforts outlined above, the Company is pursuing a number of business strategies. The principal strategies include: (i) seeking additional sources of liquidity through new financing arrangements, including the combination and expansion of its current working capital facilities; (ii) seeking to reduce operating costs even more aggressively; (iii) seeking ways to improve margins through enriched product mix; and (iv) seeking opportunities for asset acquisition, combinations or other affiliation. Although the Company is actively pursuing these alternatives, there can be no assurance that transactions or other steps required for their implementation can be developed in a timely manner or consummated successfully on terms favorable to the Company.

     Recessionary conditions continue to prevail in the domestic steel industry, materially and adversely affecting the Company and its competitors. If such conditions do not abate or if the Company cannot meet its future liquidity needs through additional business strategies such as those outlined above, the Company may be required to consider additional alternatives, which would include financial restructuring.

LABOR NEGOTIATIONS

     In June 2001, the Company and four bargaining units covering all represented employees ratified new labor agreements. The agreements are retroactive to the expiration dates of the former contracts and extend through September 1, 2002. The new agreements contain language permitting the contracts to be reopened in the event of certain contingencies.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     A primary source of energy used by the Company in its steel manufacturing process is natural gas. For the three months ended June 30, 2001 and 2000, the average price of natural gas consumed by the Company was $5.32/mcf and $3.00/mcf, respectively, for a total cost of $15.7 million and $13.7 million, respectively. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's third quarter pretax income of approximately $1.6 million.

OUTLOOK

     Difficult commercial and operating conditions persist due to the residual effect of unfairly priced imports, the slowing domestic economy and continued high energy costs. The Company anticipates that market conditions will remain challenging throughout the second half of 2001.

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

August 14, 2001