Form 10-Q
period 2001-09-30
WEIRTON STEEL CORP
filed 2001-11-01
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
     --------------------     --------------------.

                         COMMISSION FILE NUMBER 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                   06-1075442
     (State or other jurisdiction                       (IRS employer
          of incorporation or                          identification #)
            organization)

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

                            Yes [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of October 26, 2001 was 41,498,561.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      2001       2000       2001        2000
                                                    --------   --------   ---------   --------
NET SALES.........................................  $241,495   $273,099   $ 733,827   $907,614
OPERATING COSTS:
  Cost of sales...................................   267,081    258,803     800,063    817,956
  Selling, general and administrative expenses....     8,643     13,026      25,750     30,899
  Depreciation....................................    16,350     16,249      49,011     49,338
  Restructuring charge............................        --         --      12,338         --
  Profit sharing..................................        --       (590)         --         --
                                                    --------   --------   ---------   --------
       Total operating costs......................   292,074    287,488     887,162    898,193
                                                    --------   --------   ---------   --------
INCOME (LOSS) FROM OPERATIONS.....................   (50,579)   (14,389)   (153,335)     9,421
  Loss from unconsolidated subsidiaries...........       (38)   (10,448)    (18,518)   (18,359)
  Interest expense................................    (9,453)    (8,746)    (28,347)   (26,270)
  Other income (expense), net.....................       (94)     1,221         677      4,341
                                                    --------   --------   ---------   --------
LOSS BEFORE INCOME TAXES..........................   (60,164)   (32,362)   (199,523)   (30,867)
  Income tax provision (benefit)..................        --     (6,179)    153,765     (5,865)
                                                    --------   --------   ---------   --------
NET LOSS..........................................  $(60,164)  $(26,183)  $(353,288)  $(25,002)
                                                    ========   ========   =========   ========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
  Basic...........................................    41,589     41,313      41,578     41,456
  Diluted.........................................    41,589     41,313      41,578     41,456
NET LOSS PER SHARE:
     Basic........................................  $  (1.45)  $  (0.63)  $   (8.50)  $  (0.60)
     Diluted......................................  $  (1.45)  $  (0.63)  $   (8.50)  $  (0.60)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $775...    $  38,930      $  32,027
  Receivables, less allowances of $8,046 and $9,008,
     respectively...........................................       71,829         74,987
  Inventories...............................................      124,913        202,377
  Deferred income taxes.....................................           --         39,654
  Other current assets......................................        3,736         11,342
                                                                ---------      ---------
     Total current assets...................................      239,408        360,387
Property, plant and equipment, net..........................      447,202        487,664
Investment in unconsolidated subsidiaries...................        1,622         19,375
Deferred income taxes.......................................           --        114,111
Other assets and deferred charges...........................        8,649          8,834
                                                                ---------      ---------
Total Assets................................................    $ 696,881      $ 990,371
                                                                =========      =========
LIABILITIES:
Current liabilities:
  Payables..................................................    $  75,167      $  76,415
  Employment costs..........................................       71,051         68,751
  Taxes other than income taxes.............................       12,530         12,886
  Other current liabilities.................................       10,890          9,122
                                                                ---------      ---------
     Total current liabilities..............................      169,638        167,174
Long term debt obligations..................................      348,454        299,253
Long term pension obligation................................       94,140         79,994
Postretirement benefits other than pensions.................      313,262        319,320
Other long term liabilities.................................       40,518         40,619
                                                                ---------      ---------
     Total Liabilities......................................      966,012        906,360
Redeemable stock, net.......................................       20,812         21,111
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,809,370 and 43,788,832 shares issued, respectively.....          438            438
Additional paid-in-capital..................................      459,694        460,521
Retained earnings (deficit).................................     (736,598)      (383,310)
Other stockholders' equity..................................      (13,477)       (14,749)
                                                                ---------      ---------
     Total Stockholders' Equity (Deficit)...................     (289,943)        62,900
                                                                ---------      ---------
     Total Liabilities, Redeemable Stock, Net, and
      Stockholders' Equity (Deficit)........................    $ 696,881      $ 990,371
                                                                =========      =========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(353,288)  $ (25,002)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................     49,011      49,338
     Deferred income taxes..................................    153,765      (5,865)
     Loss from unconsolidated subsidiaries..................     18,518      18,359
     Restructuring charge...................................     12,338          --
     Amortization of deferred financing costs...............      1,273       1,263
     Cash provided (used) by working capital items:
       Receivables..........................................      3,158     (33,468)
       Inventories..........................................     77,464     (27,520)
       Other current assets.................................      7,509        (488)
       Payables.............................................     (1,448)    (10,390)
       Employment costs.....................................         37     (11,679)
       Other current liabilities............................      1,412      (8,104)
     Long term pension obligation...........................      8,775      (8,476)
     Postretirement benefits other than pensions............     (9,960)     (5,480)
     Other..................................................     (1,300)     (8,455)
                                                              ---------   ---------
NET CASH USED BY OPERATING ACTIVITIES.......................    (32,736)    (75,967)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................     (8,549)    (20,197)
  Loans and advances to unconsolidated subsidiaries.........       (793)    (30,319)
                                                              ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES.......................     (9,342)    (50,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long term debt obligations...............     65,000          --
  Repayment of debt obligations.............................    (16,019)     (5,831)
  Purchase of treasury stock................................         --     (15,972)
  Reissuance of treasury stock..............................         --       7,205
  Issuance of common stock..................................         --          67
                                                              ---------   ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............     48,981     (14,531)
                                                              ---------   ---------
NET CHANGE IN CASH AND EQUIVALENTS..........................      6,903    (141,014)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................     32,027     209,270
                                                              ---------   ---------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $  38,930   $  68,256
                                                              =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  26,668   $  25,291
  Income taxes paid (refunded), net.........................     (6,822)      7,663

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, OR IN MILLIONS OF DOLLARS
                                WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. The Consolidated Condensed Balance Sheet as of December 31, 2000 has been derived from the audited balance sheet included in the Company's 2000 Annual Report on Form 10-K. Unless context otherwise requires, the terms "Weirton," "the Company," "we," "us" and "our" refer to Weirton Steel Corporation and its consolidated subsidiaries. Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

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

     During the nine months ended September 30, 2001, the Company's liquidity from cash and available working capital financing facilities declined $89.9 million to $41.8 million. The Company's future liquidity will be dependent on operating performance, which is closely related to business conditions in the domestic steel industry, the full implementation of operating cost reduction programs, and sources of financing. See Note 3 "Liquidity and Financing Arrangements."

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

     Certain reclassifications have been made to prior period amounts to conform with current year presentation.

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
Raw materials.......................................      29,747        $ 84,120
Work-in-process.....................................      29,190          40,242
Finished goods......................................      65,976          78,015
                                                        --------        --------
                                                        $124,913        $202,377
                                                        ========        ========

NOTE 3

LIQUIDITY AND FINANCING ARRANGEMENTS

     Total liquidity from cash and available financing facilities amounted to $41.8 million at September 30, 2001 compared to $131.7 million at December 31, 2000. The Company's available working capital financing facilities include a bank credit facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility") and, through its wholly owned subsidiary Weirton Receivables Inc. ("WRI"), Receivables Participation Agreements providing for a total commitment of up to $95.0 million, including a letter of credit subfacility of up to $25.0 million. Actual amounts available under the facilities depend on the values of the underlying assets.

     As of September 30, 2001, the Company had borrowed $49.0 million under the Inventory Facility and had utilized $28.0 million from the sale of receivables under the Receivables Participation Agreements. No additional amounts were available under the Inventory Facility and $2.8 million was available under the receivables facilities.

     On October 26, 2001 the Company entered into a new $200.0 million syndicated senior secured revolving credit facility with a consortium of lenders to refinance the existing Inventory Facility and Receivables Participation Agreements. Through this new asset-based facility, management believes it will be able to more effectively borrow against the Company's accounts receivable and inventory and generate additional availability of approximately $35 to $40 million (at existing asset levels).

     The senior credit facility, which matures on March 31, 2004, consists of up to $200.0 million of available revolving loans secured by the Company's accounts receivable and inventory, including a $25.0 million letter of credit subfacility and a $25.0 million term subfacility, which in addition to the collateral described above, is also secured by the real property constituting our No. 9 tin tandem mill and all equipment and fixtures located on that property. Although a portion of the senior credit facility will be secured by the No. 9 tin tandem mill, the Company will be permitted, with reasonable consent of the lenders under the facility, to enter into a sale and leaseback or other financing involving the No. 9 tin tandem mill subject to potential reductions in availability under the senior credit facility.

     Amounts actually available to the Company from time to time under the facility are based upon the level of qualifying accounts receivable and inventory subject to a minimum availability reserve. Borrowings under the senior credit facility bear interest at variable rates on the basis of either LIBOR or the prime rate announced from time to time by Fleet National Bank, at our option plus an applicable margin. In addition to such interest, we will also pay a commitment fee equal to 0.50% per annum on the unused portion of the credit facility.

     In October, the Company also obtained assistance from certain key vendors through vendor financing programs to improve our near term liquidity. Under the vendor financing programs, we have negotiated arrangements with over 60 vendors in the form of cash contributions purchase credits or other concessions to achieve one-time cash benefits of at least $30.0 million in the aggregate. The principal transactions under the vendor financing programs are a sale and leaseback of our Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors, and the expected sale and leaseback of our general office building and research and development building. The sale and leaseback transaction of our Foster-Wheeler Steam Generating Plan has been accounted for as a financing or borrowing transaction.

     In addition to efforts to enhance its financing arrangements, the Company has also initiated an operating cost savings program. As part of that program, management and the ("IGU") Independent Steelworkers Union ("ISU") and Independent Guards Union have been able to negotiate new labor agreements, expiring in March 2004, that will significantly reduce the number of hourly employees, primarily facilitated through work rule changes. The agreement for our production and maintenance employees provides for the permanent elimination of a minimum of 372 jobs. The office clerical and technical agreement provides for the right to eliminate a minimum of 78 jobs. As part of our operating cost savings program, we also plan to reduce our non-represented workforce by 100 people. We also intend to make significant changes to the employee benefits package resulting in additional cost savings. We expect to record a fourth quarter restructuring charge of between $75.0 and $85.0 million related to the workforce reduction.

     As another part of our strategic plan, we are attempting to restructure our long-term debt and lower our debt service costs through concurrent exchange offers of our new debt issues for outstanding senior notes and Series 1989 Pollution Control Bonds. Under the senior credit facility, following the consummation of the exchange offers on satisfactory terms and conditions, we will be able to make scheduled semi-annual cash interest payments on the new issues, provided that these cash payments are reserved for against availability under the facility. The reserve will reduce amounts available to us under the senior credit facility up to a maximum of approximately $6 million in any six month period, assuming valid tenders of all of the aggregate principal amount of the outstanding notes and Series 1989 Bonds. In the event that less than all of the aggregate principal amount of the outstanding notes and Series 1989 Bonds are tendered in the exchange offers, we are permitted to make cash interest payments on any remaining outstanding notes and Series 1989 Bonds of up to $4 million in any year subject to similar reservation against availability under the facility.

     If we do not successfully complete the exchange offers, under our voluntary financing restructuring plan presented to our senior bank lenders and as reflected in our senior credit facility, we will not make scheduled cash interest payments for a period of at least one year on any outstanding notes and Series 1989 Bonds. Thereafter, any interest payments will be made, provided that these payments are included in the reserve under the senior credit facility described above.

     In any event, failure to pay interest on current outstanding notes and bonds would result in an event of default and may cause an acceleration of the outstanding notes and Series 1989 Bonds, unless the payment defaults were cured. In addition, an acceleration of the principal of our outstanding notes and Series 1989 Bonds may constitute a default under our senior credit facility. In such circumstances, we may have to seek bankruptcy protection or commence liquidation or administrative proceedings.

NOTE 4

EARNINGS PER SHARE

     For the three and nine months ended September 30, 2001, basic and diluted earnings per share were the same; however, securities totaling 1,510,854 and 1,521,716 respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

     For the three and nine months ended September 30, 2000, basic and diluted earnings per share were the same; however, securities totaling 1,676,943 and 2,262,943 respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

     For the three months ended September 30, 2001 and 2000, there were an additional 2,445,250 and 1,178,606 options, respectively, outstanding for which the exercise price was greater than the average market price. For the nine months ended September 30, 2001 and 2000, there were an additional 3,159,582 and 188,372 options, respectively, outstanding for which the exercise price was greater than the average market price.

NOTE 5

JOINT VENTURES

  GalvPro

     The Company incurred equity losses, including a charge to write its investment in GalvPro to zero, of $12.2 million during the first quarter of 2001.

     In August 2001, GalvPro LP ("GalvPro") filed for Chapter 11 bankruptcy. The Company has no direct liability resulting from GalvPro's filing and therefore continues to carry a zero balance for its investment in GalvPro.

  MetalSite

     The Company incurred equity losses, including a charge to write its investment in MetalSite to zero, of $5.8 million during the first quarter of 2001. The Company maintains a zero equity investment balance related to MetalSite on its balance sheet.

NOTE 6

RESTRUCTURING CHARGE

     The Company established and implemented the 2001 Workforce Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company is operating with approximately 630 non-represented employees and approximately 3,500 represented employees.

     Due to the program, the Company recorded a $12.3 million restructuring charge during the first quarter of 2001. The restructuring charge consisted of $5.4 million of pension benefits and $3.9 million of other postretirement benefits. The remaining $3.0 million was related to other separation and severance benefits provided to the affected employees. For the nine months ended September 30, 2001, the Company paid $0.7 million related to the restructuring charge. As of September 30, 2001, the Company had a $1.7 million severance benefits liability related to the program.

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

     The Company's results to date and the current outlook for the remainder of 2001 are worse than the Company anticipated at the beginning of the year. In the absence of specific favorable factors, application of FASB Statement No. 109, issued in 1992, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, the Company has provided a 100% valuation allowance for its deferred tax assets during the quarter ended June 30, 2001, increasing the non-cash provision for income taxes and net loss for that quarter by $153.8 million, or $3.70 per diluted share. The Company will continue to provide a 100% valuation allowance for the deferred income tax assets until it returns to an appropriate level of financial accounting income.

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

     As of September 30, 2001, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or to conduct remedial activity that may be required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with and are qualified in their entirety by the unaudited consolidated condensed financial statements of the Company and notes thereto. The unaudited consolidated condensed financial statements of Weirton Steel Corporation include the accounts of its wholly and majority owned subsidiaries. Unless context otherwise requires, the terms "Weirton," "the Company," "we," "us" and "our" refer to Weirton Steel Corporation and its consolidated subsidiaries.

OVERVIEW

     The Company, like most U.S. integrated steel producers has sustained significant operating losses and loss of liquidity as a result of adverse market conditions caused by a decrease in demand due to current slowing economic conditions and depressed selling prices caused in substantial part be recent dramatic increases in imported steel. Since 1998, at least seventeen steel companies have filed for bankruptcy protection. These trends were precipitated by the Asian economic crisis, which resulted in a surge of imports in the third and fourth quarters of 1998, actions by the ITC against Japan, Brazil and Russia in early 1999, the more recent import surge in late 2000 and 2001 and the current manufacturing recession in the U.S. and strength in the U.S. dollar.

     In response to the severe weakness in the domestic steel industry and our worsening financial condition, The Company has developed a strategic plan to reduce operating costs, improve liquidity and working capital position, and fundamentally reposition the business to focus on the production and sale of tin mill products and other higher margin value-added products.

     The strategic plan includes five integral steps, and we will begin to recognize the benefits of the first three steps later in the fourth quarter of 2001.

     - reducing operating costs on an annual basis through the full implementation of an operating cost savings program which became effective in late October 2001 which includes a workforce reduction, reductions to our employee benefits and other operating cost savings;

     - improving liquidity and long-term supplier relationships through vendor financing programs entered into with over 60 suppliers in late October 2001;

     - increasing borrowing availability and liquidity through the refinancing of bank credit and asset securitization facilities, which became effective in late October 2001;

     - restructuring our long-term debt and lowering our debt service cost through concurrent exchange offers of our senior notes and Series 1989 Pollution Control Bonds for new issues by year end in order to increase our liquidity and financial flexibility as well as to increase our overall financial stability.

     - fundamentally repositioning the business to focus on tin mill and other higher margin sheet products and significantly reduce our presence in the commodity flat-rolled market.

  Anticipated Results for 2001

     At present, excluding the impact of one-time restructuring charges, we anticipate fourth quarter operating results to be comparable to those achieved during the third quarter. We also anticipate fourth quarter revenues to be comparable to the third quarter.

     We estimate fourth quarter tin shipments to increase modestly, mainly due to increased food-pack shipments for late harvesting of crops caused by adverse weather conditions. We expect prices will be consistent with those prevailing in the third quarter. Fourth quarter sheet product shipments are expected to decline from third quarter levels. Previously anticipated sheet product price increases for the fourth quarter will not materialize due to expected reduction in demand from hot rolled service centers and pipe and tube manufactures. We also expect reduced demand for cold rolled and coated from steel service centers tied to the economic picture.

     We anticipate some fourth quarter benefit from cost reduction activities that are part of our strategic plan. At present, we anticipate that our cost savings program will result in a one time restructuring charge between $75.0 and $85.0 million during the fourth quarter.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2000

     The Company's net loss for the third quarter of 2001 was $60.2 million, or $1.45 per diluted share. This compares with a net loss of $26.2 million, or $0.63 per diluted share, for the same period in 2000.

     Net sales in the third quarter of 2001 were $241.5 million, a decrease of $31.6 million or 12% from the third quarter of 2000. Total shipments in the third quarter of 2001 were 556 thousand tons compared to the third quarter of 2000 shipments of 583 thousand tons. The decrease in revenue and shipments of 27 thousand tons reflects the extremely adverse market conditions that have troubled the domestic steel industry over the past fifteen months. In addition to the impact of the decrease in shipment volume, revenues were negatively impacted by lower selling prices on all products. Sheet product prices were lower by $60 to $90 per ton during the third quarter of 2001 compared to the third quarter of 2000. Tin mill product prices were comparable to the third quarter of 2000. Partially offsetting the impact of lower sheet product selling prices and volumes was a shift to a higher value added product mix with a notable increase in tin plate shipments as a percentage of total shipments.

     Sheet product net sales for the third quarter of 2001 were $120.7 million, a decrease of $34.9 million from the third quarter of 2000. Shipments of sheet product in the third quarter of 2001 were 353 thousand tons compared to 386 thousand tons in the third quarter of 2000. The decline in revenue resulted from both a decline in shipments and substantial declines in selling prices.

     Tin mill product net sales for the third quarter of 2001 were $120.8 million, an increase of $3.3 million from the third quarter of 2000. Shipments of tin mill product in the third quarter of 2001 were 203 thousand tons compared to 197 thousand tons in the third quarter of 2000. The increase in revenue resulted from the increase in shipments, which was partially offset by a decrease in selling prices.

     Cost of sales for the third quarter of 2001 were $267.1 million, or $480 per ton, compared to $258.8 million, or $444 per ton, for the third quarter of 2000. The increase in cost of sales per ton was attributable to greater pension expense, higher energy costs and a shift to a higher value added product mix. The decrease in shipments also contributed to the higher cost of sales per ton as the Company lost certain economies of scale.

     The Company established and implemented the 2001 Workforce Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company is operating with approximately 630 non-represented employees and approximately 3,500 represented employees. The effects of the program along with other cost reduction efforts helped reduce selling, general and administrative expenses by $4.4 million in the third quarter of 2001 when compared to the same period in 2000.

     The Company's loss from unconsolidated subsidiaries decreased $10.4 million when compared to the third quarter of 2000. The third quarter of 2001 included no equity losses from GalvPro or MetalSite, which had been written-off in the first quarter of 2001.

     Interest expense increased $0.7 million in the third quarter of 2001 when compared to the same period in 2000. The Company had $49.0 million outstanding under its Inventory Facility as of September 30, 2001. No amounts were outstanding under this facility during the third quarter of 2000.

     Third quarter 2001 other income declined $1.3 million when compared to the same period in 2000. The decline resulted from lower interest income on unused cash due to a lower average cash balance and the expense associated with the amounts utilized under the Company's receivables facilities.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2000

     The Company's net loss for the first nine months of 2001 was $353.3 million, or $8.50 per diluted share, which included a non-cash charge of $153.8 million to fully reserve the deferred tax assets, a restructuring charge of $12.3 million associated with an involuntary reduction program for non-represented employees and the write-off of the Company's remaining interests in certain joint ventures totaling $18.1 million. Excluding the effects of these items, the Company's net loss for the first nine months of 2001 was $169.1 million. Last year's first nine months resulted in a net loss of $25.0 million, or $0.60 per diluted share.

     Net sales in the first nine months of 2001 were $733.8 million, a decrease of $173.8 million or 19% from the first nine months of 2000. Total shipments in the first nine months of 2001 were 1.7 million tons compared to the first nine months of 2000 shipments of 2.0 million tons. The decrease in revenue reflects the extremely adverse market conditions that have troubled the domestic steel industry since 1998 and have significantly worsened over the past fifteen months. In addition to the impact of the decrease in shipment volume, revenues were negatively impacted by lower selling prices on all products. Sheet product prices were lower by $65 to $85 per ton during the first nine months of 2001 compared to 2000. Tin mill product prices were down approximately $8 per ton over the same period. Partially offsetting the impact of lower selling prices and volumes was a shift to a higher value added product mix with a notable increase in tin plate shipments as a percentage of total shipments.

     Sheet product net sales for the first nine months of 2001 were $382.5 million, a decrease of $183.5 million from the first nine months of 2000. Shipments of sheet product in the first nine months of 2001 were 1.1 million tons compared to 1.4 million tons in the first nine months of 2000. The decline in revenue resulted from both a decline in shipments and substantial declines in selling prices.

     Tin mill product net sales for the first nine months of 2001 were $351.3 million, an increase of $9.7 million from the first nine months of 2000. Shipments of tin mill product in the first nine months of 2001 were 595 thousand tons compared to 572 thousand tons for the same period in 2000. The increase in revenue resulted from the increase in shipments, which was partially offset by a decrease in selling prices.

     Costs of sales for the first nine months of 2001 were $800.1 million, or $466 per ton, compared to $818.0 million, or $414 per ton, for the first nine months of 2000. The increase in cost of sales per ton was attributable to greater pension expense, higher energy costs and a shift to a higher value added product mix. The decrease in shipments also contributed to the higher cost of sales per ton as the Company lost certain economies of scale.

     The Company established and implemented the 2001 Workforce Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company is operating with approximately 630 non-represented employees and approximately 3,500 represented employees. The effects of the program along with other cost reduction efforts helped reduce selling, general and administrative expenses by $5.1 million in the first nine months of 2001 when compared to the same period in 2000.

     Due to the program, the Company recorded a $12.3 million restructuring charge during the first quarter of 2001. The restructuring charge consisted of $5.4 million of pension benefits and $3.9 million of other postretirement benefits. The remaining $3.0 million was related to other separation and severance benefits provided to the affected employees. For the nine months ended September 30, 2001, the Company paid $0.7 million related to the restructuring charge. The resulting estimated annual savings from the program are expected to be $4.6 million.

     During the first quarter of 2001, the Company recorded an $18.1 million loss from unconsolidated subsidiaries to write-off its investments in MetalSite Inc. and GalvPro, L.P. During the first nine months of 2000, losses from these two unconsolidated subsidiaries accounted for a majority of the total loss from unconsolidated subsidiaries.

     Interest expense increased $2.1 million in the first nine months of 2001 when compared to the same period in 2000. The Company had $49.0 million outstanding under its Inventory Facility as of September 30, 2001. No amounts were outstanding under this facility during the first nine months of 2000. The interest expense resulting from that borrowing is responsible for the increase in interest expense during the first nine months of 2001.

     Other income declined $3.7 million from the first nine months of 2000 to the first nine months of 2001. The decline resulted from lower interest income on unused cash due to a lower average cash balance and the expense associated with the amounts utilized under the Company's receivables facilities.

     During the second quarter of 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. It was determined that the Company's cumulative financial losses had reached the point that fully reserving the deferred tax assets was required. However, if we generate taxable income prior to the expiration of our net operating losses, we would be able to utilize them to help offset our tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and available financing facilities amounted to $41.8 million at September 30, 2001 as compared to $55.4 million at June 30, 2001 and $131.7 million at December 31, 2000. The Company's liquidity has continued to decline primarily as a result of operating losses from prolonged adverse market conditions. During the first nine months of 2001, the Company utilized an additional $52.0 million under its available working capital financing facilities. As of September 30, 2001, the total amount utilized under existing working capital financing facilities was $77.0 million. The total additional amount available under the facilities was $2.8 million.

     As of September 30, 2001, the Company had cash and equivalents of $38.9 million compared to $32.0 million as of December 31, 2000. The Company's statements of cash flows for the nine months ended September 30 are summarized below:

                                                                2001       2000
                                                              --------   ---------
                                                              DOLLARS IN THOUSANDS
Net cash used by operating activities.......................  $(32,736)  $ (75,967)
Net cash used by investing activities.......................    (9,342)    (50,516)
Net cash provided (used) by financing activities............    48,981     (14,531)
                                                              --------   ---------
Increase (decrease) in cash.................................  $  6,903   $(141,014)
                                                              ========   =========

     In the first nine months of 2001, the Company undertook measures to improve cash flow and liquidity by substantially reducing cash outflows for investing activities and by reducing overall operating costs and net working capital investment. Despite a net loss of $353.3 million in the first nine months of 2001, which included a non-cash restructuring charge of $12.3 million, a $153.8 million non-cash provision to fully reserve deferred tax assets, and the $18.1 million non-cash write-off of the Company's investments in GalvPro and MetalSite, the Company's net cash outflow from operations was $32.7 million. The Company limited its net operating cash outflow by substantially reducing its working capital investment, primarily through a $77.5 million reduction in inventory.

     The first nine months of 2000 included payments for alternative minimum taxes, profit sharing and the repurchase of $35.0 million of funded participation interest in the Company's accounts receivable which had been sold in October 1999.

     At September 30, 2001, the Company's available working capital financing facilities included a revolving credit facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility") and, through Weirton Receivables Inc. ("WRI"), a wholly owned subsidiary, Receivables Participation Agreements providing for a total commitment of up to $95.0 million, including a letter of credit subfacility of up to $25.0 million. As of September 30, 2001, the Company had $77.0 million utilized under the facilities. Actual amounts available under the facilities depend on the values of the underlying assets.

     Net deferred tax assets were $153.8 million as of December 31, 2000, which consisted primarily of the carrying value of net operating loss carryforwards and other tax credits and net deductible temporary differences available to reduce our cash requirements for the payment of future federal income tax. FASB Statement No. 109, "Accounting for Income Taxes" requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The Company has recorded losses in recent years and those losses have cast doubt over the Company's ability to its realize deferred tax assets. The Company therefore recorded a tax provision of $153.8 million in the second quarter of 2001 to fully reserve its deferred tax assets. Though the assets remain fully reserved, should the Company generate taxable income prior to the expiration of net operating loss carryforwards, those assets would be available to any income tax liability. The Company was required in 2000 and 1999, and may be required in future periods, to make cash payments for income taxes under federal alternative minimum tax regulations.

     On October 26, 2001 the Company entered into a new $200.0 million syndicated senior secured revolving credit facility with a consortium of lenders to refinance the existing Inventory Facility and Receivables Participation Agreements. Through this new asset-based facility, management believes it will be able to more effectively borrow against the Company's accounts receivable and inventory and generate additional availability of approximately $35 to $40 million (at existing asset levels).

     The senior credit facility, which matures on March 31, 2004, consists of up to $200.0 million of available revolving loans secured by the Company's accounts receivable and inventory, including a $25.0 million letter of credit subfacility and a $25.0 million term subfacility, which in addition to the collateral described above, is also secured by the real property constituting our No. 9 tin tandem mill and all equipment and fixtures located on that property. Although a portion of the senior credit facility will be secured by the No. 9 tin tandem mill, the Company will be permitted, with reasonable consent of the lenders under the facility, to enter into a sale and leaseback or other financing involving the No. 9 tin tandem mill subject to potential reductions in availability under the senior credit facility.

     Amounts actually available to the Company from time to time under the facility are based upon the level of qualifying accounts receivable and inventory subject to a minimum availability reserve. Borrowings under the senior credit facility bear interest at variable rates on the basis of either LIBOR or the prime rate announced from time to time by Fleet National Bank, at our option, plus an applicable margin. In addition to such interest, we will also pay a commitment fee equal to 0.50% per annum on the unused portion of the credit facility.

     In late October 2001, the Company also obtained assistance from our key vendors through vendor financing programs to improve our near term liquidity. Under the vendor financing programs, we have negotiated arrangements with over 60 vendors in the form of purchase credits or other concessions to achieve one-time cash benefits of approximately $30.0 million in the aggregate. The principal transaction under the vendor financing program is a sale and leaseback transaction of our Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors, and the expected sale and leaseback of our general office building and research and development building. The sale and leaseback transaction of our Foster-Wheeler Steam Generating Plan has been accounted for as a financing or borrowing transaction.

     In addition to efforts to enhance its financing arrangements, the Company has also initiated an operating cost savings program. As part of that program, management and the ("IGU") Independent Steelworkers Union ("ISU") and Independent Guards Union have been able to negotiate new labor agreements, expiring no earlier than March 2004, that will significantly reduce the number of hourly employees, primarily facilitated through work rule changes.

     As part of our announced voluntary financial restructuring plan, we also plan to reduce our non-represented workforce by 100 people. We also intend to make significant changes to the employee benefits package resulting in additional cost savings. We expect to record a fourth quarter restructuring charge of between $75.0 and $85.0 million related to the workforce reduction.

     As another part of our strategic plan, we are attempting to restructure our long-term debt and lower our debt service costs through concurrent exchange offers of our new debt issues for outstanding senior notes and Series 1989 Pollution Control Bonds. Under the senior credit facility, following the consummation of the exchange offers on satisfactory terms and conditions, we will be able to make scheduled semi-annual cash interest payments on the new issues, provided that these cash payments are reserved for against availability under the facility. The reserve will reduce amounts available to us under the senior credit facility up to a maximum of approximately $6 million in any six month period, assuming valid tenders of all of the aggregate principal amount of the outstanding notes and Series 1989 Bonds. In the event that less than all of the aggregate principal amount of the outstanding notes and Series 1989 Bonds are tendered in the exchange offers, we are permitted to make cash interest payments on any remaining outstanding notes and Series 1989 Bonds of up to $4 million in any year subject to similar reservation against availability under the facility.

     If we do not successfully complete the exchange offers, under our voluntary financing restructuring plan presented to our senior bank lenders and as reflected in our senior credit facility, we will not make scheduled cash interest payments for a period of at least one year on any outstanding notes and Series 1989 Bonds. Thereafter, any interest payments will be made, provided that these payments are included in the reserve under the senior credit facility described above.

     In any event, failure to pay interest on current outstanding notes and bonds would result in an event of default and may cause an acceleration of the outstanding notes and Series 1989 Bonds, unless the payment defaults were cured. In addition, an acceleration of the principal of our outstanding notes and Series 1989 Bonds may constitute a default under our senior credit facility. In such circumstances, we may have to seek bankruptcy protection or commence liquidation or administrative proceedings.

     Subject to the consummation of the exchange offers, based on the amount of cash on hand, the amount of cash expected to be generated from operating activities, cash savings resulting from our employment cost savings program and our vendor financing programs, additional borrowing availability under our new senior credit facility and liquidity improvement as a result of the consummation of the concurrent exchange offers, our management believes that we will have sufficient cash to meet our operating cash needs over the next twelve to eighteen months. There can be no assurance, however, that the exchange offers will be consummated or that we will have sufficient cash to meet our operating needs. In addition, financing of potential strategic acquisitions is possibly expected to require the issuance of additional debt and equity securities or other consideration, subject to the restrictions in the senior credit facility and the indenture governing the Senior Secured Discount Notes. We can make no assurance that additional financing or other sources of funds sufficient to fund acquisitions will be available to us.

     The consummation of the concurrent exchange offer is critical to the success of our strategic plan. If we are unable to consummate the exchange offers and the outstanding notes and Series 1989 Bonds are accelerated, we may have to seek bankruptcy protection or commence liquidation or administrative proceedings.

LABOR NEGOTIATIONS

     In June 2001, the Company and four bargaining units covering all represented employees ratified labor agreements. The agreements are retroactive to the expiration dates of the former contracts and extend through September 1, 2002. The Company and the bargaining units reopened those agreements and modified the agreements to allow for the necessary workforce reductions to implement the Company's planned employment cost savings program. The new agreements extend through at least March 2004. They contain workrule and retirement provisions necessary to achieve the workforce reductions that are part of the Company's operating cost savings program. The new agreements also provide for $1.00 per hour wage increase beginning in April 2003.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     A primary source of energy used by the Company in its steel manufacturing process is natural gas. For the three months ended September 30, 2001 and 2000, the average price of natural gas consumed by the Company was $5.20/mcf and $3.00/mcf, respectively, for a total cost of $18.6 million and $13.0 million, respectively. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's third quarter pretax income of approximately $1.9 million.

RECENT ACCOUNTING PRONOUNCEMENT

     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We are required to adopt this standard on January 1, 2003 and are preparing a plan for implementation.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this standard in fiscal years ending after December 15, 2001 and are preparing a plan for implementation.

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

October 31, 2001