Form 10-K
period 2001-12-31
WEIRTON STEEL CORP
filed 2002-03-29
CIK 849979

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: None

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
              -------------------                          -------------------
    Common Stock, Par Value $0.01 Per Share                OTC Bulletin Board
             11 3/8% Notes due 2004                      New York Stock Exchange
            10  3/4% Notes due 2005                      New York Stock Exchange

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes:  X   No: ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Based on the closing price as of March 22, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $29,663,340.85. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates.)

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of March 22, 2002 was 41,841,883.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                      ITEM

                                                                        PAGE
                                                                        ----
PART I
     1.   Business....................................................    1
     2.   Properties..................................................   21
     3.   Legal Proceedings...........................................   23
     4.   Submission of Matters to a Vote of Security Holders.........   23

PART II
     5.   Market for the Registrant's Common Equity and Related
            Security Holder Matters...................................   23
     6.   Selected Consolidated Financial Data........................   25
     7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   28
     7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   36
     8.   Financial Statements and Supplementary Data.................   36
     9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   65

PART III
     10.  Directors, Executive Officers and Key Employees of the
            Registrant................................................   66
     11.  Executive Compensation......................................   69
     12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   73
     13.  Certain Relationships and Related Transactions..............   75

PART IV
     14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   75

SIGNATURES............................................................   76

EXHIBIT INDEX.........................................................   77

FINANCIAL STATEMENT SCHEDULES.........................................  S-2

                                     PART I

ITEM 1.  BUSINESS

STEEL INDUSTRY OVERVIEW

     The United States steel industry is in a state of crisis characterized by record operating losses, more than two dozen bankruptcies, and a permanent closure of a significant amount of productive capacity, particularly in the past 18 months. The domestic steel industry is cyclical and highly competitive and is affected by excess world capacity that has limited price increases during periods of economic growth and greater price competition during periods of slowing demand and/or increasing supply. Weirton, like most United States integrated steel producers, has sustained significant operating losses and a decrease of liquidity as a result of adverse market conditions due to the current slowing economic conditions, which have been exacerbated by the September 11, 2001 terrorist attacks on the United States, and depressed selling prices caused in substantial part by dramatic increases in imported steel since 1998.

     Prior to the events of September 11, 2001, industry analysts had expected an improvement in steel prices as early as the fourth quarter of 2001. Based upon announced price increases it now appears that price improvements will begin to be realized in the second quarter of 2002. However, the sustainability of price improvements is predicated on decreasing supply because of permanent production cuts in the United States, a decline in imports due to trade cases filed by steel producers and the impact of recent trade recommendations. On March 5, 2002, President Bush announced the imposition of tariffs on 12 categories of steel products, including tin mill, hot-rolled, cold-rolled and galvanized products, which are produced by us, of up to 30% over a three-year period.

     The current crisis in the United States steel industry and the results of the International Trade Commission's section 201 proceeding regarding the illegal dumping of steel by foreign competitors may provide the opportunity for a restructuring of the United States steel industry to take place, greatly increasing the chances for a meaningful transformation of the United States steel industry. Although a number of countries have objected to the Bush Administration's decision and have indicated their intention to challenge the decision, the Bush Administration has stated publicly that, in its belief, the decision was made in conformity with World Trade Organization guidelines. However, we cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the United States steel industry will occur.

OUR BUSINESS

     We are a major integrated producer of flat-rolled carbon steel with principal product lines consisting of tin mill products and sheet products. Tin mill products include tin plate, chrome coated and black plate steels and are consumed principally by the container and packaging industry for food cans, general line cans and closure applications, such as caps and lids. Tin mill products accounted for 49% of our revenues and 36% of tons shipped in 2001 compared to 39% of revenue and 30% of tons shipped in 2000 and 41% of revenue and 31% of tons shipped in 1999. Sheet products include hot and cold rolled and both hot-dipped and electrolytic galvanized steel and are used in numerous end-use applications, including among others the construction, appliance and automotive industries. Sheet products accounted for 51% of our revenues and 64% of tons shipped in 2001 compared to 61% of revenue and 70% of tons shipped in 2000 and 59% of revenue and 69% of tons shipped in 1999. In addition, we currently are providing tolling services at our hot strip mill for a major stainless steel producer, which accounts for almost 20% of the overall capacity of our hot strip mill.

     We are a Delaware corporation formed in 1982 with our offices and production facilities located in Weirton, West Virginia. We and our predecessor companies have been in the business of making and finishing steel products for over 90 years. From 1929 to 1984, we operated our business as the Weirton Steel Division of National Steel Corporation, and we acquired our principal operating assets from National Steel through a 1984 ESOP leveraged transaction.

     As an integrated steel producer, we produce carbon steel slabs in our primary steel making operations from raw materials to industry and customer specifications. In primary steel making, iron ore pellets, iron ore, coke, limestone and other raw materials are consumed in blast furnaces to produce molten iron or "hot metal." We then convert the hot metal into liquid steel through basic oxygen furnaces where impurities are removed, recyclable scrap is added and metallurgical tests are performed to assure conformity to customer specifications. Our basic oxygen process, or "BOP," shop is one of the largest in North America, employing two vessels, each with a steel making capacity of 360 tons per heat. Liquid steel from the BOP shop is then formed into slabs through our multi-strand continuous caster. The slabs are then reheated, reduced and finished into coils at our recently re-built hot strip mill and, in many cases, further cold reduced, plated or coated at our downstream finishing operations. Our hot strip mill is one of the best in North America for the production of tin mill products substrate and one of the few in the industry that is capable of rolling both carbon and stainless steel substrate. See "Properties."

     The following flow chart illustrates both our primary steel making and downstream operations:

                             [PROCESS FLOW GRAPHIC]

     From primary steel making through finishing operations, our assets are focused on the production of tin plate, which is typically light gauge, narrow width strip. We believe that our rolling and finishing equipment is near "best in class" in the production of light gauge strip used in the manufacture of tin mill products and other value-added products. Although, as a result of its 48" strip width limitation, Weirton is not a full line supplier of sheet products to certain markets such as automotive and appliance, our narrower strip capacity allows us to produce light gauge products more efficiently than larger integrated producers with rolling mills up to 80" in width. Consumers of light gauge, narrow width sheet products recognize our commitment to these products and our reliability of supply, which enhances the stability of our customer base. In addition, our wide range of coatings, including galvanized, galvanneal, electro and galfan, is designed to meet the needs of our demanding and diverse customer base.

     The characteristics of the tin mill product and sheet product markets, when coupled with the comparative advantages of Weirton's steel making facilities, are the drivers behind our strategic plan, which is to continue to expand our more competitive tin mill business through strategic acquisitions and organic growth, as well as to further penetrate niche markets in narrow width zinc coated applications that take advantage of our recent galvanizing upgrades and multiple coatings capability. See "-- Our Competitive Advantages" and "-- Our Strategic Plan."

OUR COMPETITIVE ADVANTAGES

     In pursuing our strategic objectives, we believe that we have a number of competitive advantages, including:

     - MARKET LEADER. We are the second largest United States producer of tin mill products, with a 25% market share of domestic shipments, and we enjoy strategic partnerships with many of our largest tin mill products customers. Over one-third of our shipments go to customers that have located facilities either directly on or contiguous to our property in order to maximize the benefits of these strategic relationships. We also enjoy a leadership position in the production of other light gauge coated products for use in the residential construction market.

     - MARKET INNOVATOR. We have a long history, through our Weirtec unit, of technological innovation in the manufacture of tin mill products. For example, we have developed innovations in can manufacturing processes which have benefited our customers in the can manufacturing industry and which we believe have promoted the continued use of our tin mill products by customers in that industry. We also use our expertise in handling critical specifications to market our light gauge, narrow width products to potential coated sheet steel customers.

     - STABILITY OF THE TIN MILL PRODUCT MARKET. Demand for tin mill products is generally stable over the typical business cycle as compared to the markets for steel products used in the construction, appliance and automotive industries due to a more stable end market for canned food, aerosol and other consumer products. All of our tin mill product shipments are sold under contracts that extend a minimum of one year and are, therefore, less subject to price volatility than spot market sales. The number of domestic producers of tin mill products is relatively limited, and there are significant barriers to entry by new competitors.

     - HIGH QUALITY AND COMPETITIVE FACILITIES. We have a fully integrated steel manufacturing facility, including a number of rebuilt or modernized high quality finishing facilities, most of which have a maximum 48" strip width capacity. We believe that our state-of-the-art facilities are best configured for the production of narrow width value-added products, uniquely positioning us as a competitive producer of high quality tin mill products and other higher margin value-added sheet products, particularly as compared to other United States integrated steel producers with facilities more closely tailored to the production of broader width sheet steel.

      Over the past 15 years, we have invested approximately $1 billion in modernizing and upgrading our equipment, as a result of which we expect that only modest capital expenditures will be required through 2003. Of that $1 billion, approximately $500 million was expended on improvements to our continuous caster, hot strip mill and No. 9 tin tandem mill. We believe that this has enabled us to continue to produce superior quality steel substrate and, consequently, to maintain the high quality of our tin mill and other value-added products. Our recently rebuilt hot strip mill is one of the few in the industry that is capable of rolling both carbon and stainless steel substrate. Our No. 9 tin tandem mill is one of the most modern in the United States and supplies nearly one million tons per year of substrate to our four tin platers which are rated, on average, the most productive in the domestic industry, as compared to other full-range tin mill product suppliers. Also, the recent addition of temper mills and tension leveling equipment to both our No. 3 and No. 5 galvanizing lines has significantly improved strip surface and flatness, allowing production of substrate suitable for pre-paint and other critical applications.

     - DIVERSIFIED ASSET, PRODUCT AND CUSTOMER BASE. We have a diversified asset base, including primary steel making facilities and downstream finishing operations. Our product diversification is best among our competitors serving the markets for tin mill and other coated products. Our customer base includes food and general line can manufacturers, oil filter manufacturers, residential entry and garage door manufacturers, residential framing manufacturers, appliance manufacturers, automotive stampers and various other customers.

     - RESTRUCTURED LABOR AGREEMENTS. In response to deteriorating market conditions and financial performance, management and the ISU have been able to negotiate new labor agreements, expiring no earlier than March 2004, that will significantly reduce the number of hourly employees, facilitated primarily through work rule changes. The ISU represents the substantial majority of our unionized work force and represents only employees of Weirton and no other steel producer. Weirton and its predecessors have not experienced a work stoppage due to striking union members in over 45 years.

     - POSITIONED TO BENEFIT FROM AN IMPROVEMENT IN AND RESTRUCTURING OF THE UNITED STATES STEEL INDUSTRY. The United States steel industry has been characterized by record losses, more than two dozen bankruptcies and the permanent closure of a significant amount of productive capacity, particularly in the past 18 months. We believe that, in this distressed climate, the United States industry is poised for further restructuring. The implementation of the first steps of our strategic plan, including the completion of the exchange offers, will enable us to fundamentally reposition our business, principally through strategic acquisitions and targeted investments in the tin mill and coated products markets. As a result, we believe that we will be better positioned to benefit from a general improvement in steel pricing. For example, we estimate that every $10 per ton increase in domestic flat rolled steel prices will generate an additional $18 million in EBITDA, based on our sales and product mix in 2001.

OUR STRATEGIC PLAN

     We seek to strengthen our position as a leading domestic full range producer of higher margin tin mill products by further shifting our product mix toward higher margin value-added products and away from lower margin, commodity flat-rolled sheet products. Our strategy to meet this objective is to capitalize on our extensive market presence and strong competitive position as the second largest domestic producer of tin mill products and to leverage our existing strengths. These strengths include our superior product quality and range of product offerings, our strategic partnerships with large existing customers, and the design and configuration of our principal steel making facilities which are best suited to the production of narrow width tin mill and coated products. We are also pursuing niche market opportunities for higher margin value-added sheet products.

     In general, commodity sheet products are produced and sold in high volume in standard dimensions and specifications, while our tin mill and other value-added products require further processing, generally command higher profit margins and typically are less affected by imports and domestic competition. The market for tin mill products generally remains stable over the typical business cycle as compared to more volatile markets for sheet steel products. Domestic supply of tin mill products has been limited by the relatively small number of domestic producers, recent facility rationalizations, and the anti-dumping determination made by the ITC in August 2000. In addition, all of our tin mill products sales are based upon contracts of one year or more and are, therefore, less subject to price volatility than spot market sales.

     In response to severe weaknesses in the domestic steel industry and our worsening financial condition, we have developed a strategic plan to reduce operating costs, improve our liquidity and working capital position, restructure our long-term debt and fundamentally reposition our business to focus on the production and sale of tin mill products and other higher margin value-added sheet products.

     Our strategic plan has five integral steps, and we began to recognize the benefits of the first three steps in the fourth quarter of 2001:

REDUCING OPERATING COSTS.

     To remain competitive, we must continually improve productivity and reduce our operating costs. In part as a result of our recently negotiated labor contracts, we expect to achieve significantly lower and more flexible cost structures. The recent renegotiation of our collective bargaining agreements allows a reduction in our workforce by 450 persons facilitated through significant changes to work rules and job classifications, which we believe will allow us to both reduce labor costs and function more efficiently. We also agreed to streamline our management structure by eliminating non-core and redundant activities resulting in a reduction of over 100 management positions. We have also reduced our employee benefit costs and have made other operating changes resulting in additional cost savings. The aggregate annual cost savings from these reductions and changes are approximately $51 million when fully implemented by the second quarter of 2002. See "Business -- Employees."

     We believe that the acquisition of strategic assets, particularly those related to the manufacture of tin mill products, should also allow us to generate higher operating margins through greater efficiencies in our operations, lower costs of production and an improved product mix.

IMPROVING OUR LIQUIDITY AND LONG-TERM SUPPLIER RELATIONSHIPS.

     Under our vendor financing programs, we have negotiated arrangements primarily with our vendors, including over 60 of our key suppliers, in the form of purchase credits, improved pricing or other concessions to improve our liquidity. We currently expect to realize approximately $40 million in liquidity improvements through these programs. The vendor financing programs have been structured principally through a sale and leaseback transaction of our Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors, and the expected sale and leaseback of our general office building and research and development building. In addition, WVEDA and one of our vendors reached an agreement assigning the rights of an operating lease from a vendor to WVEDA and eliminating the requirement that our future lease obligations should be supported by a letter of credit. We are also seeking to renegotiate our long term supply of other services and raw materials.

INCREASING OUR BORROWING AVAILABILITY AND LIQUIDITY.

     On October 26, 2001, we entered into a refinancing of our working capital facilities, which consisted of an accounts receivable securitization program and a revolving credit facility secured by inventory, through a single asset-based senior credit facility. Through this new senior credit facility, we have been able to more effectively borrow against our current assets and have generated additional availability of approximately $30 to $35 million (compared to our prior inventory facility and accounts receivable securitization program) to provide us with greater liquidity for our working capital requirements and general corporate purposes.

RESTRUCTURING OUR LONG-TERM DEBT.

     We intend to offer to exchange up to 100% of our 11 3/8% Senior Notes due 2004 and 10 3/4% Senior Notes due 2005 for new 10% Senior Secured Notes due 2008 and newly-issued shares of our Series C Convertible Redeemable Preferred Stock. In addition, at our request, the City of Weirton has agreed to offer to exchange all of its outstanding Pollution Control Revenue Refunding Bonds (Weirton Steel Corporation Project) series 1989 due November 1, 2014 for new Secured Pollution Control Revenue Refunding Bonds (Weirton Steel Corporation Project) Series 2002 due April 1, 2012. Through the exchange offers, we seek to lower our debt service costs, particularly during 2002, 2003 and 2004, and to extend debt maturities on the 11 3/8% Senior Notes due 2004 and the 10 3/4% Senior Notes due 2005 in order to improve our liquidity, provide financial stability and permit the strategic repositioning of our business. The exchange offers, if consummated on the terms proposed, would generate net annual cash savings of approximately $28 million in 2002 and similar amounts in 2003 and 2004, provided we do not have to pay contingent interest (which we do not now anticipate being required to pay). If we are unable to reduce our current debt obligations and extend debt maturities, we may be unable to attract the necessary outside debt or equity financing needed to implement our strategic plan. The consummation of the exchange offers is critical to the success of our strategic plan.

FUNDAMENTAL REPOSITIONING OF OUR BUSINESS.

     In order to fundamentally reposition our business, we will seek to invest in and acquire strategic assets, including tin-related assets, expand our production of higher margin value-added coated and sheet products such as polymer film coated products, and optimize the use of our hot strip mill, which is able to roll both carbon and stainless steel slabs.

     Pursue Strategic Acquisitions. In order to strengthen our position as a leading domestic producer of a full range of higher margin tin mill products, we intend to pursue the acquisition of strategic assets, including tin-related assets, from other United States steel producers that are also seeking to reposition their businesses and leverage their core competitive strengths. Under current distressed industry conditions, we believe that we may have opportunities to purchase tin mill assets on acceptable terms in the near term. Potential acquisitions will be evaluated based on a variety of financial, strategic and operational criteria, including their ability to better serve our existing customers and attract new customers, add new product capabilities and meet well-defined financial criteria, including return on investment and enhancement of our operating cash flow.

     However, our ability to make acquisitions will be subject to obtaining the consent of our lenders under the senior credit facility and to our compliance with the provisions of the senior credit facility and the restrictive covenants in the indenture governing the new senior secured notes. We expect that acquisitions consistent with our strategic plan will be financed out of a combination of available internally generated funds, permitted working capital borrowings under our senior credit facility, outside debt or equity financing, and consideration acceptable to the seller.

     Invest in Niche Markets. We intend to expand our existing pilot production of polymer film coated products into full commercial production in 2002, subject to obtaining necessary outside financing and the consent of our senior lenders. The polymer film process eliminates the need to lacquer tin product prior to use in food and beverage canning operations, is less expensive than the traditional lacquering process and offers significant environmental benefits. Commercialization of this line will further enhance our leadership position in the food and general line can market. Future benefits of this line could also include expanded zinc coated applications for construction and appliance end uses.

     We also will seek to optimize our existing multiple zinc coating capabilities, such as galvanized, electrogalvanized, galvanneal and galfan, through targeted investments.

     Optimize Utilization of Our Hot Strip Mill. Our hot strip mill is one of the few mills in the United States steel industry which is capable of rolling both carbon and stainless substrate. We have recently taken advantage of this capability by entering into a long-term tolling agreement with J&L Specialty Steel, a domestic stainless steel producer which is owned by a major foreign steel producer, to convert stainless slabs into stainless coils, which accounts for almost 20% of our hot strip mill's overall capacity. This tolling agreement provides higher, more stable profit margins than potential carbon slab conversion opportunities. The facility load from our existing tin and stainless conversion business now accounts for over 50% of the hot strip mill's overall capacity. The balance of the hot strip mill capacity supports our galvanizing operations and our hot and cold rolled commodity sheet production. Under our strategic plan, we anticipate that our hot strip mill will be further utilized through additional stainless conversion and increasing the proportion of our carbon steel rollings used in our downstream finishing operations in the production of tin mill and other higher margin value-added products.

PRINCIPAL PRODUCTS AND MARKETS

     We have two principal products lines consisting of sheet steel products and tin mill products. Recently, we have also entered into a long-term tolling agreement with a major stainless steel producer to convert stainless slabs into stainless coils at our hot strip mill. The percentages of our total revenues (excluding conversion revenues, which are not material to total revenue and have historically been reported as a reduction of cost of sales) derived from the sale of sheet products and tin mill products for each year in the five-year period ended December 31, 2001 are shown on the following table. Total revenues include the sale of "secondary" products, which principally include those products not meeting prime specifications.

                                                   1997    1998    1999    2000    2001
                                                   ----    ----    ----    ----    -----
Sheet products...................................   62%     60%     59%     61%      51%
Tin mill products................................   38      40      41      39       49
                                                   ---     ---     ---     ---      ---
          TOTAL..................................  100%    100%    100%    100%     100%
                                                   ===     ===     ===     ===      ===

     As illustrated by the following table, our shipments have historically been concentrated within five major markets: steel service centers, containers, pipe and tube manufacturers, construction and converters. Our overall participation in the container market substantially exceeds the industry average, and our reliance on automotive shipments is substantially less than the industry average.

                         PERCENT OF TOTAL TONS SHIPPED

MARKETS                                     1996    1997    1998    1999    2000    2001
-------                                     ----    ----    ----    ----    ----    ----
Service centers...........................   37%     29%     30%     34%     36%     33%
Containers/packaging......................   28      28      28      27      25      29
Pipe and tube.............................   16      15      13      11      11      12
Construction..............................    8       9       9       7       8      10
Converters................................    3      10      13      12      12       9
Electrical equipment......................    2       2       1       1       1       2
Automotive................................    1       2       1       1       1       1
All other.................................    5       5       5       7       6       4
                                            ---     ---     ---     ---     ---     ---
                                            100%    100%    100%    100%    100%    100%
                                            ===     ===     ===     ===     ===     ===

     Service Centers. Our shipments to steel service centers are heavily concentrated in the areas of hot rolled and hot dipped galvanized coils. Due to the increased in-house costs to steel companies during the 1980's for processing services such as slitting, shearing and blanking, steel service centers have become a major factor in the distribution of steel products to ultimate end users. In addition, steel service centers have become an efficient provider of first stage manufacturing. Many manufacturers focusing on core competencies have outsourced basic forming and stamping operations.

     Containers/Packaging. The vast majority of our shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol and general line cans. Shipments in the container industry are directly to the can manufacturers who provide engineered cans for soup, vegetables, pet food, seafood, paint and other packaging requirements.

     Pipe and Tube. Shipments to the pipe and tube sector consist primarily of hot rolled coils for manufacture into welded pipe and tube. These products are used for automotive applications, structural components for commercial and residential construction and consumer products such as appliances and furniture.

     Construction. Our shipments to the construction industry are significantly influenced by residential and commercial construction in the United States. We serve several segments of the construction industry including HVAC, residential and commercial garage and entry doors, roofing panels and structural components. Shipments in this sector consist primarily of electro- and hot dipped galvanized coils.

     Converters. This sector consumes full hard cold rolled substrate for conversion to hot dipped galvanized. Over the last decade, numerous independent galvanized lines were started to service growth in coated steel demand.

     The following chart shows the significant changes in our product mix towards tin mill products based on tons shipped in 2000 and 2001.

                   TONS SHIPPED   % OF 2000   TONS SHIPPED    % OF 2001
    PRODUCTS         IN 2000        SALES         2001          SALES       CHARACTERISTIC          END-USE CUSTOMERS
    --------       ------------   ---------   ------------    ---------     --------------          -----------------
TIN MILL              736,000        39%         799,000         49%         Light gauge     Food can manufacturing, general
PRODUCTS                                                                      Tin/chrome     container packaging and other
(FULL RANGE)(1)                                                                 coated       specialty metal fabricators
----------------------------------------------------------------------------------------------------------------------------
SHEET PRODUCTS(1)
  Hot rolled          704,000        19%         584,000         15%       Unfinished/semi-  Construction, steel service
                                                                           finished surface  centers, pipe and tube
                                                                                             manufacturers and converters
----------------------------------------------------------------------------------------------------------------------------
  Cold rolled         393,000        15%         212,000          7%       Finished surface  Construction, steel service
                                                                                             centers, commercial equipment
                                                                                             and container market
----------------------------------------------------------------------------------------------------------------------------
  Galvanized          615,000        27%         636,000         29%        Anti-corrosive   Electrical, construction,
                                                                               coatings      automotive, container,
                                                                                             appliance and steel service
                                                                                             center
----------------------------------------------------------------------------------------------------------------------------
    Total Sheet     1,712,000        61%       1,432,000         51%
      Products

--------------------------------------------------------------------------------

(1) Includes secondary products.

     Our products are sold primarily to customers within the eastern half of the United States. A substantial portion of our revenues are derived from long-time customers, although we actively seek new customers and new markets for our products. Over the past five years, our largest 10 customers (including steel service centers and strip converters) accounted for 50% of our sales in each year. Most of our service center and converter business eventually serves the construction market (doors and roof panels), furniture and appliance markets and some automotive markets. One customer accounted for 15% of sales in 2001 and 10% in 1999.

     Our backlog of unfilled orders at March 6, 2002 was 620,000 net tons, most of which we expect to be filled within the year, as compared to 400,000 net tons at December 31, 2001.

     In addition to utilizing manufacturing service centers for sales, we sell our products through our direct mill sales force of approximately 90 persons. Our products are primarily sold through salaried employees who operate from corporate headquarters and nine regional locations. The sales organization is closely linked with our technical service personnel who assist in product engineering and development. We believe that our sales organization plays an important role in identifying and achieving a more favorable strategic market mix for Weirton. To supplement our traditional sales force, since October 1996, we have sold products over the Internet.

TIN MILL PRODUCTS

     Tin mill products represent a growing share of our total sales. In 2001, tin mill products represented 49% of total sales as compared to 39% in 2000 and 41% in 1999. Increases in sales of value-added tin mill products as a result of continued investment and strategic acquisitions represents an opportunity for growth in our business. During 2001, our market share increased to approximately 25% from 21%, largely as a result of the imposition of anti-dumping duties on Japanese producers in August 2000 and former customers of LTV contracting with us in order to maintain a reliable source of supply. We believe that our increase in market share is sustainable and that our excess production capacity can meet additional customer demand. We enjoy a reputation as a high quality producer of tin metal products.

     Our tin mill products comprise a full range of light gauge coated steels, including black plate, tin coated steel and electrolytic chromium coated steel. The tin mill products market is primarily directed at food and general line cans, and the demand for tin mill products in the United States is approximately
3.8 million tons per year. Annual domestic production capacity is approximately
4.0 million tons, and has declined recently as both LTV and United States Steel have shut down a portion of their tin plating capacity in 2001. We are not aware of any planned or anticipated new capacity. The number of domestic producers of tin mill products is relatively limited. Significant capital requirements and product qualifications established by customers represent barriers to entry by new producers. Worldwide, almost all tin plate is produced using the basic oxygen furnace process due to critical metallurgical constraints.

     The following table provides information concerning our shipment of tin mill products relative to the domestic industry for the periods shown, reflecting the latest available market share data.

TIN MILL PRODUCT SHIPMENTS                     1996   1997   1998   1999   2000   2001
--------------------------                     ----   ----   ----   ----   ----   ----
                                                        (IN MILLIONS OF TONS)
Tin mill product industry shipments(1).......  4.1    4.1    3.7    3.8    3.7    3.2
Weirton shipments(1).........................  0.9    0.9    0.8    0.8    0.7    0.8
Weirton market share.........................   22%    21%    22%    20%    21%    25%

---------------

(1) Includes secondary products.

     In 2001, over 80% of our tin mill product sales were to can manufacturing and packaging companies, most of which establish in advance by contract a substantial amount of their annual requirements. The balance of our tin mill product sales are to manufacturers of caps and closures and specialty products ranging from film cartridges, oil filters and battery jackets to cookie sheets and ceiling grids. Our facilities are located near many of our major customers, with over one-third of our output delivered to customers whose facilities are on or contiguous to our property in Weirton, West Virginia. Representative customers of our tin mill products include: Crown Cork & Seal; Ball Corp.; United States Can; B-Way Corp.; Impress USA Inc.; Seneca Foods; Steel Technologies; Sonoco Products; and Friskies Petcare Co.

     Demand for tin mill products generally remains stable over the typical business cycle due to the nature of the can manufacturing industry as compared to the more volatile markets for steel products used in the automotive, appliance and construction industries. All of our tin mill product shipments are sold under contracts that extend a minimum of one year and are, therefore, less subject to price volatility than spot market sales.

     Relatively modest declines in tin mill products prices that have occurred since 1998 are attributable to ongoing consolidation among can manufacturing and packaging companies, which we believe is now largely complete, and foreign imports of tin mill products. In August 2000, the federal government assessed duties for five years against imports of Japanese tin mill products. On March 5, 2002, President Bush imposed tariffs on flat-rolled products including tin mill products, over a three year period. See "-- Competition and Imports."

SHEET PRODUCTS

     Our commodity sheet steel products consist of hot rolled, cold rolled and galvanized hot-dipped and electrolytic sheet products. In general, commodity sheet products are produced and sold in high volume, in standard dimensions and specifications, and have lower margins than tin mill products. Recently, domestic flat-rolled sheet steel prices have declined significantly to 20 year lows. Commodity flat-rolled sheet prices, which have experienced significant volatility, have declined almost 30% since the first half of 1998.

     Hot rolled coils are sold directly from the hot strip mill as "hot bands," our least processed product, or are further finished using hydrochloric acid or temper passed to improve surface and are sold as "hot rolled pickled" or "hot rolled tempered passed." Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Most of our sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 2001, we shipped 584,000 tons of hot rolled sheet, which accounted for 15% of our total revenues, as compared to 704,000 tons in 2000, or 19% of total revenues. Representative customers of our hot roll sheet include Steel Technologies, Wheatland Tube, Sharon Tube, Vanex and Heidtman Steel Products.

     Cold rolled sheet requires further processing, including additional rolling, annealing and tempering, to enhance ductility and surface characteristics. Cold rolled is used in the construction, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considera-tions. In addition, converters purchase significant quantities of cold rolled substrate for processing into corrosion-resistant coated products such as hot dipped and electrogalvanized sheet. In 2001, we shipped 212,000 tons of cold rolled sheet, which accounted for 7% of our total revenues, as compared to 393,000 tons in 2000, or 15% of total revenues. Representative customers of our cold rolled sheet include Wheeling-Nisshin, Winner Steel, Steel Technologies, Edgcombe Metals and Gibraltar.

     Galvanized hot-dipped and electrolytic sheet are coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized sheet is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 2001, we shipped 636,000 tons of galvanized products, which accounted for 29% of our total revenues, as compared to 615,000 tons in 2000, or 27% of total revenues. Representative customers of our galvanized hot-dipped and electrolytic sheet include Therma-Tru, Midwest Manufacturing, Arrow Truline, Unimast, Thomas and Betts, New Process Steel and USG Industries.

     Our strategy for development of our sheet business focuses on increasing the mix of cold roll and galvanized products while identifying and serving customers and markets which require narrow, thin gauge products that we can competitively supply. We have also concentrated on enhancing the range of coatings, chemistries, and other product attributes that we can offer. The relative strength of markets for individual product offerings has a strong influence on the mix of products we ship in any given period.

     The following table sets forth our shipments of sheet products relative to the domestic industry. As our overall market share has decreased for sheet products since 1996 to 2.6% at December 31, 2001, our management has focused on increasing the percentage of coated products it ships compared to lower margin flat-rolled sheet steel. Cold rolled shipment volumes during 2001 have been adversely affected by increased cold rolled imports, as well as by the start up of new domestic capacity.

SHEET PRODUCT SHIPMENTS                         1996   1997   1998   1999   2000   2001
-----------------------                         ----   ----   ----   ----   ----   ----
                                                         (IN MILLIONS OF TONS)
Industry shipments(1).........................  50.6   52.3   51.0   55.9   57.4   53.0
                                                ----   ----   ----   ----   ----   ----
  Hot Rolled..................................   1.1    0.8    0.8    0.7    0.7    0.6
                                                  55%    44%    44%    41%    38%    41%
  Cold Rolled.................................   0.3    0.4    0.3    0.4    0.4    0.2
                                                  13%    20%    18%    21%    22%    13%
  Galvanized..................................   0.6    0.6    0.6    0.6    0.6    0.6
                                                  29%    31%    32%    32%    33%    44%
Excess Prime and Secondary Products...........   0.1    0.1    0.1    0.1    0.1    0.1
                                                ----   ----   ----   ----   ----   ----
Weirton shipments(1)..........................   2.0    1.9    1.8    1.7    1.7    1.4
Weirton market share..........................   3.9%   3.7%   3.5%   3.1%   3.0%   2.6%

---------------
(1) Includes secondary products.

TOLLING ARRANGEMENTS

     In February 2001, we entered into a long-term tolling agreement with J&L Specialty Steel, a domestic stainless steel producer, which is owned by a major foreign steel producer, to convert stainless slabs into stainless coils on our hot strip mill. Under this agreement, which expires on January 31, 2006, we are required to process slabs for a fee based on the grade and size of stainless coil produced. Future escalation is based upon natural gas pricing and the producer price index. In addition, the agreement contains both a bonus clause and a penalty clause based on our quality performance. We may terminate the tolling agreement, and may be entitled to liquidated damages under the agreement, if during given periods specified in the agreement we are not offered for processing at our hot strip mill a sufficient volume of slabs as specified in the agreement. The stainless steel producer for whom we are providing tolling services under the tolling agreement may also be entitled to terminate the agreement under certain circumstances, including if it purchases or invests in another hot strip mill or ceases production of stainless steel slabs, in which case we may also be entitled to liquidated damages under the agreement.

     Because stainless is rolled at slower rates than carbon steels, this agreement accounts for almost 20% of the overall capacity of our hot strip mill and provides higher, more stable profit margins than potential carbon slab conversion opportunities.

RAW MATERIALS AND ENERGY

     We have a contract with a subsidiary of Cleveland-Cliffs Inc. to purchase 100% of our standard and flux grade iron ore pellet requirements. This contract provides for the supply of a minimum annual tonnage of pellets based on mine production capacity, with pricing primarily dependent on mine production costs. The balance of the pricing for our requirements fluctuates based on world pellet market prices. Cleveland-Cliffs is one of the participating suppliers in our vendor financing programs.

     We have entered into a memorandum of understanding with U.S. Steel to provide us with a minimum of 650,000 net tons of coke in 2002 and 500,000 net tons of coke in each of 2003 and 2004, with the option to buy incremental volume so that our total purchases approximate 60% of our requirements, under which the price of coke fluctuates on an annual basis based on the market price for coke. In addition we have negotiated a contract for 360,000 net tons per year from another supplier for additional requirements with pricing also based on market price. We will continue to acquire any further requirements from overseas sources. In addition, we are also evaluating several potential coke plant acquisitions. We obtain our limestone, tin, zinc, scrap metal and other raw materials requirements from multiple sources.

     The primary sources of energy other than coke that we use in our steel manufacturing processes are natural gas and electricity. We have been able to reduce our natural gas consumption through the use of alternative operating configurations and fuels. In 2001, gas prices averaged $5.23 per mcf. Prices under current forward contracts for delivery of natural gas in the first quarter of 2002 range from $2.80 to $6.39 per mcf. We also have a contract, expiring in 2011, for the supply of our industrial gas requirements. This agreement significantly reduced our oxygen and nitrogen supply costs compared to prior arrangements. Our principal supplier is also a participant in our vendor financing programs.

     Weirton has the internal capacity to generate a significant amount of electricity and steam for its processing operations from a mixture of blast furnace gas and natural gas. We have in effect through 2003 a power generation deferral agreement with our outside electric utility, which permits us to purchase outside power at reduced rates in exchange for limiting our internal power generation. Also, under our sale and leaseback arrangements involving the Foster-Wheeler Steam Generating Plant and related electricity generating equipment, we expect to sell electric power in excess of our energy needs through a subsidiary of our outside electric utility and to use any net energy payments we receive as a result to prepay our obligations under those arrangements through 2012.

EMPLOYEES

     As of December 31, 2001, we had 3,863 active employees, of whom 3,014 were engaged in the manufacture of steel products, 451 in support services, 82 in sales and marketing activities and 311 in management and administration. The Independent Steelworkers Union represents our production and maintenance workers, clerical workers and nurses. In addition, the Independent Guard Union represents our security personnel.

     The ISU represents only employees of Weirton and no other steel producers. Weirton has not experienced a work stoppage due to striking union members in over 45 years. In response to deteriorating market conditions and financial performance, management and the ISU have been able to negotiate new labor agreements, expiring no earlier than March 2004, that will significantly reduce the number of hourly employees, primarily through work rule changes, to be fully implemented by the second quarter of 2002. The agreement for our production and maintenance employees provides for the permanent elimination of a minimum of 372 jobs. The office, clerical and technical agreement provides for the right to eliminate a minimum of 78 jobs.

     We have also begun further streamlining our management structure by eliminating non-core and redundant activities which will result in a total reduction of 100 management positions. We have also made significant changes to the employee benefit package resulting in additional cost savings. After full implementation of the recently negotiated workforce reductions, we will have approximately 3,600 active employees. The cumulative impact of the labor cost savings, together with the other elements of our operating cost savings program, will total approximately $51 million in annual cost reductions, or approximately $37 million in annual cash savings.

COMPETITION AND IMPORTS

     Weirton faces significant competition in the sale of its steel products from both domestic and foreign competitors. See "Steel Industry Overview."

     We also face increasing competition from foreign steelmakers over a wide range of products. Competition in the industry is influenced increasingly by global trade patterns and currency fluctuations. Total imports as a percentage of apparent consumption have remained near historic highs, amounting to 26%, 27% and 24% in 1999, 2000 and 2001, respectively. Imports of hot rolled and cold rolled products increased 44% from 1997 to 1998, but declined significantly in 1999 as a result of fair trade enforcement actions. Imports of hot rolled and cold rolled products increased 5% from 1999 to 2000. Although in 2001, tin mill product imports in tons as compared to 2000 decreased approximately 5% due to government tariffs against Japanese tin mill imports, imports of tin mill products have otherwise risen substantially in the past three years. As a percentage of domestic consumption in 1999, 2000, and 2001 imports amounted to 20%, 18% and 19%, respectively. According to U.S. Census Bureau preliminary data, all steel imports rose from 2.0 million net tons in December 2001 to 2.5 million net tons in January 2002, and imported tin mill products increased by 55% over the same period.

     Integrated steel makers also face strong competition from mini-mills, which are efficient, low-cost producers that generally produce steel by melting scrap in electric arc furnaces, utilize new technologies, have lower employment costs and target regional markets. Mini-mills historically have produced lower margin commodity grade long products, such as bars, rods and wire and other commodity-type steel products not produced by us. However, thin slab technology has allowed mini-mills to enter sheet markets traditionally supplied by integrated producers, including the hot rolled, cold rolled and galvanized markets. Mini-mills generally continue to have a cost advantage over integrated steel producers, particularly for labor and especially during periods of weak demand when scrap prices are low. Although most new capacity in the domestic industry has resulted from growth in mini-mill operations, there has also been a significant increase in both cold rolling and galvanizing capacity at independent processors.

     Since the steel import crisis began in 1998, United States steel companies have lobbied to stop unfair steel trade. One of the more significant accomplishments in 2000 was a decision by the federal government to assess duties for five years against imports of Japanese tin mill products.

     In June 2001, the Bush Administration initiated an investigation by the ITC regarding the illegal dumping of steel from foreign competitors under section 201 of the Trade Practices Act of 1974. On October 22, 2001, the ITC found that 12 steel product lines, representing 74% of the imports under investigation, have sustained serious injury because of foreign imports. These product lines include hot rolled, cold rolled, and galvanized sheet and coil and tin mill products. On December 7, 2001, the ITC recommended tariffs and quotas on sheet products and tin plate. On March 5, 2002, President Bush decided to impose tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief on other products. All of our flat-rolled product lines, including tin mill, hot rolled, cold rolled and galvanized products should benefit from the imposition of tariffs. In addition, imported steel slabs are subject to an increasing annual quota of at least 5.4 million tons, subject to the imposition of tariffs if the tonnage exceeds the quota limit, excluding steel slabs from Mexico and Canada. Although a number of countries have objected to the Bush Administration's decision and have indicated their intention to challenge the decision, the Bush Administration has stated publicly that, in its belief, the decision was made in conformity with World Trade Organization guidelines. However, we cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the steel industry will occur.

     We are the second largest domestic manufacturer of tin mill products, with a 25% market share of domestic shipments in the first half of 2001. Our primary competitors in sheet products consist of most domestic and international integrated steel producers and mini-mills. Domestic tin mill products competitors include U.S. Steel, USS-POSCO Industries Corporation, Bethlehem Steel Corporation, National Steel Corporation and Ohio Coatings (owned 50% by Wheeling-Pittsburgh Steel). However, imports have increasingly penetrated this market. Within the past twelve months, a number of the Weirton's competitors, including four integrated steel producers, LTV Corporation, Bethlehem Steel, National Steel and Wheeling-Pittsburgh Steel, have sought protection in bankruptcy, and LTV's tin business was acquired by USX.

RESEARCH AND DEVELOPMENT

     Weirton engages in research and development for the improvement of existing products and processes and the development of new products and product applications. During 1999, 2000 and 2001, we spent approximately $2.0 million, $2.7 million and $1.0 million, respectively, for research and development activities.

     WEIRTEC, our research and development center, is the industry leader in the advancement of steel can making technology, maintaining prototype steel packaging manufacturing facilities, analytical laboratory facilities and computer simulation systems in Weirton, West Virginia. WEIRTEC assists customers in the development of new products and collaborates with the American Iron and Steel Institute in the development of new product lines and production techniques to increase the use and quality of steel as a material of choice. Due in part to the contribution of WEIRTEC, Weirton earned ISO9002 accreditation, an internationally recognized standard of superior and consistent quality.

     Our longer-term research projects also include clean steel production techniques, polymer to steel lamination, and the application of galvanized steel products to the residential and commercial construction industry. We believe that the WEIRTEC scientists, engineers, technicians and facilities enhance Weirton's technical excellence, product quality and customer service. We also pioneered the development of an e-commerce sales exchange platform for steel products through our former subsidiary, MetalSite, Inc. In December 1999, we sold a portion of our interest in MetalSite to a third party for $170.1 million.

     Our research and development efforts have also led to our entry into additional markets. For example, we formed WeBCo, a joint venture with the Balli Group, plc, which has played a key role in funding and developing tin mill product market opportunities in Germany and the United Kingdom. In addition, we formed W&A Manufacturing LLC, a joint venture with ATAS International, which has permitted us to enter the steel roofing products market.

     We own a number of patents that relate to a wide variety of products and applications and steel manufacturing processes, have pending a number of patent applications, and have access to other technology through agreements with other companies. We also own a number of registered trademarks related to our products. We believe that none of our patents or licenses, which expire from time to time, or any group of patents or licenses relating to a particular product or process, or any of our trademarks is of material importance to our overall business.

ENVIRONMENTAL MATTERS

     We are subject to extensive federal, state and local laws and regulations governing discharges into the air and water, as well as the handling and disposal of solid and hazardous wastes. We are also subject to federal and state requirements governing the remediation of environmental contamination associated with past releases of hazardous substances. In recent years, environmental regulations have been marked by increasingly strict compliance standards. Violators of these regulations may be subject to civil or criminal penalties, injunctions, or both. Third parties also may have the right to enforce compliance. Capital expenditures for environmental control facilities were approximately $0.7 million in 1999, $1.7 million in 2000, $1.9 million in 2001 and are estimated to be approximately $1.6 million in 2002. As of December 31, 2001, we had accrued approximately $9.0 million for environmental cleanup costs.

     In the past, Weirton has resolved environmental compliance issues through negotiated consent orders and decrees with environmental authorities, pursuant to which it has paid civil penalties. Although we believe that Weirton is in substantial compliance with its environmental control consent orders and decrees, provided below is a more detailed description of some of our outstanding environmental issues.

Current Compliance Issues

     In 1996, following a multi-media audit of our operations, we entered into a consent decree with the United States Environmental Protection Agency, or EPA, the United States Department of Justice, or DOJ, and the West Virginia Division of Environmental Protection, or DEP. The consent decree required us to implement certain changes to ensure compliance with water, air and waste-related regulations, the majority of which have been completed. We do not anticipate that any additional capital expenditures will be needed to meet the remaining requirements under the consent decree. The consent decree provides for stipulated penalties for violations of the decree and for violations of various regulatory agreements. Such penalties are paid in response to a joint demand from the federal and state agencies. Stipulated penalties were assessed in 1998 and 1999 in the aggregate amount of $293,500 and there is a potential that the agencies could issue additional stipulated penalty demands. We do not believe that our liability for such potential penalty demands or increased costs associated with meeting the remaining requirements under the consent decree will be material to our results of operations.

     In 1996, EPA also issued a RCRA corrective action order that required us to conduct investigative activities to determine the extent to which hazardous substances are located on our property and to evaluate, propose and implement corrective measures that are needed to abate any unacceptable risks. As part of the evaluation phase, we divided our property into twelve areas. At this time, we have only conducted investigations on the two highest priority areas. Consequently, we have not evaluated a majority of our property and it is not possible at the present time to estimate the ultimate cost to comply with the order or to conduct any required remedial activity.

     West Virginia Water Quality Standards generally require that a public water supply be protected by prohibiting the discharge of any pollutants in excess of drinking water standards for one-half mile upstream of a public water supply intake. The standard is known as the "half mile rule." We currently discharge wastewater at a point on the Ohio River that is less than one half mile upstream from our own water supply intake. Because of the proximity of our discharge and intake, our wastewater discharge permit requires our discharge at that one location to meet drinking water standards. At the same time it issued the permit, DEP issued a consent order deferring those requirements until we had time to upgrade our facilities (both the discharge and the filtration plant at the point of intake). Under a current extension of the consent order, we have until June 30, 2003 to meet the standard, and we have secured, until the same deadline, a temporary waiver from the application of the half mile rule.

     We are currently reviewing several options for resolving this issue permanently, such as through a rule change or permanent exemption. In the event that such a rule change or exemption is not obtained, we may incur some capital costs, such as for installing a connection to the municipal water supply for our plant drinking water, or moving our water intake. We do not believe that costs, including associated ongoing expenses, would be material to our results of operations.

     We have operated with a variance from certain state water discharge limitations with respect to our discharge to Harmon Creek since 1986. This variance, however, expires in June of 2004. We may be required to upgrade our wastewater treatment system if this variance is not renewed.

Potential Compliance Issues and Proposed Regulations

     In December 2000, the EPA proposed effluent limitation guidelines for iron and steel making operations and finishing operations that would establish technology requirements and wastewater discharge limitations applicable to our operations and to those of other steel making and finishing plants. After guidelines are adopted as final rules, they are incorporated in wastewater discharge permits when the permits are renewed. Our existing wastewater discharge permit is currently under review. If the existing permit is renewed prior to the adoption of final rules, the limitations in the renewed permit should be based on the existing effluent limitation guidelines. We do not expect that we will have to address any revised guidelines until the renewed permit expires and is reissued at least five years after the issuance of the renewed permit. To comply with the proposed guidelines, we would have to make significant capital expenditures to upgrade the wastewater treatment plants at our hot strip mill, basic oxygen process shop and blast furnaces. The amount of capital expenditures required and their timing cannot be determined until the guidelines are final but could be substantial. The proposed guidelines are under review and have a final action deadline of April 2002.

Environmental Claims

     In May 1992 and again on October 9, 2001, the property owner of a former non-hazardous waste disposal site known as the Hanover Site received notice from the Pennsylvania Department of Environmental Protection that it was considering a closure and post-closure plan for a solid waste landfill facility where we and our predecessors disposed of solid wastes. At this time, definitive closure and post-closure plans have not been adopted, and we do not anticipate that closure costs will exceed $1 million.

RISKS ASSOCIATED WITH OUR BUSINESS AND FINANCIAL CONDITION

We may be unable to generate sufficient cash flow from operations to service our debt, which may require us to refinance our existing debt or possibly seek bankruptcy protection.

     Our business may not be able to generate sufficient cash flow from operations in the future to service our debt, including fixed and contingent interest payments, make necessary capital expenditures or meet other cash needs. In fact, we have generated negative cash flows from operations of $109.7 million and $84.9 million in 2001 and 2000, respectively. If we are unable to reverse these trends and generate sufficient cash flow from operations, we may seek, subject to the restrictive provisions of our debt instruments and consent of our lenders, to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. Any such refinancing, sale of assets or additional financing may not be possible on terms reasonably favorable to us. In such circumstances, we may have to seek bankruptcy protection or commence liquidation or administrative proceedings because we will not have sufficient cash to repay our indebtedness as it becomes due.

We have experienced losses in the past and could experience additional future losses, which could prevent us from sustaining or developing our business.

     We incurred losses from operations of approximately $89.3 million in 1999, $40.7 million in 2000 and $322.2 million in 2001. Absent a recovery in the domestic steel market, particularly with respect to pricing, we expect to continue to incur losses in the future, which may limit our ability to execute our business strategy, satisfy our debt obligations and meet other financial obligations.

Downturns in the United States steel industry have had in the past, and may in the future have, an adverse effect on our sales and profitability.

     Historically, the steel industry has been cyclical in nature as a result of markets that it serves. Excess worldwide steel production capacity has further contributed to the destabilization of steel markets, especially during periods of reduced demand. The United States steel industry is affected by changes in economic conditions that are outside of our control, including currency exchange rates, and international, national, regional and local slowdowns in customer markets. For example, a decline for demand for our products or in the general financial condition of the packaging industry or its principal members to which we supply our tin mill products would have a material adverse affect on our business, financial condition, results of operations or prospects. In addition, during the periods of economic slowdown such as the one we are currently experiencing, our credit losses increase. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in the economic activity of our customers, while simultaneously resulting in higher interest payments under our senior credit facility. See "Business -- Principal Products and Markets."

Our indebtedness could adversely affect our financial position and prevent us from obtaining additional financing in the future.

     We have, and will continue to have after giving effect to the completion of the exchange offers, a substantial amount of indebtedness when compared to our shareholders' equity. The terms of the indentures governing the senior secured notes proposed to be issued in connection with the exchange offers and the terms of the senior credit facility generally limit the incurrence of additional indebtedness. As of December 31, 2001, our outstanding indebtedness was $403.2 million.

     As a result of our debt service obligations:

     - all of the indebtedness incurred in connection with the senior credit facility will become due no later than March 31, 2004, prior to the time the principal payment on the outstanding notes and the new senior secured notes and other long-term obligations will become due;

     - certain of our indebtedness, including the amounts borrowed under our senior credit facility, will be at variable rates of interest, which will make us vulnerable to increases in interest rates;

     - our ability to obtain additional financing in the future may be limited;

     - a portion of cash flow from our operations will be dedicated to the payment of principal and interest on our indebtedness as well as our pension and post-retirement obligations, thereby reducing the funds available for operations, future business opportunities and acquisitions and other purposes and increasing our vulnerability to adverse general economic and industry conditions;

     - we may be hindered in our ability to adjust rapidly to changing market conditions;

     - we may experience an event of default under one or more of our debt instruments that, if not cured or waived, could result in the acceleration of that and other of our indebtedness which would adversely affect us; and

     - our ability to withstand a downturn of our business or the economy generally or otherwise react to changes in general economic conditions, the United States steel industry, global competitive pressures or adverse changes in government regulation may be adversely affected. These factors may include, among others:

      -- the economic and competitive conditions in the steel industry, particularly as they affect product pricing and shipment volumes;

      -- any operating difficulties, increased operating costs or pricing pressures we may experience;

      -- cyclicality of the principal markets we serve;

      -- the economic conditions affecting the tin mill products market in particular and the financial performance of our principal customers;

      -- high levels of steel imports and the effect of any governmental actions to restrain illegal dumping of steel imports;

      -- the relative strength of the United States dollar as it affects international trade;

      -- the passage of legislation or other regulatory developments that may adversely affect us; and

      -- volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities.

Restrictive debt covenants contained in our senior credit facility and indentures could limit our ability to take certain business, financial and operational actions.

     Our senior credit facility and the proposed indenture governing the new senior secured notes contain covenants that will limit the discretion of our management with respect to certain business, financial and operational matters. The covenants, taken as a whole, place significant restrictions on our ability to, among other things:

     - incur additional indebtedness;

     - pay dividends and other distributions;

     - redeem, repurchase or prepay subordinated obligations, Series C preferred stock and other equity securities and other obligations;

     - convert Series C preferred stock into shares of our common stock;

     - enter into sale and leaseback transactions;

     - create liens and other encumbrances;

     - make acquisitions and certain investments;

     - engage in certain transactions with affiliates;

     - sell or otherwise dispose of assets; and

     - merge or consolidate with other entities.

     Our ability to comply with these and other provisions of the senior credit facility and the proposed indenture governing our new senior secured notes and other indebtedness may be affected by changes in economic or business conditions or other events beyond our control. A failure to comply with the obligations contained in the senior credit facility or the indenture and related agreements could result in an event of default under either the senior credit facility or the indentures, which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. If the indebtedness under the senior credit facility were to be accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness, including the new senior secured notes.

We may not successfully complete and manage future acquisitions that are fundamental to the success of our strategic plan.

     The consummation of the proposed exchange offers is critical to our ability to permit the fundamental repositioning of our business, which depends in part on our ability to make strategic acquisitions of assets related to the tin mill and coated products markets and to integrate successfully those assets into our operations. However, any strategic acquisitions require the consent of our lenders under the senior credit facility, and our existing capital resources are limited and otherwise are subject to restrictions in our senior credit facility and in the proposed indenture governing the new senior secured notes. Consequently, we may not have sufficient funds to finance such acquisitions unless we are successful in raising necessary debt or equity financing from third parties. We may not be able to obtain financing for this purpose on terms that are acceptable to us or our lenders or are permitted under the terms of the senior credit facility or the indenture or, in the case of equity, if we are required to increase our authorized capital on terms acceptable to our stockholders. Moreover, such acquisition opportunities may not become available or may not be available on acceptable terms.

     Any acquisitions consistent with our strategic plan that may occur will also place increasing demands on management and operations resources. Our future performance will depend, in part, on our ability to manage our changing operations and to adapt our operational systems to that end. We may not be successful at effectively and profitably managing the integration of any future acquisitions. Our failure to complete and manage any strategic acquisitions could adversely affect our business financial condition and results of operations.

Highly competitive conditions in the steel industry may directly and adversely affect the pricing of our products, our profit margin and operating cash flow.

     The steel industry is highly competitive, particularly with respect to price in the market for sheet products. We face intense competition from domestic and foreign steel producers. In addition, we face competition from producers of products other than steel, including aluminum, plastics, composites and ceramics. Competition is based primarily on price, with factors such as reliability of supply, service and quality also being important in certain segments of the industry. In addition, a number of our domestic competitors have filed for bankruptcy protection and are seeking to maintain their market share, particularly in commodity sheet steel products, by reducing prices.

     Integrated steel makers also face strong competition from mini-mills, which are efficient, low-cost producers that generally produce steel by melting scrap in electric arc furnaces, utilize new technologies, have lower employment costs and target regional markets. Mini-mills historically have produced lower margin commodity grade long products, such as bars, rods and wire and other commodity-type steel products not manufactured by us. However, thin slab cast technology has allowed mini-mills to enter sheet markets traditionally supplied by integrated producers, including the hot rolled, cold rolled and galvanized markets. Mini-mills generally continue to have a cost advantage over integrated steel producers, particularly for labor and especially during periods of weak demand when scrap prices are low. Although most new capacity in the domestic industry has resulted from growth in mini-mill operations, there has also been a significant increase in both cold rolling and galvanizing capacity at independent processors.

     Foreign producers also compete with us, although to a lesser extent than domestic mills. Many foreign producers have lower labor costs and some are subsidized by their governments. Political and social considerations may influence their decisions with regard to production and sales more than prevailing market forces. Many foreign steel producers continue to ship to the United States market despite decreasing profit margins or losses. Other factors that influence the level of foreign competition include the relative strength of the dollar, the level of imports, and the effectiveness of United States trade laws. On October 22, 2001 the ITC found that the domestic steel industry had sustained serious injury because of foreign imports. On December 7, 2001, the ITC recommended tariffs and quotas on sheet products and tin plate. On March 5, 2002, President Bush announced the imposition of tariffs on 12 categories of steel products, including tin mill, hot-rolled, cold-rolled and galvanized products, all of which are produced by us, of up to 30% over a three-year period.

     Although a number of countries have objected to the Bush Administration's decision and have indicated their intention to challenge the decision, the Bush Administration has stated publicly that, in its belief, the decision was made in conformity with World Trade Organization guidelines. However, we cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the United States steel industry will occur.

     Moreover, demand may not increase from current depressed levels. Increased production capacity or operating efficiencies of our competitors, or increased foreign and domestic competition, may directly and adversely affect pricing and profit margins and our operating cash flow.

Substantial pension and other postretirement benefit obligations may adversely affect future cash flow.

     We have substantial financial obligations related to our employee postretirement plans for medical and life insurance benefits and pensions. Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" requires that we accrue retiree medical and life insurance benefits during an employee's service rather than defer the recognition of costs until claims are actually paid. In accordance with this accounting standard, we have established a liability for the present value of the estimated future medical and life insurance benefit obligations. As of December 31, 2001, we had balance sheet liabilities for accumulated postretirement health care and life insurance benefit obligations of $364.4 million. The cash payments for actual postretirement health and life insurance claims were $23.2 million in 1999, $26.5 million in 2000 and $29.8 million for 2001, and our health care costs are projected to increase between 7.50% and 13.75% in 2002.

     In accordance with the Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," we had an accrued pension liability of $205.3 million at December 31, 2001 for our defined benefit pension plans. As of December 31, 2001, projected benefit obligations of $904.5 million exceeded plan assets by $271.3 million.

     However, adverse developments in health care costs could materially increase the amount of our postretirement benefit obligations and adverse conditions in the financial markets have, and could in the future, materially decrease the plan assets available to fund pension obligations. Plant shutdowns would substantially increase the amount of our postretirement benefit obligations. In addition, layoffs or other similar events, including our recently negotiated workforce reduction, could also increase the amount of our postretirement benefit obligations.

     We do not expect to have any near term funding requirements with respect to our pension plans. Under minimum funding rules, no contribution is expected in 2002; however, substantial contributions of an average of at least $50 million per year are likely to be required in each of 2003 through 2007. This amount is subject to significant change depending on, among other things, asset performance.

The price and availability of our raw materials may fluctuate and adversely affect our operating results.

     We purchase a number of raw materials in the open market in the ordinary course of our business, including scrap, tin, zinc, natural gas and other raw materials, which are subject to significant price fluctuation. We have entered into a memorandum of understanding with U.S. Steel to provide us with a minimum of 650,000 net tons of coke in 2002 and 500,000 net tons of coke in each of 2003 and 2004, with the option to buy incremental volume so that our total purchases approximate 60% of our requirements, under which the price of coke fluctuates on an annual basis based on the market price for coke. We also have a contract with another supplier for additional requirements with pricing also based on market price. We may not be able to negotiate acceptable renewal terms for these contracts. We have entered into long-term supply contracts with respect to other commodities, including iron ore pellets, industrial gases and electricity; however, the loss of any of those contracts or of our coke supply contracts may expose us to greater market risks, and the potential for significant cost increases which could have a material adverse effect on our business, financial condition, results of operations and prospects.

     In addition, certain of our raw material suppliers are participating in our vendor financing programs, under which we have entered into a sale and leaseback transaction with respect to our Foster-Wheeler Steam Generating Plant and related electricity generating assets, which supplies process steam, heat and electricity. A failure to satisfy our rental payment and other obligations under this arrangement could result in the termination of the lease. This may adversely affect our relationships with participating vendors and may also adversely affect our ability to secure the steam and electricity necessary to operate our steel making facilities.

Unplanned repairs or equipment outages could interrupt production and reduce sales and profitability.

     Our integrated operations depend upon critical equipment, such as blast furnaces, basic oxygen furnaces, our continuous caster, our hot strip mill and other rolling and finishing facilities to support our business, that may occasionally be out of service due to routine scheduled maintenance or equipment failures. Any unplanned unavailability of critical equipment could interrupt our production capabilities and reduce our sales and profitability. We have experienced unscheduled equipment outages in the past, and we could have material shutdowns in the future.

We may not be able to negotiate favorable labor agreements or prevent work stoppages.

     The Independent Steelworkers Union represents our production and maintenance workers, clerical workers and nurses. In addition, the Independent Guard Union represents our security personnel. While we negotiated new agreements with the ISU and the IGU in October 2001, which expire no earlier than March 2004, future collective bargaining agreements, or the negotiation of such agreements, may have an adverse effect on our financial condition and results of operations. Labor disputes and resulting work stoppages or slowdowns occasionally occur in the steel industry. Work stoppages or slowdowns may occur in the future in connection with labor negotiations or otherwise.

We may incur substantial environmental control and remediation costs.

     In common with other United States steel producers, we are subject to various federal, state and local requirements for environmental controls relating to our operations. These environmental laws and regulations include the Clean Air Act with respect to air emissions; the Clean Water Act with respect to water discharges; the Resource Conservation and Recovery Act with respect to solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act with respect to releases and remediation of hazardous substances. In addition, West Virginia has similar environmental laws.

     We have spent substantial amounts of money to control air and water pollution pursuant to applicable environmental requirements. We have also spent, and will continue to spend, substantial amounts for proper handling and disposal and for the environmental investigation and cleanup of properties. Along with capital investments and operating costs relating to environmental matters, from time to time we have been and may be subject to penalties or other requirements as a result of administrative action by regulatory agencies. The ultimate impact of complying with environmental laws and regulations is not always clearly known or determinable because certain implementing regulations have not yet been promulgated or in certain instances are undergoing revision. However, complying with environmental laws and regulations may substantially increase capital, operating and compliance costs. Currently, we are involved in a number of environmental remediation projects relating to the remediation of former and present operating locations and are involved in a number of other remedial actions under federal and state law.

     We may incur environmental exit costs if we decide to sell a current property, for it is our policy not to accrue such environmental exit costs until we decide to dispose of a property. These costs include, among other things, remediation and closure costs and expenses relating to our clean-up of soil contamination, our closing of waste treatment facilities and our monitoring commitments. We believe that the ultimate liability for the environmental remediation matters identified to date, including the clean-up, closure and monitoring of waste sites and formerly-owned facilities and businesses, will not materially affect our consolidated financial condition or liquidity. However, the identification of additional sites, increases in remediation costs with respect to identified sites, the failure of other potentially responsible parties to contribute their share of remediation costs, decisions to dispose of additional properties and other changed circumstances may result in increased costs to us. These increased costs may have a material adverse effect on our financial condition, liquidity and results of operations.

We depend on our key personnel for our success, and the loss of their services could have a negative impact on our business.

     Our success will depend, in large part, on the efforts, abilities and experience of our senior management and other key employees. Executive compensation for our key employees has been restrained by our weak financial performance, and options and other stock-based incentive compensation currently have minimal or no value. In light of our current financial position and uncertain prospects, including whether we are permitted to pursue the fundamental repositioning of our business through strategic acquisitions and targeted investments, key employees, including members of senior management, may not have an incentive to stay with us. The loss of the services of one or more such individuals could adversely affect our business, financial condition, results of operations or prospects.

Weirton's ESOPs hold approximately 40% of our voting power and the ESOP participants acting together can exercise substantial influence over our affairs.

     Approximately 40% of the combined voting power of our issued and outstanding shares of common stock and voting convertible preferred stock are held by Weirton's 1984 ESOP and 1989 ESOP, respectively. Accordingly, the ESOPs and their participants, consisting of active and retired employees of Weirton, can exercise significant influence over our affairs, including the election of our directors and the approval of actions requiring the approval of our stockholders, including the adoption of amendments to our restated certificate of incorporation, increases in our authorized capital, issuances of voting securities, and approval of mergers or sales of substantially all of our assets. A number of corporate actions require the affirmative vote of holders having at least 80% of the outstanding voting power. The restated certificate of incorporation also limits the ability of any stockholder other than the ESOPs to exercise more than 5% of voting power.

     The interests of the ESOPs and their participants may conflict with your interests. The concerns of employee-stockholders, including retired employees who are ESOP participants, with respect to matters such as job security, pensions and postretirement benefits may conflict with your interests. For example, a "change of control" transaction, which would require us to repurchase all or a portion of your new senior secured notes, may not be approved by the requisite supermajority vote of the stockholders, if any employee-stockholder concerns arising out of a sale, merger or similar transaction are not satisfactorily resolved. Likewise, the execution of our strategic plan through selective acquisitions and targeted investments will likely require outside funding, including the possible issuance of equity or equity-related securities by the company. The authorization of additional common stock and the approval of the issuance of common stock, for example, in connection with the financing of an acquisition or to permit the conversion of the Series C preferred stock will also require supermajority stockholder approval and possibly be subject to similar employee or retiree concerns.

ITEM 2. PROPERTIES

     Weirton owns approximately 2,700 acres in the Weirton, West Virginia area that are devoted to the production and finishing of steel products, as well as research and development, storage, support services, and administration facilities. We own trackage and railroad rolling stock for materials movement, watercraft for barge docking and a variety of heavy industrial equipment. We have no material leases for real property except that under our vendor financing programs we are leasing our Foster-Wheeler Steam Generating Plant and related electricity generating assets, and plan to enter into a similar transaction with respect to our executive offices and research and development facility. Our mill and related facilities are accessible by water, rail and road transportation. We believe that our facilities are suitable to our needs and are adequately maintained.

     Over the last 15 years, we have invested approximately $1 billion in modernizing and upgrading our equipment, including approximately $500 million on our continuous caster, hot strip mill, and No. 9 tin tandem mill. We believe this has enabled us to continue to produce a superior quality steel substrate, and, consequently, to maintain the high quality of our tin mill and other value-added products.

     Our primary steel making facilities include two blast furnaces, a two vessel basic oxygen process shop, a CAS-OB facility, two RH degassers, and a four strand continuous caster with an annual slab production capacity of up to
3.2 million tons. Our downstream operations include a hot strip mill with a practical capacity of 3.4 million tons per year, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities.

     The name and area of each of our primary steel making facilities and principal downstream manufacturing facilities, all of which are located in Weirton, West Virginia, together with the principal products that they are equipped to produce as of December 31, 2001, are as follows:

                                                     PRODUCTION
                             NOMINAL    -------------------------------------
                             CAPACITY   1997    1998    1999    2000    2001        PRINCIPAL PRODUCTS
                             --------   -----   -----   -----   -----   -----       ------------------
                                         (TONS PER YEAR IN 000'S)
PRIMARY STEEL MAKING
  FACILITIES
  Two blast furnaces......    3,100     2,539   2,392   1,577   2,131   2,026   Hot metal
  Two basic oxygen            3,400     2,874   2,778   1,831   2,517   2,393   Liquid steel
    furnaces..............
  Slab caster.............    3,200     2,837   2,741   1,802   2,484   2,359   Cast slabs
ROLLING AND FINISHING
  FACILITIES
  Hot strip mill..........    3,400     3,156   2,914   2,852   2,864   2,699   Hot rolled bands
  Two continuous              2,300     2,251   2,049   2,003   1,980   1,883   Hot rolled pickle & oil
    picklers..............
  Three tandem mills......    2,400     2,069   1,902   1,825   1,806   1,699   Cold rolled
  Four tin/TFS lines......    1,100       840     809     748     735     834   Tin/tin free steel
  Four galvanizing              750       724     664     614     588     571   Galvanized,
    lines.................                                                      electrogalvanized,
                                                                                galvannealed, galfan

     Blast Furnaces Nos. 1 and 4. Iron ore pellets, iron ore, coke, limestone and other raw materials are consumed in our blast furnaces to produce molten iron or "hot metal."

     Basic Oxygen Furnaces. In the basic oxygen furnaces, impurities are removed, scrap is added to the hot metal, and metallurgical tests are performed on the resulting liquid steel to ensure conformity to customer specifications. Although the resulting product is all molten steel, metallurgical determinations with respect to use are determined on a batch by batch basis. Our basic oxygen shop is one of the largest in North America. It employs two vessels, each with a capacity of 360 tons per heat.

     Multi-Strand Continuous Caster. Molten steel is poured into the multi-strand continuous caster where it is formed into steel slabs measuring up to 48" wide, 400" long and 9" thick. These slabs are then transferred to the hot strip mill for rolling.

     Hot Strip Mill. Our hot strip mill is an integral part of our downstream steel processing operations and one of the few of its kind in the industry. It is an energy efficient, low-cost mill capable of rolling both carbon and stainless steel substrate into thin gauge, narrow width sheet. In addition to rolling our own slabs, we are capable of rolling purchased slabs and slabs supplied by other steel manufacturers and have entered into a long-term tolling agreement with a major stainless steel producer to convert stainless slabs into stainless coils, which account for almost 20% of our hot strip mill overall capacity. Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Our hot strip mill was totally rebuilt beginning in 1988, with the major portion completed by 1994, at a cost of $360 million. Hot strip mill assets include: walking beam reheat furnaces, hydraulic seals breaker, reversing roughing mill, R-5 roughing stand, heat retention covers, rotary crop shear, finishing mill, laminar flow cooling system, downcoilers and mill automation system.

     Continuous Pickling Plant. In our continuous pickling plant, hot bands are processed through a hydrochloric acid bath to remove surface scale and are sold as "hot rolled pickled" or further processed into higher value-added products at our downstream facilities.

     Tandem Mills. Our tandem mills include one four and two five stand cold reduction rolling mills which cold reduce heavy gauge hot bands into light gauge cold roll and black plate product. The No. 9 tin tandem mill is a continuous operation and was completely rebuilt in 1994 and is dedicated to our tin mill product lines.

     Tin Finishing and Plating Assets. Our tin assets consist of two cleaning lines, three continuous annealing lines, a batch anneal facility consisting of twelve furnaces, four double reduction/temper mills, and four electrolytic tin plate/tin free steel plating lines. We also have a number of coil prep and trimming lines, as well as a wide variety of material handling, packaging and maintenance equipment to support our operations. The Weirton plant is the largest tin plating facility in North America.

     In both of our continuous and batch annealing operations, cold rolled substrate is processed through an annealing furnace to enhance the ductility of the steel for further forming and drawing. The continuous annealing lines also clean the strip. For batch annealed product, the strip is processed through one of our cleaning lines. Our facilities are capable of most specified tempers.

     We have two similarly designed 2-stand, 4-high as well as two similarly designed 2-stand 2-high rolling mills which cold reduce black plate steel from the tandem mills to required tin mill product gauges. Both annealing and cold reduction requirements are a function of end use customers' ductility and hardness specifications.

     We have four electrolytic tin lines that apply a coating of either tin or chrome to black plate steel substrate through the use of electricity and chemicals. All lines are capable of making most tin mill product gauges and coating weights at very high speeds.

     Electrolytic tin plate (ETP), a black plate steel product with a precisely controlled electrolytically applied coating of tin, is one of the industry's most widely used products, the primary advantages of which are excellent corrosion resistance, exceptional durability and a bright, attractive surface finish.

     Tin plate is well suited for a variety of forming operations and can be welded, soldered, bonded, drawn, stamped and embossed. Additionally, in drawn and ironed canmaking operations, the tin coating acts as a solid lubricant.

     Weirchrome, or tin free steel, is black plate that has been electrolytically plated with metallic chromium and chromium oxides. Weirchrome offers superior acceptance of organic coatings (paints, lacquers, inks). Formability, strength, superior surface finish and cost effectiveness are among the other advantages that Weirchrome has to offer.

     Galvanizing Lines. We have one electrolytic galvanizing line that applies a coating of zinc to black plate steel through an electroplating process. The product processed through this line is generally light gauge with narrow widths and is used predominantly in the construction market. We also have three hot-dipped galvanizing lines that apply a coating of zinc to cold rolled steel by submerging the substrate through a bath of hot zinc. These lines are capable of a variety of coating weights, gauges, and widths (up to 48") as well as coating and annealing requirements (galvanized, galvannealed and galfan). Weirton's galvanized sheet steel products provide superior protection in many corrosive environments and are appropriate for almost any application that calls for formability, strength, corrosion protection and cost efficiency.

     Finished products are packaged as required to provide superior protection from the elements and from handling damage. Located on the Ohio River, Weirton offers truck, rail and barge transportation.

     The lenders under our senior secured credit facility currently have a first priority lien on our No. 9 tin tandem mill and, effective upon the consummation of the exchange offer, will have a first priority lien on our hot strip mill, No. 9 tin tandem mill and tin assets. The holders of the new senior secured notes and the new secured series 2002 bonds will hold a second priority lien in these assets.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, a number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to commercial, labor, employment and employee benefits matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Prior to 1989, Weirton was owned entirely by its employees through an employee stock ownership plan, or the 1984 ESOP. In June 1989, we commenced trading of our common stock on the New York Stock Exchange following an underwritten public offering by the 1984 ESOP. In September 2001 our common stock was delisted and currently trades over-the-counter.

     In connection with our 1989 public offering, Weirton established a second employee stock ownership plan, or the 1989 ESOP, and funded it with the Series A Convertible Voting Preferred Stock. Substantially all of our employees participate in the 1984 ESOP and the 1989 ESOP, which as of December 31, 2001 owned approximately 19% of the issued and outstanding shares of our common stock and substantially all of the issued and outstanding shares of our Series A preferred stock, collectively representing approximately 40% of the voting power of our voting capital stock. In 1991 we issued 500,000 shares of Series B preferred stock, and we redeemed all of those shares in 1994.

     As of March 22, 2002, there were 41,841,883 shares of common stock, $.01 par value ("Common Stock"), outstanding held by 3,685 stockholders of record.

     Subject to any preferences of outstanding preferred stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the board of directors out of legally available funds.

     Under the senior credit facility, our ability to pay dividends on our stock is limited to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of our cumulative consolidated net income since March 31, 1993, plus the net proceeds from subsequent issuances of certain capital stock, less certain allowable payments. As of December 31, 2001, pursuant to these covenants, we could pay dividends on Common Stock of up to $5.0 million.

     As of March 22, 2002, 7,678,039 shares of Common Stock, or 18% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank--North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 5,263 participants who were active or former employees of the Company. In addition, as of March 22, 2002 there were 1,496,091 shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred Stock"), outstanding. As of that date, United National Bank--North, as Trustee of the Company's second Employee Stock Ownership Plan (the "1989 ESOP"), was the record owner of shares of the Series A Preferred Stock, or over 94% of the outstanding shares of Series A Preferred Stock, subject to the terms and conditions of said Plan. As of that date, the 1989 ESOP had approximately 6,052 participants who were active or former employees of the Company. The Series A Preferred Stock is not listed for trading on any exchange. The Series A Preferred Stock has a liquidation preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A Preferred Stock is entitled to 10 votes in all matters presented to the stockholders for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under Item 1.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                                                 2002 (1)            2001            2000
                                            -------------------   -----------   ---------------
                                              HIGH       LOW      HIGH   LOW     HIGH      LOW
                                            --------   --------   ----   ----   -------   -----
Quarter
First.....................................       .78        .24   1.34    .85   10 13/16  6 1/16
Second....................................                         .64   1.53     8 1/8   3 1/4
Third.....................................                         .18    .75     3 3/4   2 7/16
Fourth....................................                         .24    .45   2 11/16   1 1/10

---------------

(1) First Quarter 2001 through March 22, 2002.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following data, insofar as it relates to each of the years 1997 through 2001, has been derived from financial statements audited by Arthur Andersen LLP, independent public accountants. You should read the selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited historical consolidated financial statements which includes a report with an explanatory paragraph with respect to the uncertainty regarding the Company's ability to continue as a going concern, as discussed in Note 2 to the financial statements, and the accompanying notes.

                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                     1997      1998      1999      2000      2001
                                                    -------   -------   -------   -------   -------
                                                     (DOLLARS IN MILLIONS, EXCEPT WHERE INDICATED)
INCOME STATEMENT DATA:
Net sales(1)......................................  $1,444    $1,297    $1,130    $1,118    $  960
  Costs of sales(1)...............................   1,305     1,159     1,076     1,053     1,041
  Selling, general and administrative expenses....      36        39        45        42        35
  Depreciation....................................      61        61        61        64        65
  Provision for profit sharing(2).................      --        --        15        --        --
  Asset impairment(3).............................      --        --        22        --        --
  Restructuring charges...........................      17         3        --        --       141
                                                    ------    ------    ------    ------    ------
Income (loss) from operations.....................      25        35       (89)      (41)     (322)
  Gain on sale of MetalSite investment, net(4)....      --        --       170        --        --
  Loss from unconsolidated subsidiaries...........      --        --        (1)      (26)      (19)
  Interest expense(5).............................     (48)      (44)      (44)      (35)      (38)
  Other income, net...............................       4         5         2         5         1
  ESOP contribution(6)............................      (3)       (3)       (2)       --        --
                                                    ------    ------    ------    ------    ------
Income (loss) before income taxes, extraordinary
  item and minority interest......................     (22)       (7)       36       (97)     (378)
  Income tax provision (benefit)(7)...............      (4)       (1)        8       (12)      154
                                                    ------    ------    ------    ------    ------
Income (loss) before extraordinary item and
  minority interest...............................     (18)       (6)       28       (85)     (532)
  Extraordinary loss on early extinguishment of
     debt(8)......................................      --        --        --        --        (1)
                                                    ------    ------    ------    ------    ------
Income (loss) before minority interest............     (18)       (6)       28       (85)     (533)
  Minority interest in loss of subsidiary.........      --        --         3        --        --
                                                    ------    ------    ------    ------    ------
Net income (loss).................................  $  (18)   $   (6)   $   31    $  (85)   $ (533)
                                                    ======    ======    ======    ======    ======
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and equivalents............................  $  125    $   68    $  209    $   32    $    6
  Working capital(15).............................     302       203       299       193       N/A
  Total assets....................................   1,282     1,194     1,187       990       721
  Long-term employee benefits.....................     436       419       419       399       542
  Long-term debt (including current portion)(9)...     389       305       305       299       403
  Redeemable preferred stock, net(10).............      21        22        23        21        20
  Stockholders' equity (deficit)..................     133       122       154        63      (470)

                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                     1997      1998      1999      2000      2001
                                                    -------   -------   -------   -------   -------
                                                     (DOLLARS IN MILLIONS, EXCEPT WHERE INDICATED)
OTHER FINANCIAL DATA
  EBITDA(11)......................................  $  103    $   99    $   (6)   $   23    $ (116)
  Capital expenditures............................      60        50        22        38        10
  Net cash provided by (used for) operating
     activities(12)...............................      72        50        81       (85)     (110)
  Net cash provided by (used for) investing
     activities(13)...............................     (60)      (58)      145       (78)      (11)
  Net cash provided by (used for) financing
     activities...................................       1       (49)      (85)      (15)       95
  Working capital ratio(14).......................   2.2:1     1.7:1     2.2:1     2.2:1       N/A
OTHER DATA (FOR PERIOD EXCEPT WHERE NOTED)
  Average hot band price per ton shipped..........  $  335    $  306    $  265    $  283    $  219
  Average sales per ton shipped...................     521       504       449       457       430
  Average cost per ton shipped....................     471       450       428       430       467(15)
  Tons steel shipped (in thousands)...............   2,772     2,575     2,514     2,448     2,231
  Active employees (at end of period).............   4,873     4,329     4,302     4,246     3,863(15)

---------------

 (1) In accordance with Emerging Issues Task Force Issue 00-01, "Accounting for Shipping and Handling Fees and Costs," shipping and handling costs were reclassed from net sales to cost of sales.

 (2) The provision for employee profit sharing is calculated in accordance with the profit sharing plan agreement. The provision is based upon 33 1/3% of net income.

 (3) The asset impairment charge is associated with the write down of a slab sizing press to fair value.

 (4) The gain on sale of investment relates to the sale of a portion of our investment in MetalSite, L.P.

 (5) Interest expense has been reduced by capitalized interest of $0.2 million for 2000, $0.4 million for 1998 and $0.5 million for 1997. There was no capitalized interest expense applicable to facilities under construction for the years 2001 or 1999.

 (6) Does not include a net outflow of cash as these contributions are returned to Weirton in the form of payments on loans from Weirton to the 1984 and 1989 ESOPs.

 (7) In the second quarter of 2001, a non-cash charge was recorded to fully reserve our deferred tax assets which include the deferred tax assets related to approximately $400 million of net operating loss carryforwards. It was determined that our cumulative financial losses had reached the point that fully reserving the deferred tax assets was required. However, to the extent that we generate taxable income prior to the expiration of the net operating loss carryforwards, we may be able to utilize them to help offset our tax liabilities, subject to certain significant limitations that may apply to our use of such loss carryovers depending on future changes of ownership of our stock, including if we issue additional shares of our stock in the future.

 (8) Reflects certain costs incurred in connection with the early extinguishment of debt.

 (9) Long-term debt (including current portion) does not include amounts utilized under our accounts receivable securitization program. Under our accounts receivable securitization program, we obtained proceeds by selling participation interests in our accounts receivable as opposed to borrowing money using accounts receivable as collateral. As a result of this structure, proceeds received were accounted for as a reduction of our accounts receivable balance. We had sold participation interests in our accounts receivable of $25.0 million and $35.0 million at December 31, 2000 and 1999, respectively. We terminated our accounts receivable securitization program when we entered into our senior credit facility.

(10) Reflects the historical cost of the preferred stock at $14.50 per share at the time of its original issuance. The outstanding shares of Series A mandatorily redeemable preferred stock are subject to redemption at a price equal to the appraised value at the redemption date. At December 31, 2001, the shares had an appraised fair value of $0.25 per share. In any given year, we are only required to redeem those shares put to us by a limited number of former ESOP participants who have retired or otherwise separated from service.

(11) EBITDA is calculated as income (loss) from operations plus depreciation and non-recurring items including restructuring charges and asset impairment. EBITDA is presented because our management believes that such information is considered by certain investors to be an additional basis for evaluating our ability to pay interest and repay debt. EBITDA should not be considered as an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, as a measure of our operating results and cash flows or as a measure of our liquidity. EBITDA is not calculated identically by all companies.

(12) Net cash provided by (used for) operating activities includes amounts utilized under our accounts receivable securitization program. Utilization of the accounts receivable securitization program is treated as a sale of accounts receivable rather than long-term debt. As a result, the cash flows related to the program are operating cash flows. Cash flows from the accounts receivable securitization program accounted for $35.0 million in cash flows provided by operations in 1999, $10.0 million used by operations in 2000 and $25.0 million used by operations in 2001.

(13) Cash flows from investing activities include $170.1 million in proceeds from the sale of a portion of our investment in MetalSite L.P. in 1999.

(14) Our working capital ratio is calculated by dividing our total current assets by our total current liabilities. At December 31, 2001, total current liabilities, which included $335.4 million of current debt and revolving credit obligations, exceeded current assets by $262.0 million.

(15) Does not reflect the workforce reduction of 550 employees implemented beginning in the fourth quarter 2001 pursuant to our operating cost savings plan or the effect of the operating cost savings plan on average cost per ton shipped. We expect that the workforce reduction program will be fully implemented by the second quarter of 2002.

     We estimate that our operating cost savings program will result in annual cost savings of approximately $51 million, of which approximately $44 million is expected to be cost of sales savings (with the remainder resulting from reduced selling, general and administrative expenses). The $44 million in cost of sales savings equates to approximately $15 to $20 per ton based on shipment levels.

     As a result of the operating cost savings program, we recorded a restructuring charge of $129 million. The restructuring charge included an increase in pension and other post retirement obligations of approximately $119 million, an $8 million increase in other long-term liabilities and $2 million in other short term costs, including severance payments. This restructuring provides for the permanent elimination of a minimum of 372 production and maintenance jobs, a minimum of 78 office, clerical and technical jobs and a reduction of 100 management positions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the audited consolidated financial statements and notes thereto, which begins on page 38.

OVERVIEW

     General. We are a major integrated producer of flat rolled carbon steel with principal product lines consisting of tin mill products and sheet products. Tin mill products include tin plate, chrome coated and black plate steels and are consumed principally by the container and packaging industry for food cans, general line cans and closure applications, such as caps and lids. Tin mill products accounted for 49% of our revenues and 36% of tons shipped in 2001. Sheet products include hot and cold rolled and both hot-dipped and electrolytic galvanized steels and are used in numerous end-use applications, including among others the construction, appliance and automotive industries. Sheet products accounted for 51% of our revenues and 64% of tons shipped in 2001. In addition, we currently are providing tolling services at our hot strip mill for a major stainless steel producer, which accounts for almost 20% of the overall capacity of our hot strip mill.

     We seek to strengthen our position as a leading domestic full range producer of higher margin tin mill products by further shifting our product mix toward higher margin value-added tin mill products and away from lower margin, commodity flat-rolled sheet products.

     In general, commodity sheet products are produced and sold in high volume in standard dimensions and specifications, while our tin mill and other value-added products require further processing, generally command higher profit margins and typically are less affected by imports and domestic competition. The market for tin mill products generally remains stable over the typical business cycle as compared to more volatile markets for sheet steel products. Domestic supply of tin mill products has been limited by the relatively small number of domestic producers, recent facility rationalizations, and the anti-dumping determination made by the ITC in August 2000. In addition, all of our tin mill products sales are based upon contracts of one year or more and are, therefore, less subject to price volatility than spot market sales.

     Recent Developments. Weirton, like most United States integrated steel producers, has sustained significant operating losses and a decrease of liquidity as a result of adverse market conditions due to the current slowing economic conditions, which have been exacerbated by the September 11, 2001 terrorist attacks on the United States, and depressed selling prices caused in substantial part by dramatic increases in imported steel. See "Item I, Business -- Steel Industry Overview."

     Many industry observers believe that the severity of the current crisis in the United States will lead to a necessary restructuring of the industry. In June 2001, the Bush Administration initiated a trade investigation by the ITC under section 201 of the Trade Practices Act of 1974 regarding the illegal dumping of steel by foreign competitors. On October 22, 2001, the International Trade Commission found that twelve steel product lines, representing 74% of the imports under investigation, have sustained serious injury because of foreign imports. These product lines include hot rolled, cold rolled, galvanized sheet and coil, and tin mill products. On December 7, 2001, the ITC recommended tariffs and quotas on sheet products and tin plate. On March 5, 2002, President Bush decided to impose tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief with respect to other products. All of our flat-rolled product lines, including tin mill, hot rolled, cold rolled and galvanized products, should benefit from the imposition of tariffs. In addition, imported steel slabs are subject to an increasing annual quota of at least 5.4 million tons, subject to the imposition of tariffs if the tonnage exceeds the quota limit, excluding steel slabs from Mexico and Canada. Although a number of countries have objected to the Bush Administration's decision and have indicated their intention to challenge the decision, the Bush Administration has stated publicly that, in its belief, the decision was made in conformity with World Trade Organization guidelines. However, we cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the steel industry will occur.

     In response to severe weaknesses in the domestic steel industry and our worsening financial condition, we have developed a strategic plan to reduce operating costs, improve our liquidity and working capital position, restructure our long-term debt and fundamentally reposition our business to focus on the production and sale of tin mill products and other higher margin value-added sheet products. See "Item I, Business -- Our Strategic Plan."

     Our strategic plan has five integral steps and we began to recognize the benefits of the first three steps in the fourth quarter of 2001:

          - reducing our operating costs on an annual basis through the full implementation of a cost savings program which includes a workforce reduction, reductions to our employee benefits costs and other operating cost savings, which became effective in late October 2001 (estimated to generate approximately $51 million in annual cost savings when fully implemented by the second quarter 2002);

          - improving our liquidity and long-term supplier relationships through financing programs we entered into primarily with our vendors, including over 60 suppliers, in late October 2001 and through ongoing negotiations with other suppliers of services and raw materials (currently estimated to generate at least $40 million in additional near term liquidity);

          - increasing our borrowing availability and liquidity through the refinancing of our bank credit and asset securitization facilities, which became effective in late October 2001 (which has resulted in $30 to $35 million in additional availability compared to our prior inventory facility and accounts receivable securitization program);

          - restructuring our long-term debt and lowering our debt service costs through the exchange offers and the series 1989 bonds exchange offer in order to increase our liquidity and financial flexibility by approximately $28 million in 2002, and similar amounts in 2003 and 2004, provided we do not pay contingent interest; and

          - fundamental repositioning of our business to focus on tin mill and other higher margin value-added sheet products and significantly reduce our presence in the commodity flat-rolled product market.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net loss for 2001 was $533.3 million, or $12.85 per diluted share, which included a non-cash charge of $153.8 million to fully reserve the deferred tax assets, restructuring charges of $129.0 million related to fourth quarter workforce reductions associated with our strategic plan, $12.3 million for an involuntary first quarter reduction program for non-represented employees, the write-off of our remaining interests in certain joint ventures totaling $18.1 million and an extraordinary loss on the early extinguishment of debt of $1.0 million. Excluding the effects of these items, net loss for 2001 was $219.1 million compared to a net loss of $85.1 million, or $2.06 per diluted share, for 2000.

     Net sales for 2001 were $960.4 million, a decrease of $157.5 million or 14% from 2000. Total shipments for 2001 were 2.2 million tons, a decrease of 0.2 million tons, or 9%, compared to 2000 shipments of 2.4 million tons. The decrease in revenue reflects the extremely adverse market conditions that have troubled the domestic steel industry since 1998 and have significantly worsened over the past 18 months. In addition to the impact of the decrease in shipment volume, our revenues were negatively impacted by lower selling prices on all products. Average tin mill product prices were down approximately $6 per ton, or approximately 1%, during 2001 compared to 2000. Average flat rolled sheet steel prices were lower by $51, or 13%, over the same period. Partially offsetting the impact of lower selling prices and volumes was a shift to a higher value-added product mix with a notable increase in tin plate shipments as a percentage of total shipments.

     Tin mill product net sales for 2001 were $472.8 million, an increase of $34.5 million from 2000. Shipments of tin mill products in 2001 were 799,000 tons compared to 736,000 tons for 2000. The increase in revenue resulted from a 9% increase in shipments which was partially offset by a modest decrease in selling prices.

     Sheet product net sales for 2001 were $487.6 million, a decrease of $192.0 million from 2000. Shipments of sheet product in 2001 were 1.4 million tons compared to 1.7 million tons in 2000. The decrease in revenue resulted from both a decline in shipments of approximately 16% and a substantial decline in selling prices.

     Costs of sales for 2001 were $1,041.5 million, or $467 per ton, compared to $1,052.9 million, or $430 per ton, for 2000. The increase in cost of sales per ton was attributable to higher energy costs, greater pension expense and a shift to a higher value-added product mix. The decrease in shipments also contributed to the higher cost of sales per ton as we lost certain economies of scale.

     For 2001, we incurred a negative gross margin as cost of sales exceeded sales by $81.1 million. Severe weakness in the domestic steel industry has severely depressed sheet product prices to the point where our sheet product revenues are not enough to exceed the direct cost of production and indirect overhead costs. Depressed market conditions have resulted in lower shipment and production levels and the loss of certain economies of scale. Additionally, higher energy costs have negatively impacted our operating results. Gross margin on our tin mill products have been positive during the period, but not enough to offset the negative margins on sheet products. We will continue to compete in the sheet products market to utilize our productive assets as efficiently as possible, but as part of our strategic plan, we will make efforts to transition more of our shipments from sheet products to tin products.

     In the fourth quarter of 2001, as part of our five part strategic plan we began implementation of an operating cost reduction program. Our management negotiated new labor agreements with the ISU that became effective in late October 2001. The agreements provide for the permanent elimination of a minimum of 372 production and maintenance jobs and a minimum of 78 office, clerical and technical jobs. We also streamlined our management structure by elimination of non-core and redundant activities resulting in a reduction of 100 management positions.

     As a result of the workforce reductions, we recorded a fourth quarter restructuring charge of $129.0 million, consisting in part of a $90.0 million increase in our accrued pension cost and a $28.6 million increase in our liability for other post-retirement benefits. Also as part of the fourth quarter restructuring charge, we recorded a $7.7 million liability to reimburse the National Steel pension plan for Weirton employees. As part of the agreement under which we acquired our assets from National Steel in 1984, National Steel agreed to assume responsibility for pension benefits related to our employees' service prior to the acquisition. However, under the same agreement, we are required to partially reimburse the National Steel pension plan for Weirton employees if our employees are induced into retiring early. The remaining $2.7 million of the fourth quarter restructuring charge was related to other separation and severance benefits provided to the affected employees and is reflected in current liabilities at December 31, 2001.

     In March 2001, prior to the implementation of our strategic plan, we implemented our 2001 workforce downsizing program. The program reduced non-represented staff employees by approximately 10%. As a result, we recorded a first quarter restructuring charge of $12.3 million consisting of an increase in accrued pension cost of $5.4 million and an increase in our liability for other post retirement benefits of $3.9 million. The remaining $3.0 million consisted of a $0.6 million liability to reimburse the National Steel pension plan for Weirton employees and $2.4 million of other separation and severance benefits provided to the affected employees. As of December 31, 2001, we had paid an aggregate of $1.1 million related to the restructuring charges.

     During the first quarter of 2001, we recorded a $18.1 million charge to loss from unconsolidated subsidiaries writing-off our investments in MetalSite and GalvPro. During 2000, losses from these two unconsolidated subsidiaries accounted for a majority of the total loss from unconsolidated subsidiaries.

     Interest expense increased $3.8 million in 2001 as a result of greater utilization of our working capital facilities. At December 31, 2001, we had borrowed $92.1 million under our senior credit facility.

     Other income declined $4.1 million from 2000 to 2001. The decline resulted from lower interest income on cash investments due to a lower average cash balance and the expense associated with amounts utilized under our accounts receivable securitization program.

     During the second quarter of 2001, we recorded a non-cash charge of $153.8 million to fully reserve our deferred tax assets (which included approximately $400 million of net operating losses at that time). It was determined that our cumulative financial losses had reached the point that fully reserving the deferred tax assets was required. In the absence of specific favorable factors, application of Statement of Financial Accounting Standard No. 109 and its subsequent interpretations requires a 100% valuation allowance for deferred tax assets when cumulative financial losses over several years or other factors raise significant doubt about the realizability of deferred tax assets. We will continue to provide a 100% valuation allowance for deferred income taxes until an appropriate level of cumulative financial accounting income or other factors relieve doubts about our ability to utilize our deferred tax assets.

     The extraordinary loss on early extinguishment of debt of $1.0 million pertains to costs incurred in the closing of the inventory facility.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net loss for 2000 was $85.1 million or $2.06 per diluted share compared to net income of $30.9 million or $0.71 per diluted share in 1999. The results for 1999 include a net pretax gain of $170.1 million related to the sale of a portion of our investment in MetalSite and a non-cash pretax asset impairment charge of $22.5 million associated with the write down of a long-lived asset to fair value. Excluding the effects of these non-recurring items, profit sharing, and the resulting impact on income taxes, the net loss for 1999 would have been $76.4 million or $1.84 per diluted share. Total shipments in 2000 were 2,448 thousand tons compared to 2,514 thousand tons in 1999. Net sales were $1,117.8 million in 2000 compared to $1,130.4 million in 1999.

     Shipments and selling prices improved slightly in the first half of 2000, but near record levels of imports caused steep declines in shipments and selling prices in the second half of the year.

     Tin mill product shipments in 2000 were 736 thousand tons compared to 771 thousand tons in 1999, a decrease of 5%. Tin mill product shipments resulted in net sales of $438.2 million in 2000, a decrease of $21.8 million compared to 1999. The decrease in net sales is primarily the result of the decrease in shipment volume.

     Sheet product shipments in 2000 were 1,712 thousand tons compared to 1,743 thousand tons in 1999, a decrease of 2%. Sheet mill product shipments resulted in net sales of $679.6 million in 2000, an increase of $10.1 million compared to 1999. The increase in net sales is primarily attributable to an improvement in sheet product selling prices during the first half of 2000.

     Cost of sales per ton increased approximately $2 per ton from $428 per ton in 1999 to $430 per ton in 2000. We benefited from a two blast furnace configuration for most of 2000 and favorable raw material prices in the first half of 2000. These benefits were offset by a significant increase in natural gas costs in the fourth quarter of 2000 and lower shipment and production levels in the second half of 2000. In response to these conditions, we idled our No. 4 blast furnace in November 2000.

     Selling, general and administrative expenses in 2000 were $41.7 million compared to $44.8 million in 1999. The decrease resulted primarily from the inclusion of MetalSite's selling, general and administrative costs during 1999, which had been consolidated. MetalSite's results were reported using the equity method of accounting during 2000. The decrease associated with MetalSite was partially offset by an increase in reserve for bad debt expense related to specific customers.

     Depreciation expense increased $3.1 million from 1999 to 2000. The increase is primarily attributable to increased units of production depreciation associated with restarting the No. 4 blast furnace in December 1999. The furnace had been idled for most of 1999.

     Loss from unconsolidated subsidiaries increased $25.1 million from 1999 to 2000. The additional loss resulted primarily from the recognition of a $15.9 million loss associated with funding requirements of GalvPro resulting from start-up expenditures and adverse market conditions and an $11.1 million equity loss recorded for MetalSite.

     Interest expense decreased $9.6 million in 2000 compared to 1999. Weirton repaid $84.0 million in senior notes at maturity in October 1999, resulting in lower average outstanding debt during 2000.

     We recorded an income tax benefit of $11.6 million in 2000 compared to an income tax provision of $8.2 million in 1999. The change resulted from the change in our net income (loss) and a reduction in the effective tax rate due to increased valuation allowance requirements based on our analysis of our ability to realize deferred tax assets.

     The results for 1999 include a net pretax gain of $170.1 million related to the sale of a portion of our investment in MetalSite.

     During 1999, Weirton recognized an asset impairment charge of $22.5 million associated with the write down of a slab sizing press to its estimated fair value.

     In 1999, Weirton recorded a provision for profit sharing of $15.5 million pursuant to our company wide profit sharing plan. In 2000, there was no profit sharing provision due to the net loss incurred.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and financing facilities amounted to $33.6 million at December 31, 2001, as compared to $131.7 million at December 31, 2000. Our liquidity has continued to decline primarily as a result of operating losses from prolonged adverse market conditions. To mitigate the effects of these prevailing adverse conditions, we have initiated a strategic plan to reduce operating costs and enhance our liquidity. The results and status of certain points of that strategic plan are summarized below.

     At December 31, 2001, we had cash and equivalents of $5.7 million compared to $32.0 million as of December 31, 2000. Our consolidated statements of cash flows at December 31 are summarized below:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                  2001         2000
                                                               ----------   ----------
                                                                   (IN THOUSANDS)
Net cash used by operating activities.......................   $(109,743)   $ (84,919)
Net cash used by investing activities.......................     (11,203)     (77,628)
Net cash provided (used) by financing activities............      94,590      (14,696)
                                                               ---------    ---------
Decrease in cash............................................   $ (26,356)   $(177,243)
                                                               =========    =========

     The $109.7 million net cash outflow from operating activities resulted from adverse market conditions prevailing in the domestic steel industry. To help offset the difficult market conditions, we undertook several measures during 2001 to enhance our operating cash flow by reducing overall operating costs and net working capital investment. Excluding $25.0 million repaid under our accounts receivable securitization facility, reductions in our net working capital investment had a positive impact of $73.5 million on our outstanding cash balance. This was achieved mainly through a $65.5 million reduction in inventory. The favorable impact of the reduction in inventory has been partially offset by lower than historic accounts payable levels. Lower purchase levels, arrangements with raw materials vendors which reduce both inventory and accounts payable and tightening in terms from vendors concerned with the overall health of the domestic steel industry have caused a reduction in our accounts payable balance. We have no significant past due payables.

     At current production and shipment levels, we anticipate sustaining our current levels of working capital investment. We continue to pursue strategies to reduce our working capital investment, but opportunities for further reductions are substantially less than those already achieved. Should the markets for our products improve, we may increase our working capital investment, but such an increase could be funded in part by additional amounts available under our senior credit facility.

     Net cash used by investing activities includes $10.4 million and $37.8 million of capital expenditures for the years ended December 31, 2001 and 2000, respectively. Our new senior credit facility places limits on our ability to make certain future capital expenditures to $13.8 million in 2002 and $34.5 million in 2003, subject to increase to $40.0 million in 2003 if we meet certain financial tests.

     Net cash used by investing activities also includes loans and advances to our MetalSite and GalvPro joint ventures totaling $0.8 million and $40.9 million for the years ended December 31, 2001 and 2000, respectively. Such loans and advances have been written down to zero as of December 31, 2001.

     The $94.6 million in net cash provided by financing activities in 2001 was necessary to maintain operation of our facilities. Cash provided by financing activities in 2001 consisted of $92.1 million in borrowings under our senior credit facility and $11.5 million in cash received under our vendor financing arrangements. The cash provided by these two facilities was offset by the deferred financing costs spent to establish the facilities as well as the costs of preparing an offer to exchange our existing senior notes.

     The new senior credit facility was established on October 26, 2001 by agreement with Fleet Capital Corporation, as agent for itself and other lenders, Foothill Capital Corporation, as syndication agent, The CIT Group/Business Credit, Inc. and GMAC Business Credit LLC, which serve as co-documentation agents for the facility, and Transamerica Business Capital Corporation. The proceeds from the facility were used to refinance our existing inventory facility and accounts receivable securitization program. Through this new asset based facility, we are able to more effectively borrow against our accounts receivable and inventory than we were under previous facilities. The new senior credit facility has resulted in additional availability of approximately $30 million to $35 million compared to our prior inventory facility and accounts receivable securitization program. At December 31, 2001, we had borrowed $92.1 million under the senior credit facility and we had utilized an additional $9.5 million under the letter of credit sub-facility. Taking into account outstanding letters of credit, we had $27.9 million available for additional borrowing under the facility at December 31, 2001.

     In connection with the exchange offers, our new senior credit facility will be amended and restated to permit the exchange offers on the terms described in the prospectus, including the grant of a first priority security interest to the senior lenders in our hot strip mill, No. 9 tin tandem mill and tin assets and a second priority security interest to the holders of the new senior secured notes and the new secured series 2002 bonds in the same collateral effective upon the consummation of the exchange offers.

     Beginning in late October 2001, we also obtained assistance from certain key vendors and others through our vendor financing programs to improve our near term liquidity. Under the vendor financing programs, we have negotiated arrangements with over 60 vendors in the form of purchase credits, improved pricing or other concessions to achieve one-time cash benefits of over $40 million in the aggregate. Principal among the financing transactions is the sale and leaseback transaction of our Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors and the expected sale and leaseback of our general office building and research and development building. The sale and leaseback transaction of our Foster-Wheeler Steam Generating Plant has been accounted for as a financing or borrowing transaction. As of December 31, 2001, we had received approximately $11.5 million in proceeds related to the sale and leaseback of the Foster-Wheeler Steam Generating Plant and related financing programs and expect to receive approximately $30 million in 2002, largely by the end of the first quarter. In February 2002, the West Virginia Economic Development Authority and one of our vendors reached an agreement assigning the rights of an operating lease from the vendor to the WVEDA. As part of this arrangement, the WVEDA has agreed to remove the requirement to have future lease payments supported by a letter of credit and, consequently, removal of the letter of credit requirement will result in net additional availability under our senior credit facility of $8.4 million.

     At December 31, 2001 we had outstanding $244.1 million of publicly held senior notes under two substantially identical indentures, including $121.3 million in principal amount of our 10 3/4% Senior Notes due 2005 and $122.7 million in principal amount of our 11 3/8% Senior Notes due 2004. We did not make scheduled interest payments of $6.5 million on the 10 3/4% Senior Notes due 2005 which were due December 1, 2001 or of $7.0 million on our 11 3/8% Senior Notes due 2004 which were due on January 1, 2002. Our failure to pay interest has resulted in an event of default under the indentures governing the senior notes. Holders of at least 25% of the outstanding senior notes have the right to cause those notes to be accelerated following the expiration of a 30-day grace period after our default in making the applicable interest payments. We have obtained the agreement of members of the informal committee representing the holders of a majority of the outstanding principal amount of the senior notes to forbear exercising these remedies during the course of the exchange offer, but that committee does not include all of the holders of our senior notes. As of the date of this prospectus, our obligations with respect to the senior notes have not been accelerated.

     At December 31, 2001, we had $360.1 million in deferred tax assets which were fully reserved with a valuation allowance of the same amount. These assets, although they are fully reserved for financial accounting purposes, are available to offset future income tax liabilities should we generate taxable income including any taxable income that may result from the exchange offers, subject to certain limitations that may apply to our use of such deferred tax assets depending on future changes in the ownership of our stock, including if we issue additional shares of our stock in the future. We have been required in the past, and may be required in the future, to make payments under federal alternative minimum tax regulation.

     We do not expect to have any near term funding requirements with respect to our pension plans. Under minimum funding rules, no contribution is expected in 2002; however, substantial contributions of an average of at least $50 million per year are likely to be required in each of 2003 through 2007. This amount is subject to significant change depending on, among other things, asset performance.

LIQUIDITY OUTLOOK

     Though prevailing market conditions in the domestic steel industry remain difficult, we are anticipating that positive events, including the shut-down and consolidation of steel producing assets and United States governmental restrictions on imports, should result in improvements in operating results during 2002.

     In addition to establishing our new senior credit facility and vendor financing arrangements, we have taken measures to significantly reduce our operating costs. Management and the Independent Steelworkers Union have been able to negotiate new labor agreements, effective in late October 2001, and expiring no earlier than March 2004, that will significantly reduce the number of represented employees, facilitated primarily through work rule changes. The agreement for our production and maintenance employees provides for the permanent elimination of a minimum of 372 jobs. The office, clerical and technical agreement provides for the right to eliminate a minimum of 78 jobs. We have also streamlined our management structure by eliminating non-core and redundant activities resulting in a reduction of 100 management positions. We have also made significant changes to the employee benefits package resulting in more cost savings.

     If we exchange all of the outstanding senior notes and secured series 1989 bonds on the terms proposed, our debt service costs will be lowered and our liquidity will be increased by approximately $28 million in 2002 and by similar amounts in each of 2003 and 2004, provided we do not have to pay contingent interest on the new senior secured notes and the new secured series 2002 bonds. Currently, we do not anticipate generating "excess cash flow" in 2003 and 2004 that would trigger the payment of contingent interest.

     Under the senior credit facility, following the consummation of the exchange offers on the terms and conditions described in this prospectus, we will be able to make scheduled semi-annual cash interest payments on the new senior secured notes and in respect of the new secured series 2002 bonds, provided that these cash payments may be reserved for against availability under the facility. The reserve could, if fully implemented, at the discretion of the agent, reduce amounts available to us under the senior credit facility up to a maximum of approximately $8 million in any six month period, assuming valid tenders of all of the aggregate principal amount of the outstanding notes and series 1989 bonds. In the event that less than all of the aggregate principal amount of the outstanding notes and series 1989 bonds are tendered in the exchange offers, we are permitted to make cash interest payments on any remaining outstanding notes and series 1989 bonds of up to $4 million in any year subject to similar reservation against availability under the facility.

     Subject to the consummation of the exchange offers on the proposed terms, based on the amount of cash on hand, the amount of cash expected to be generated from operating activities, cash savings resulting from our operating cost savings program and our vendor financing programs, additional borrowing availability under our new senior credit facility and liquidity improvement as a result of the consummation of the exchange offers and the achievement of our 2002 operating plan, our management believes that we will have sufficient cash to meet our operating cash needs over the next 12 to 18 months.

     There can be no assurance, however, that the exchange offers will be consummated on the proposed terms or that we will have sufficient cash to meet our operating needs. In addition, financing of strategic acquisitions is expected to require the issuance of additional debt and equity securities or other consideration, subject to the restrictions in the senior credit facility, the indenture governing the new senior secured notes and the loan agreement with the City of Weirton relating to the new secured series 2002 bonds. We can make no assurance that additional financing or other sources of funds sufficient to fund acquisitions or targeted investments will be available to us.

     If we do not successfully complete the exchange offers, we will not make scheduled cash interest payments for a period of at least one year on any outstanding notes and series 1989 bonds under our voluntary financing restructuring plan as presented to our senior bank lenders and as reflected in our senior credit facility. Thereafter, any interest payments will be made to the extent funds are available and provided that these payments are included in the reserve under our senior credit facility as described above. Failure to pay interest on the outstanding notes and series 1989 bonds would result in an event of default and may cause an acceleration of the outstanding notes and series 1989 bonds, unless the payment defaults were cured. In addition, an acceleration event that results in an event of default under our outstanding notes and series 1989 bonds would constitute a default under our senior credit facility. In such circumstances, we may have to seek bankruptcy protection or commence liquidation proceedings.

IMPACT OF CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" was issued. SFAS No. 140 revises criteria for accounting for asset securitization, other financial-assets transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. SFAS No. 140 has an immediate impact through new disclosure requirements and amendments of the collateral provisions of SFAS No.
125. These changes must be applied for transactions occurring after March 31, 2001, except for certain required disclosures which must be applied for fiscal years ending after December 15, 2000. The required disclosures are included in our consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We do not believe that the prospective adoption of this standard will have a material impact on our consolidated results.

     SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company will adopt SFAS No. 142 effective January 1, 2002. At December 31, 2001, the Company had no goodwill or non-goodwill intangible assets recorded on its books.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We are required to adopt this standard in fiscal years beginning after December 15, 2001 and are preparing a plan for implementation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values and were relatively insensitive to changes in interest rates at December 31, 2001 due to the short term maturity of these instruments.

     We had the following financial liabilities (where fair value differed from carrying value) as of December 31, 2001:

                                                                   DECEMBER 31, 2001
                                                              ---------------------------
                                                              CARRYING VALUE   FAIR VALUE
                                                              --------------   ----------
                                                                 (DOLLARS IN MILLIONS)
Long term debt obligations -- outstanding notes and series
  1989 bonds................................................      $299.5         $28.6
Series A redeemable preferred stock.........................        20.3           0.4

     Our market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand for our products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................    37
Consolidated Statements of Income (Loss) for the Years Ended
  December 31, 2001, 2000 and 1999..........................    38
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    39
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................    40
Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 2001, 2000 and 1999......    42
Notes to Consolidated Financial Statements..................    44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
WEIRTON STEEL CORPORATION:

     We have audited the accompanying consolidated balance sheets of Weirton Steel Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weirton Steel Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a Total Stockholders' Deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                 /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                                   Arthur Andersen LLP
Pittsburgh, Pennsylvania
January 24, 2002

                           WEIRTON STEEL CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
NET SALES................................................  $  960,358   $1,117,829   $1,130,432
  Operating costs:
  Cost of sales..........................................   1,041,501    1,052,867    1,076,077
  Selling, general and administrative expenses...........      34,515       41,673       44,806
  Depreciation...........................................      65,194       63,968       60,866
  Restructuring charges..................................     141,326           --           --
  Asset impairment.......................................          --           --       22,522
  Profit sharing provision...............................          --           --       15,473
                                                           ----------   ----------   ----------
       TOTAL OPERATING COSTS.............................   1,282,536    1,158,508    1,219,744
                                                           ----------   ----------   ----------
LOSS FROM OPERATIONS.....................................    (322,178)     (40,679)     (89,312)
  Gain on sale of investment, net........................          --           --      170,117
  Loss from unconsolidated subsidiaries..................     (18,673)     (26,208)      (1,105)
  Interest expense.......................................     (38,458)     (34,633)     (44,223)
  Other income, net......................................         719        4,797        2,198
  ESOP contribution......................................          --           --       (1,305)
                                                           ----------   ----------   ----------
  Income (loss) before income taxes, extraordinary item
     and minority interest...............................    (378,590)     (96,723)      36,370
  Income tax provision (benefit).........................     153,765      (11,607)       8,227
                                                           ----------   ----------   ----------
  Income (loss) before extraordinary item and minority
     interest............................................    (532,355)     (85,116)      28,143
  Extraordinary loss on early extinguishment of debt.....        (958)          --           --
                                                           ----------   ----------   ----------
  Income (loss) before minority interest.................    (533,313)     (85,116)      28,143
  Minority interest in loss of subsidiary................          --           --        2,804
                                                           ----------   ----------   ----------
NET INCOME (LOSS)........................................  $ (533,313)  $  (85,116)  $   30,947
                                                           ==========   ==========   ==========
PER SHARE DATA:
  Weighted average number of common shares (in
     thousands):
     Basic...............................................      41,491       41,401       41,600
     Diluted.............................................      41,491       41,401       43,299
  Basic earnings per share:
     Income (loss) before extraordinary item.............  $   (12.83)  $    (2.06)  $     0.74
     Extraordinary loss on early extinguishment of
       debt..............................................       (0.02)          --           --
                                                           ----------   ----------   ----------
     Net income (loss) per share.........................  $   (12.85)  $    (2.06)  $     0.74
                                                           ==========   ==========   ==========
  Diluted earnings per share:
     Income (loss) before extraordinary item.............  $   (12.83)  $    (2.06)  $     0.71
     Extraordinary loss on early extinguishment of
       debt..............................................       (0.02)          --           --
                                                           ----------   ----------   ----------
     Net income (loss) per share.........................  $   (12.85)  $    (2.06)  $     0.71
                                                           ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                          ASSETS:
CURRENT ASSETS:
  Cash and equivalents, including restricted cash of $778
    and $775, respectively..................................  $    5,671   $   32,027
  Receivables, less allowances of $7,487 and $9,008,
    respectively............................................     103,046       74,987
  Inventories...............................................     136,850      202,377
  Deferred income taxes.....................................          --       39,654
  Other current assets......................................       5,980       11,342
                                                              ----------   ----------
       TOTAL CURRENT ASSETS.................................     251,547      360,387
Property, plant and equipment, net..........................     432,880      487,664
Investment in unconsolidated subsidiaries...................       1,578       19,375
Deferred income taxes.......................................          --      114,111
Intangible pension asset....................................      19,689           --
Other assets and deferred charges...........................      14,841        8,834
                                                              ----------   ----------
       TOTAL ASSETS.........................................  $  720,535   $  990,371
                                                              ==========   ==========
                        LIABILITIES:
CURRENT LIABILITIES:
  Senior credit facility....................................  $   92,082   $       --
  Senior notes payable......................................     243,271           --
  Accounts payables.........................................      71,197       76,415
  Accrued employee benefits.................................      76,029       68,751
  Accrued taxes other than income...........................      15,008       12,886
  Other current liabilities.................................      15,916        9,122
                                                              ----------   ----------
       TOTAL CURRENT LIABILITIES............................     513,503      167,174
Notes payable...............................................      67,806      299,253
Accrued pension obligation..................................     205,282       79,994
Postretirement benefits other than pensions.................     336,375      319,320
Other long term liabilities.................................      46,812       40,619
                                                              ----------   ----------
       TOTAL LIABILITIES....................................   1,169,778      906,360
REDEEMABLE STOCK:
  Preferred stock, Series A, $0.10 par value; 1,548,794 and
    1,572,725 shares authorized and issued; 1,511,168 and
    1,553,943 subject to put................................      21,108       21,728
  Less: Preferred treasury stock, Series A, at cost, 52,640
    and 42,797 shares.......................................        (760)        (617)
                                                              ----------   ----------
       TOTAL REDEEMABLE STOCK...............................      20,348       21,111
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, Series A, $0.10 par value; 37,626 and
    18,782 shares not subject to put........................         546          273
  Common stock, $0.01 par value; 50,000,000 shares
    authorized; 43,812,763 and 43,788,832 shares issued.....         438          438
  Additional paid-in capital................................     459,871      460,521
  Common stock issuable, 432,184 and 279,792 shares.........         163          279
  Retained earnings (deficit)...............................    (916,623)    (383,310)
  Less: Common treasury stock, at cost, 2,310,739 and
    2,498,198 shares........................................     (13,986)     (15,301)
                                                              ----------   ----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT).................    (469,591)      62,900
                                                              ----------   ----------
TOTAL LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
  (DEFICIT).................................................  $  720,535   $  990,371
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(533,313)  $(85,116)  $  30,947
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Depreciation............................................     65,194     63,968      60,866
    Loss from unconsolidated subsidiaries...................     18,673     26,208       1,105
    Amortization of deferred financing costs................      2,360      1,987       1,899
    Restructuring charges...................................    141,326         --          --
    Extraordinary loss on early extinguishment of debt......        958         --          --
    Asset impairment........................................         --         --      22,522
    ESOP contribution.......................................         --         --       1,305
    Minority interest.......................................         --         --      (2,804)
    Deferred income taxes...................................    153,765     (5,001)       (153)
  Cash provided (used) by working capital items:
    Receivables.............................................    (28,059)    28,731       7,179
    Inventories.............................................     65,527    (15,667)     72,622
    Other current assets....................................      5,265     (5,312)      6,716
    Accounts payable........................................     (5,618)   (56,586)     20,685
    Other current liabilities...............................     11,410    (22,245)     20,772
    Accrued pension obligation..............................     10,262    (11,301)      9,387
    Other postretirement benefits...........................    (12,424)    (8,344)     (6,777)
    Proceeds from sale of investment, net...................         --         --    (170,117)
    Other...................................................     (5,069)     3,759       4,435
                                                              ---------   --------   ---------
Net cash provided (used) by operating activities............   (109,743)   (84,919)     80,589
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from gain on sale of investment, net.............         --         --     170,117
  Loans and advances to unconsolidated subsidiaries.........       (793)   (40,858)     (3,178)
  Distribution from unconsolidated subsidiary...............         --      1,000          --
  Capital spending..........................................    (10,410)   (37,770)    (21,614)
                                                              ---------   --------   ---------
Net cash provided (used) by investing activities............    (11,203)   (77,628)    145,325
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................    103,613         --          --
  Repayment of debt obligations.............................         --     (5,831)    (84,232)
  Purchase of treasury stock................................         --    (15,990)         --
  Reissuance of treasury stock..............................         --      7,205          --
  Issuance of common stock..................................         --         72          --
  Common shares issuable....................................       (208)      (152)       (101)
  Deferred financing costs..................................     (8,815)        --        (700)
                                                              ---------   --------   ---------
Net cash provided (used) by financing activities............     94,590    (14,696)    (85,033)
                                                              ---------   --------   ---------
Net change in cash and equivalents..........................    (26,356)  (177,243)    140,881
Cash and equivalents at beginning of period.................     32,027    209,270      68,389
                                                              ---------   --------   ---------
Cash and equivalents at end of period.......................  $   5,671   $ 32,027   $ 209,270
                                                              =========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  31,453   $ 34,630   $  46,147
  Income taxes paid (refunded), net.........................     (6,814)     5,127      (3,191)

        The accompanying notes are an integral part of these statements.

                      (This page intentionally left blank)

                           WEIRTON STEEL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   COMMON STOCK
                                                              ----------------------       ADDITIONAL
                                                                SHARES        AMOUNT     PAID-IN CAPITAL
                                                              -----------     ------     ---------------
CONSOLIDATED STOCKHOLDERS' EQUITY AT DECEMBER 31, 1998......   43,178,134      $432         $457,851
Net income..................................................           --        --               --
Conversion of preferred stock...............................       30,167        --              437
Exercise of preferred stock put options.....................           --        --              124
Purchase of treasury stock..................................           --        --                2
Reclassification of preferred Series A not subject to put...           --        --               --
Employee stock purchase plan:
  Shares issued.............................................      285,430         3              376
  Shares issuable...........................................           --        --               --
Board of Directors compensation plans:
  Shares issued.............................................        5,632        --             (541)
  Shares issuable...........................................           --        --               --
Amortization of deferred compensation.......................           --        --               --
Deferred compensation.......................................           --        --               --
                                                              -----------      ----         --------
CONSOLIDATED STOCKHOLDERS' EQUITY AT DECEMBER 31, 1999......   43,499,363       435          458,249
Net loss....................................................           --        --               --
Conversion of preferred stock...............................       91,744         1            1,329
Exercise of preferred stock put options.....................           --        --              275
Purchase of treasury stock..................................           --        --                3
Reclassification of preferred Series A not subject to put...           --        --               --
Exercise of stock options...................................       30,250        --            1,215
Employee stock purchase plan:
  Shares issued.............................................      167,475         2              230
  Shares issuable...........................................           --        --               --
Board of Directors compensation plans:
  Shares issued.............................................           --        --             (780)
  Shares issuable...........................................           --        --               --
Amortization of deferred compensation.......................           --        --               --
Deferred compensation.......................................           --        --               --
                                                              -----------      ----         --------
CONSOLIDATED STOCKHOLDERS' EQUITY AT DECEMBER 31, 2000......   43,788,832       438          460,521
Net loss....................................................           --        --               --
Conversion of preferred stock...............................       23,931        --              349
Exercise of preferred stock.................................           --        --              126
Purchase of treasury stock..................................           --        --                2
Reclassification of preferred Series A not subject to put...           --        --               --
Employee stock purchase plan:
  Shares issued.............................................           --        --             (329)
  Shares issuable...........................................           --        --               --
Board of Directors compensation plans:
  Shares issued.............................................           --        --             (798)
                                                              -----------      ----         --------
CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31,
  2001......................................................   43,812,763      $438         $459,871
                                                              ===========      ====         ========

        The accompanying notes are an integral part of these statements.

  COMMON SHARES                                   COMMON TREASURY      PREFERRED SERIES A
    ISSUABLE                       RETAINED            STOCK           NOT SUBJECT TO PUT
-----------------     DEFERRED     EARNINGS    ---------------------   ------------------   STOCKHOLDERS'
 SHARES    AMOUNT   COMPENSATION   (DEFICIT)     SHARES      AMOUNT     SHARES    AMOUNT       EQUITY
 ------    ------   ------------   ---------   ----------   --------   --------   -------   -------------
 383,562   $ 532       $(492)      $(329,141)   1,983,561   $ (7,872)   16,060     $233       $ 121,543
      --      --          --          30,947           --         --        --       --          30,947
      --      --          --              --           --         --    (5,080)     (74)            363
      --      --          --              --           --         --        --       --             124
      --      --          --              --          253         --        --       --               2
      --      --          --              --           --         --     6,275       91              91
(285,430)   (379)         --              --           --         --        --       --              --
 167,475     231          --              --           --         --        --       --             231
 (98,132)   (153)         --              --      (98,132)       702        --       --               8
 136,638     200        (200)             --           --         --        --       --              --
      --      --         683              --           --         --        --       --             683
      --      --           9              --           --         --        --       --               9
--------   -----       -----       ---------   ----------   --------   -------     ----       ---------
 304,113     431          --        (298,194)   1,885,682     (7,170)   17,255      250         154,001
      --      --          --         (85,116)          --         --        --       --         (85,116)
      --      --          --              --           --         --    (3,895)     (56)          1,274
      --      --          --              --           --         --        --       --             275
      --      --          --              --    2,605,329    (15,990)       --       --         (15,987)
      --      --          --              --           --         --     5,422       79              79
      --      --          --              --   (1,855,894)     6,879        --       --           8,094
(167,475)   (231)         --              --           --         --        --       --               1
  59,978      61          --              --           --         --        --       --              61
(136,638)   (200)         --              --     (136,919)       980        --       --              --
 219,814     218          --              --           --         --        --       --             218
      --      --        (679)             --           --         --        --       --            (679)
      --      --         679              --           --         --        --       --             679
--------   -----       -----       ---------   ----------   --------   -------     ----       ---------
 279,792     279          --        (383,310)   2,498,198    (15,301)   18,782      273          62,900
      --      --          --        (533,313)          --         --        --       --        (533,313)
      --      --          --              --           --         --       (63)      (1)            348
      --      --          --              --           --         --        --       --             126
      --      --          --              --          125         --        --       --               2
      --      --          --              --           --         --    18,907      274             274
 (59,978)    (61)         --              --      (59,978)       390        --       --              --
 339,976      71          --              --           --         --        --       --              71
(127,606)   (126)         --              --     (127,606)       925        --       --               1
--------   -----       -----       ---------   ----------   --------   -------     ----       ---------
 432,184   $ 163       $  --       $(916,623)   2,310,739   $(13,986)   37,626     $546       $(469,591)
========   =====       =====       =========   ==========   ========   =======     ====       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, OR IN MILLIONS OF DOLLARS
                                WHERE INDICATED

NOTE 1

  BASIS OF PRESENTATION

     The financial statements herein include the accounts of Weirton Steel Corporation and its consolidated subsidiaries. Entities of which the Company owns a majority interest and controls are consolidated; entities of which the Company owns a less than majority interest and does not control are not consolidated and are reflected in the consolidated financial statements using the equity method of accounting. All intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries are hereafter referred to as the "Company," "we," "us" and "our."

     In the Company's consolidated balance sheets, MetalSite is accounted for under the equity method as of December 31, 2001 and 2000. MetalSite's results of operations are consolidated with the Company's results through December 29, 1999, and were reported under the equity method thereafter until the Company wrote-off its investment in the first quarter of 2001. See Note 20.

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

NOTE 2

  ORGANIZATION AND BACKGROUND

  Background

     The Company and its predecessor companies have been in the business of making and finishing steel products for over 90 years. From November 1929 to January 1984, the Company's business was operated as either a subsidiary or a division of National Steel Corporation ("National"). Incorporated in Delaware in November 1982, the Company acquired the principal assets of National's former Weirton Steel Division in January 1984.

     The Company's authorized capital consists of 50.0 million shares of Common Stock, par value $0.01 per share, and 7.5 million shares of Preferred Stock, par value $0.10 per share, issuable in series, as designated by the Company's Board of Directors.

     Prior to 1989, the Company was owned entirely by its employees through an Employee Stock Ownership Plan (the "1984 ESOP"). In June 1989, the Company's Common Stock commenced trading publicly on the New York Stock Exchange following an underwritten secondary offering from the 1984 ESOP. In connection with that offering, the Company established a second Employee Stock Ownership Plan (the "1989 ESOP") and funded it with 1.8 million shares of Convertible Voting Preferred Stock, Series A (the "Series A Preferred").

  Current Conditions and Management's Plan

     The Company incurred a net loss for the year ended December 31, 2001 of $533.3 million and had a total stockholders' deficit of $469.6 million as of that date. Recessionary conditions continue to prevail in the U.S. domestic steel industry, materially and adversely affecting the Company and its competitors. There have been favorable signs of improvement in these market conditions in early 2002. Management's 2002 operating plan is based on further improvements in market conditions within the U.S. domestic steel industry.

     Representatives of an informal committee composed of institutional holders of 70.1% of the aggregate principal amount outstanding of the 11 3/8% Senior Notes due 2004 and 46.5% of the aggregate principal amount outstanding of the 10 3/4% Senior Notes due 2005 contacted the Company in November 2001 and negotiated the terms of an offer to exchange outstanding senior notes for a combination of 10% Senior Secured Notes due 2008 and Series C preferred stock. The City of Weirton is also offering to exchange all of its outstanding Pollution Control Revenue Refunding Bonds (Weirton Steel Corporation Project) Series 1989 due 2014 for Secured Pollution Control Revenue Refunding Bonds (Weirton Steel Corporation Project) Series 2002 due 2012. Each exchange offer is conditioned on the consummation of the other exchange offer.

     During its negotiations with representatives of the informal committee of institutional holders, the Company has not made scheduled interest payments of $6.5 million on the 10 3/4% Senior Notes due 2005, which were due December 1, 2001, or scheduled interest payments of $7.0 million on the 11 3/8% Senior Notes due 2004, which were due January 1, 2002. Failure to make these payments constituted events of default under the indentures governing the senior notes. Thus, the notes have been classified as current in the accompanying balance sheet. As a result of this event of default, either the trustee for the senior notes or holders of not less than 25% in aggregate principal amount of the senior notes may declare the entire principal of all the notes immediately due and payable by notifying the Company in writing.

     Prior to the commencement of the exchange offer, the Company will enter into forbearance and lock-up agreements with holders of a majority of the outstanding senior notes.

     The closing of these exchange offers is a critical part of a strategic plan to reduce operating costs, improve liquidity and working capital position, restructure long-term debt and fundamentally reposition the business to focus on the production and sale of tin mill products and other higher margin sheet products.

     If the Company is unable to close the exchange offers, it may have to seek bankruptcy protection or commence liquidation or administrative proceedings. In that case, owners of the outstanding senior notes and series 1989 bonds may only receive repayments of little or none of the principal amount of their notes or bonds. In a bankruptcy proceeding, the Company's ability to reposition its business would be significantly impaired, delayed, or may never occur.

     The Company's strategic plan has five integral steps and began to recognize the benefits of the first three steps in the fourth quarter of 2001:

     - reducing operating costs on an annual basis through the full implementation of a cost savings program which includes a workforce reduction, reductions to employee benefits costs and other operating cost savings, which became effective in late October 2001;

     - improving liquidity and long-term supplier relationship through financing programs entered into primarily with the Company's vendors, including over 60 suppliers, in later October 2001 and through ongoing negotiations with other suppliers of services and raw materials;

     - increasing borrowing availability and liquidity through the refinancing of the Company's bank credit and asset securitization facilities, which became effective in October 2001;

     - restructuring long-term debt and lowering our debt service costs through the exchange offers and the series 1989 bonds exchange offer in order to increase liquidity and financial flexibility, as well as to provide greater overall financial stability and to permit the fundamental repositioning of the Company's business through strategic acquisition and target investments; and

     - fundamental repositioning of the Company's business to focus on tin mill and other higher margin sheet products and significantly reduce the Company's presence in the commodity flat-rolled product market through strategic acquisition and targeted investments and further improvements to the Company's operating cost structure by increasing the use of its hot strip mill capacity dedicated to tolling or converting stainless steel slabs and increasing the proportion of its coils used in its downstream finishing operations in the production of tin mill and other higher margin value-added products.

     The consummation of the exchange offers to restructure our long-term debt is the critical next step in the Company's strategic plan. If the Company is unable to reduce its current debt obligations and extend debt maturities on the outstanding notes and bonds through the exchange offers, and thus improve its liquidity and financial stability, it may be unable to attract the necessary outside debt or equity financing needed to implement the final step of its plan, the fundamental repositioning of its business through strategic acquisitions and new investments. If the Company is not successful in repositioning and achieving its 2002 operating plan and its strategic plan, the corporate restructuring and refinancing steps that it has taken to date may be inadequate to ensure its continued viability and competitiveness.

  Employees

     Substantially all of the Company's employees participate in the 1984 ESOP and the 1989 ESOP which owned approximately 19% of the issued and outstanding common shares and substantially all the shares of the Company's preferred stock as of December 31, 2001. The shares of common stock and preferred stock held by the 1984 ESOP and the 1989 ESOP collectively represent 40% of the voting power of the Company's voting stock as of December 31, 2001.

     In June 2001, the Company and four bargaining units covering all represented employees ratified labor agreements which extend through September 1, 2002. The Company and the bargaining units reopened and modified the agreements to allow for the necessary workforce reductions to implement the Company's planned employment cost savings program. The new agreements extend through at least March 2004. They contain workrule and retirement provisions necessary to achieve the workforce reductions that are part of the Company's operating cost savings program. The new agreements also provide for a $1.00 per hour wage increase beginning in April 2003. Approximately 86% of the Company's workforce is covered under these collective bargaining agreements.

  Other

     On September 6, 2001, the Company was de-listed from the NYSE for failure to maintain adequate market capitalization. Since then, the Company's stock has traded on the OTC Bulletin Board under the symbol WRTL.

NOTE 3

  SIGNIFICANT ACCOUNTING POLICIES

  Cash

     The liability representing outstanding checks drawn against a zero-balance general disbursement bank account is included in accounts payable for financial statement presentation. Such amounts were $4.8 million and $8.6 million as of December 31, 2001 and 2000, respectively.

     In conjunction with its senior credit facility, the Company has entered into arrangements that require it to utilize all available cash to pay down amounts outstanding under its senior credit facility. Cash needs are funded via issuances from the senior credit facility. The December 31, 2001 cash balance of $5.7 million is the result of amounts received from customers that had not yet been transferred to pay down amounts outstanding under the senior credit facility and certain required compensating balances. See Note 6.

  Cash Equivalents

     Cash equivalents, which consist primarily of certificates of deposit, commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation, the Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method. Inventory costs include materials, labor and manufacturing overhead.

  Property, Plant and Equipment

     Property, plant and equipment is valued at cost. Major additions are capitalized, while the cost of maintenance and repairs which do not improve or extend the lives of the respective assets is charged to expense in the year incurred. Interest costs applicable to facilities under construction are capitalized. Gains or losses on property dispositions are credited or charged to income.

     Depreciation of steelmaking facilities is determined by the production-variable method which adjusts straight-line depreciation to reflect actual production levels. The cost of relining blast furnaces is amortized over the estimated production life of the lining. All other assets are depreciated on a straight-line basis.

  Senior Credit Facility

     As discussed under the "Cash" sub-heading above, the Company's senior credit facility is accompanied by an arrangement which requires that the Company utilize all available cash to pay-down amounts outstanding under the senior credit facility (with allowances for timing of transfers). Due to this arrangement, the balance outstanding under the senior credit facility is accounted for as a current liability even though the term of the agreement extends through March 2004.

  Employee Stock Ownership Plan (ESOP) Accounting

     The Company recognizes as compensation expense an amount based upon its required contributions to the ESOPs. The resulting expense approximates the cost to the ESOPs for the shares allocated to participants for the period. Shares may be contributed to the ESOPs by the Company or their purchase may be financed by the ESOPs. For financed shares, the number of shares allocated to participants for the period is determined based on the ratio of the period's ESOP debt principal payment to the total estimated debt principal payments. Shares are then allocated to individual participants based on the participant's relative compensation.

  Employee Profit Sharing

     There were no provisions for employee profit sharing in 2001 and 2000. The provision for 1999 of $15.5 million for employee profit sharing was calculated in accordance with the Profit Sharing Plan as amended in 1994.

  Research and Development

     The Company incurs research and development costs to improve existing products, develop new products and develop more efficient operating techniques. The costs are charged to expense as incurred and totaled $1.0 million, $2.7 million and $2.0 million in 2001, 2000 and 1999, respectively.

  Shipping and Handling Fees and Costs

     In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), which addresses the diversity in the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. EITF 00-10 requires all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenue and that shipping and handling charges incurred by the Company not be recorded as a reduction of revenue. Therefore, the Company reclassified from net sales to cost of sales $42.4 million and $39.0 million for 2000 and 1999, respectively, which represent those shipping and handling charges incurred by the Company and previously recorded as a reduction of revenue. In 2001, the Company included in sales and cost of sales $42.0 million in shipping and handling charges that it incurred.

  Derivative Instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument

(including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The impact of the Company's implementation of Statement 133, effective January 1, 2001, was immaterial to the Company's financial position.

  Revenue Recognition

     Revenues are recognized generally when products are shipped or services are provided to customers, the sales price is fixed and determinable, and collectability is reasonably assured. Costs associated with revenues, including shipping and other transportation costs, are recorded in cost of sales.

NOTE 4

  INVENTORIES

     Inventories consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Raw materials...............................................  $ 38,732   $ 84,120
Work-in-process.............................................    29,275     40,242
Finished goods..............................................    68,843     78,015
                                                              --------   --------
                                                              $136,850   $202,377
                                                              ========   ========

NOTE 5

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Land........................................................  $   1,130   $   1,112
Buildings...................................................      9,411       9,270
Machinery, equipment and other..............................    967,497     959,298
Construction-in-progress....................................     16,225      14,173
                                                              ---------   ---------
                                                                994,263     983,853
Less: Allowances for depreciation...........................   (561,383)   (496,189)
                                                              ---------   ---------
                                                              $ 432,880   $ 487,664
                                                              =========   =========

     During the fourth quarter of 1999, the Company recognized an asset impairment charge of $22.5 million related to a slab sizing press. The service potential of the asset was impaired as a result of changes in world slab markets and the Company's decision to restart the No. 4 Blast Furnace. Further, the Company terminated discussions with an entity concerning a strategic combination, which if consummated would have provided support for the viability of the asset. Given the existing facts and circumstances pertaining to the slab sizing press, the Company has no plans to utilize the asset. In the event those facts and circumstances change significantly, the Company may reconsider its decision.

     The fair value was determined based upon the value of individual components and the absence of opportunities to sell the slab sizing press.

     Capitalized interest applicable to facilities under construction for the year ended December 31, 2000 amounted to $0.2 million. There was no capitalized interest applicable to facilities under construction for the years ended December 31, 2001 and 1999.

     For the years ended December 31, 2001 and 2000 the Company incurred capital expenditures of $3.9 million and $7.3 million on a project to install new equipment related to a new polymer coating process. The Company has temporarily suspended the project. The Company plans to continue installation of the equipment when resources for capital projects are more readily available.

NOTE 6

  FINANCING ARRANGEMENTS

  Debt Obligations

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2001          2000
                                                       ---------     --------
Current revolving credit obligation:
  Obligation under senior credit facility............  $  92,082     $     --
Debt:
11 3/8% Senior Notes due 7/1/04......................  $ 122,724     $122,724
10 3/4% Senior Notes due 6/1/05......................    121,256      121,256
8 5/8% Pollution Control Bonds due 11/1/14...........     56,300       56,300
Less: Unamortized debt discount......................       (734)      (1,027)
Vendor financing obligations.........................     11,531           --
                                                       ---------     --------
Total debt obligations...............................    311,077      299,253
Less current portion.................................   (243,271)          --
                                                       ---------     --------
Long-term debt.......................................  $  67,806     $299,253
                                                       =========     ========

  Senior Notes

     The indentures governing the senior notes are substantially similar and contain covenants that limit, among other things, the incurrence of additional indebtedness, the declaration and payment of dividends and distributions on the Company's capital stock, investments in joint ventures, as well as mergers, consolidations, liens and sales of certain assets. Representatives of an informal committee composed of institutional holders of 70.1% of the aggregate principal amount outstanding of the 11 3/8% Senior Notes due 2004 and 46.5% of the aggregate principal amount outstanding of the 10 3/4% Senior Notes due 2005 contacted the Company in November 2001 and negotiated the terms of the offer to exchange the outstanding senior notes for new senior secured notes and Series C preferred stock. During these negotiations, the Company did not make scheduled interest payments of $6.5 million on the 10 3/4% Senior Notes due 2005, which were due December 1, 2001, or scheduled interest payments of $7.0 million on the 11 3/8% Senior Notes due 2004, which were due January 1, 2002. Failure to make these payments constituted events of default under the indentures governing the senior notes. As a result of this event of default, either the trustee for the senior notes or holders of not less than 25% in aggregate principal amount of the senior notes may declare the entire principal of all the notes immediately due and payable by notifying the Company in writing.

     As of December 31, 2001, the Company's ability to incur additional indebtedness under the indentures governing the senior notes was limited to $45.7 million, excluding certain types of permitted indebtedness including indebtedness under the senior credit facility and the prior Inventory Facility referred to below. Under covenants affecting the Company's ability to pay dividends on its common stock, the Company is limited as to the payment of aggregate dividends, to the greater of (i) $5.0 million or (ii) $5.0 million plus one-half of the Company's cumulative consolidated net income since March 31, 1993, plus the net proceeds from future issuances of certain capital stock less certain allowable payments. As of December 31, 2001, pursuant to this covenant, the Company's ability to pay dividends on its common stock was limited to $5.0 million. Upon the occurrence of a change in control, as defined under the indentures, holders of the senior notes will have the option to cause the Company to repurchase their senior notes at 101% of the principal amount, plus accrued interest to the date of repurchase.

     The city of Weirton is offering to exchange the outstanding series 1989 bonds for new secured series 2002 bonds. The Company has made all scheduled interest payments on the series 1989 bonds through November 1, 2001. The series 1989 bonds and the senior notes contain cross-acceleration covenants. Though the senior notes had an event of default, no acceleration action has been made. Thus, the series 1989 bonds are classified as long term debt.

     The Company has $122.7 million in principal payments due in 2004, $121.3 million due in 2005 and $56.3 million due thereafter.

  Senior Credit Facility

     The new senior credit facility was established on October 26, 2001 by agreement with Fleet Capital Corporation, as agent for itself and other lenders, Foothill Capital Corporation, as syndication agent, the CIT Group/Business Credit, Inc. and GMAC Business Credit LLC, which serve as co-documentation agents for the facility, and Transamerica Business Capital Corporation. The proceeds from the facility were used to refinance the existing Inventory Facility and Receivables Participation Agreements. Through this new asset-based facility, the Company is able to more effectively borrow against its current assets and generate additional availability as compared to its prior facilities to provide it with greater liquidity for its working capital requirements and general corporate purposes. The new senior credit facility has resulted in additional availability of approximately $30 to $35 million (at existing current asset levels). At December 31, 2001, the Company had borrowed $92.1 million under the senior credit facility and had utilized an additional $9.5 million under the letter of credit sub-facility. After consideration of amounts outstanding under the letter of credit subfacility, the Company had $27.9 million available for additional borrowing under the facility.

     The senior credit facility, which matures on March 31, 2004, consists of up to $200.0 million of available loans secured by accounts receivable (including related general intangibles) and inventory, including a $25.0 million letter of credit subfacility and a $25.0 million tandem mill subfacility, which in addition to the collateral described above is also secured by the real property constituting the No. 9 tin tandem mill and all equipment and fixtures located on that property. Although a portion of the senior credit facility is secured by the No. 9 tin tandem mill, the Company is permitted, with reasonable consent of the lenders under the facility, to enter into a sale and leaseback or other financing involving the No. 9 tin tandem mill for amounts in excess of $30.0 million. However, if the Company does enter into such a financing transaction, the required reserve of $20.0 million against the borrowing base will increase to $30.0 million. The Company has no present intention to enter into a transaction involving the No. 9 tin tandem mill.

     Amounts available to the Company from time to time under the senior credit facility are based upon the level of qualifying accounts receivable and inventory subject to a minimum availability reserve. Borrowings under the senior credit facility bear interest at variable rates on the basis of either LIBOR or the prime rate announced from time to time by Fleet National Bank, at the Company's option, plus an applicable margin. In addition to such interest, the Company will also pay a commitment fee equal to 0.50% per annum on unused portions of the facility. The senior credit facility also contains covenants that require that the Company demonstrate a certain level of liquidity resulting from the Company's vendor financing programs and certain levels of operating cost savings from its restructuring plan.

     Under the senior credit facility, following consummation of the exchange offers on satisfactory terms and conditions, the Company will be able to make scheduled semi-annual cash interest payments on the new senior secured notes and in respect of the new secured series 2002 bonds, provided that these cash payments may be reserved against availability under the facility. The reserve could, if fully implemented, reduce amounts available under the facility up to a maximum of approximately $8 million in any six month period, assuming valid tender of all the aggregate principal amount of the outstanding notes and Pollution Control Bonds. In the event that less than all of the aggregate principal amount of the outstanding notes and Pollution Control Bonds are tendered in the exchange offers, the Company is permitted to make cash interest payments on any remaining outstanding notes and Pollution Control Bonds of up to $4.0 million in any year subject to similar reservation against availability under the facility.

     As part of the senior credit facility, and in conjunction with banking arrangements entered into with Fleet, all available cash is used to pay down amounts outstanding under the senior credit facility. Cash needs are funded via issuance from the senior credit facility. Because the Company had not transitioned all deposit accounts to Fleet at December 31, 2001, the Company had a cash balance of $5.7 million. The amount includes balances received into lockboxes and other deposit accounts that had not yet been transferred to Fleet to pay down the senior credit facility.

  Vendor Financing Programs

     The Company has also obtained assistance from its key vendors and others through its vendor financing programs to improve its near term liquidity. Under the vendor financing programs, the Company has negotiated arrangements with over 60 vendors, utilities and local entities in the form of purchase credits or other concessions and improvements in terms to achieve one-time cash benefits of at least $40 million in the aggregate. The vendor financing programs have been structured principally as a sale and leaseback transaction of the Company's Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors, and the transfer of a major operating lease to a public entity (eliminating the Company's need to secure its obligations under the lease with a letter of credit). In addition, the Company expects to enter into a sale and leaseback of the general office building and research and development building. To facilitate the sale-leaseback of the steam generating property, the assets were transferred to FW Holdings, Inc., a wholly owned subsidiary of the Company. Because the steam generating property is integral to the Company's operation, the transaction is accounted for as a financing. The Company records a long-term lease obligation in the amount of proceeds as they are received. The obligations bear an implicit interest rate of 12% through 2007 and 16% from 2008 to 2012. The Company will begin making installment payments in the first quarter of 2003. The amount of payments will be dependent on the total proceeds. The Company expects the payments to be $1.5 million based on $30.0 million in proceeds. The Company will have the option to terminate the lease and repurchase the assets in 2007 at the unamortized lease balance.

     In February 2002, the West Virginia Economic Development Authority and one of the Company's vendors reached an agreement assigning the rights of an operating lease from the vendor to the WVEDA. As part of this arrangement, the WVEDA has agreed to remove the requirement to have future lease payments supported by a letter of credit and, consequently, removal of the letter of credit requirement will result in additional availability under the Company's senior credit facility of $8.4 million.

  Receivables Participation Agreements

     Prior to the consummation of the senior credit facility, the Company, through its wholly-owned subsidiary, Weirton Receivables Inc. ("WRI"), was party to two receivables facilities with a group of three banks (the "WRI Amended Receivables Facilities"). The WRI Amended Receivables Facilities provided for a total commitment by the banks of up to $80.0 million, including a letter of credit subfacility of up to $25.0 million. The Company sold substantially all of its accounts receivable as they were generated to WRI. Upon the consummation of the senior credit facility, the WRI Amended Receivables Facilities were closed and accounts receivable totalling $25.0 million were repurchased and refinanced under the senior credit facility.

     As of December 31, 2000, $25.0 million of funded participation interest had been sold to the banks under the WRI Amended Receivables Facilities. Because proceeds obtained under the WRI Amended Receivables Facilities were obtained by selling a participation interest in the Company's accounts receivable, as opposed to borrowing money using accounts receivable as collateral, the proceeds were recorded as a reduction of the accounts receivable balance. For 2001, 2000 and 1999, the Company recognized $1.1 million, $0.3 million and $0.6 million, respectively, in discount expense from the sale of the funded participation interest. Discount expense was recorded as a reduction to other income for financial reporting purposes. As of December 31, 2000, $8.8 million in letters of credit under a subfacility were in place. After sale of funded participation interests and amounts in place under the letter of credit subfacility, the base amount available for cash sale under both facilities was approximately $3.6 million at December 31, 2000.

     The Company values its accounts receivable based on the face value of invoices outstanding with allowances for uncollectible accounts and other potential claims and deductions. The Company valued the portion of the participation interest it retained by WRI as its outstanding accounts receivable balance, after allowances, less cash received in exchange for the participation interest sold. The participation interest sold to the banks was secured by the interest retained by WRI.

     The key assumption used in valuing the participation interest retained by WRI is the allowance recorded against its accounts receivable. At December 31, 2000, the Company had recorded a valuation allowance of $7.8 million. Any hypothetical difference between the valuation allowance recorded and the actual credit losses and other deductions will entirely affect WRI's accounts receivable participation because that interest secures the participation interest held by the banks. During the year ended December 31, 2000, the Company recorded net losses for uncollectible accounts of $6.2 million.

  Inventory Facility

     In November 1999, the Company and a bank agreed to a new working capital facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility"). Upon the consummation of the senior credit facility, the Inventory Facility was closed and the amounts outstanding were refinanced through the new senior credit facility. Borrowings under the Inventory Facility were based upon the levels and composition of the Company's inventory. The amount available for borrowing was limited by both the Inventory Facility and the Company's senior notes indentures which permit borrowing only up to 50% of the Company's inventory balance. At the option of the Company, the Inventory Facility bore interest at a prime or LIBOR rate. Based upon the amount outstanding, 0.00% to 2.50% was added to the prime or LIBOR rate. During 2001, the Company incurred interest expense of $2.9 million related to the facility. On October 26, 2001, prior to refinancing the facility, borrowings under the facility were $47.8 million. At December 31, 2000, the Company had not borrowed any amounts under the Inventory Facility.

     The Company incurred a $1.0 million extraordinary loss on early extinguishment of debt pertaining to costs incurred in the closing of the inventory facility.

  Leases

     The Company uses certain lease arrangements to supplement its financing activities.

     Rental expense under operating leases was $5.3 million, $9.0 million and $7.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The minimum future lease payments under noncancelable operating leases are $5.4 million, $4.0 million, $2.6 million, $1.1 million and $0.4 million for the years ending 2002 through 2006, respectively, and $13.4 million thereafter.

NOTE 7

  EMPLOYEE RETIREMENT BENEFITS

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 establishes amended standards for pension and other postretirement benefits disclosures. The standard disclosures established in SFAS No. 132 are included herein.

  Pensions

     The Company has a noncontributory defined benefit pension plan which covers substantially all employees (the "Pension Plan"). The Pension Plan provides benefits that are based generally upon years of service and compensation during the final years of employment.

     The Company's funding policy is influenced by its general cash requirements but, at a minimum, complies with the funding requirements of federal laws and regulations. There were no employer contributions to the Pension Plan during 2001, 2000 and 1999. The Pension Plan's assets are held in trust, the investments of which consist primarily of common stocks, fixed income securities and short term investments.

  Benefits Other Than Pensions

     The Company provides healthcare and life insurance benefits to substantially all of the Company's retirees and their dependents. The healthcare plans contain cost-sharing features including co-payments, deductibles and lifetime maximums. The life insurance benefits provided to retirees are generally based upon annual base pay at retirement for salaried employees and specific amounts for represented employees.

     The funded status and amounts recognized in the Company's consolidated financial statements related to employee retirement benefits are set forth in the following table (in thousands):

                                                  PENSION BENEFITS               OTHER BENEFITS
                                             ---------------------------   ---------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
Change in benefit obligation:
  Benefit obligation at beginning of
     year..................................   $ 753,986       $699,119       $321,440       $308,801
  Service cost.............................      14,962         13,532          4,501          4,771
  Interest cost............................      55,659         53,899         23,416         23,874
  Curtailment loss.........................      41,677             --         30,749             --
  Actuarial loss...........................      45,790         39,397         34,748         10,466
  Special termination benefits.............      47,406             --          4,046             --
  Benefits paid............................     (55,001)       (51,961)       (29,824)       (26,472)
                                              ---------       --------       --------       --------
  Benefit obligation at end of year........   $ 904,479       $753,986       $389,076       $321,440
                                              =========       ========       ========       ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year..................................   $ 727,157       $787,114       $     --       $     --
  Actual return on plan assets.............     (38,967)        (7,996)            --             --
  Employer contributions...................          --             --         29,824         26,472
  Benefits paid............................     (55,001)       (51,961)       (29,824)       (26,472)
                                              ---------       --------       --------       --------
  Fair value of plan assets at end of
     year..................................   $ 633,189       $727,157       $     --       $     --
                                              =========       ========       ========       ========
Reconciliation of funded status:
  Accumulated benefit obligation...........   $ 838,471       $678,064
  Effect of projected compensation
     increases.............................      66,008         75,922
                                              ---------       --------
  Actuarial present value of projected
     benefit obligation....................     904,479        753,986       $389,076       $321,440
  Plan assets at fair value................     633,189        727,157             --             --
                                              ---------       --------       --------       --------
  Projected benefit obligation greater than
     plan assets...........................     271,290         26,829        389,076        321,440
  Items not yet recognized:
     Prior service cost....................     (47,221)       (61,688)        18,742         31,575
     Actuarial gains (losses)..............     (30,580)       131,035        (43,441)        (8,693)
     Remaining net obligation at
       transition..........................      (7,896)       (16,182)            --             --
                                              ---------       --------       --------       --------
  Accrued benefit obligation...............   $ 185,593       $ 79,994       $364,377       $344,322
                                              =========       ========       ========       ========
Amounts recognized in the consolidated
  balance sheets:
  Accrued benefit liability................   $ 205,282       $ 79,994       $364,377       $344,322
  Intangible assets........................     (19,689)            --             --             --
                                              ---------       --------       --------       --------
  Net amount recognized....................   $ 185,593       $ 79,994       $364,377       $344,322
                                              =========       ========       ========       ========

                                               PENSION BENEFITS                              OTHER BENEFITS
                                  ------------------------------------------   ------------------------------------------
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      2001           2000           1999           2001           2000           1999
                                  ------------   ------------   ------------   ------------   ------------   ------------
Components of net periodic
  benefit cost:
  Service cost..................    $ 14,962       $ 13,532       $ 15,894       $  4,501       $  4,771       $  5,696
  Interest cost.................      55,659         53,899         49,926         23,416         23,874         21,245
  Expected return on plan
    assets......................     (73,598)       (79,982)       (69,810)            --             --             --
  Amortization of transition
    amount......................       7,390          7,390          7,390             --             --             --
  Amortization of prior service
    cost........................       9,109          9,089          9,089        (10,517)       (10,517)       (10,517)
  Recognized net actuarial
    gain........................      (3,260)       (15,229)        (3,102)            --             --             --
                                    --------       --------       --------       --------       --------       --------
  Net periodic benefit cost.....      10,262        (11,301)         9,387         17,400         18,128         16,424
  Cost of curtailment...........      47,931             --             --         28,433             --             --
  Cost of special termination
    benefits....................      47,406             --             --          4,046             --             --
                                    --------       --------       --------       --------       --------       --------
  Total benefit cost............    $105,599       $(11,301)      $  9,387       $ 49,879       $ 18,128       $ 16,424
                                    ========       ========       ========       ========       ========       ========
Weighted-average assumptions as
  of end of year:
  Discount rate.................        7.00%          7.50%          8.00%          7.00%          7.50%          8.00%
  Expected return on plan
    assets......................       10.50%         10.50%         10.50%            --             --             --
  Assumed increase in
    compensation levels.........      1% for             3%         2% for         1% for             3%         2% for
                                      1 year                        1 year         1 year                        1 year
                                      0% for                        and 3%         0% for                        and 3%
                                     3 years                    thereafter        3 years                    thereafter
                                      and 4%                                       and 4%
                                  thereafter                                   thereafter

     The medical cost and administrative expense rates used to project anticipated cash flows and measure the Company's postretirement benefit obligation as of December 31, 2001, 2000 and 1999 are as follows:

                                                   FOR RETIREES WHO HAVE        FOR RETIREES WHO ARE
                                                   NOT YET REACHED AGE 65         AGE 65 AND OLDER
                                                  ------------------------      ---------------------
                                                   2001     2000     1999       2001    2000    1999
                                                  ------    -----    -----      -----   -----   -----
Base medical cost trend:
  Rate in first year............................  10.00%    5.75%    6.50%      7.50%   5.25%   5.75%
  Ultimate rate.................................   4.50%    4.50%    5.00%      4.50%   4.50%   5.00%
  Year in which ultimate rate is reached........   2008     2003     2003       2008    2003    2003
Major medical cost trend:
  Rate in first year............................  13.75%    6.25%    7.50%        --      --      --
  Ultimate rate.................................   4.50%    4.50%    5.00%        --      --      --
  Year in which ultimate rate is reached........   2008     2003     2003         --      --      --
Administrative expense trend....................   4.50%    4.50%    5.00%      4.50%   4.50%   5.00%

     A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                              ONE PERCENTAGE POINT INCREASE   ONE PERCENTAGE POINT DECREASE
                                              -----------------------------   -----------------------------
Effect on total of service and interest cost
  components for 2001.......................             $ 1,307                        $ (1,480)
Effect on 2001 accumulated postretirement
  benefit obligation........................             $14,698                        $(15,683)

  Other

     During the year ended December 31, 2001, the Company was required to record an additional minimum pension liability of $19.7 million. In accordance with SFAS No. 87 "Employers Accounting for Pensions," the offset to this additional minimum pension liability was recorded as an intangible asset as the additional minimum liability did not exceed unrecognized prior service costs.

     As a condition of the purchase of the Company's assets from National Steel, National Steel agreed to retain liability for pension service and the cost of life and health insurance for employees of the Company's predecessor business who retired through May 1, 1983. National Steel also retained the liability for pension service through May 1, 1983 for employees of the predecessor business who subsequently became active employees of the Company.

NOTE 8

  POSTEMPLOYMENT BENEFITS

     The components comprising the Company's obligations for postemployment benefits are (i) workers' compensation; (ii) severance programs which include medical coverage continuation; and (iii) sickness and accident protection, which includes medical and life insurance benefits.

     Actuarial assumptions and demographic data, as applicable, that were used to measure the postemployment benefit obligation as of December 31, 2001 and 2000, were consistent with those used to measure pension and other postretirement benefit obligations for each respective year. As of December 31, 2001 and 2000, the Company had accrued $36.9 million and $31.9 million, respectively, for postemployment benefit obligations.

NOTE 9

  RESTRUCTURING CHARGES

     As discussed in Note 2, the Company has initiated a five part strategic restructuring plan. As part of that plan, the Company announced an operating cost reduction program in 2001. In conjunction with that program, the Company's management and the ISU negotiated new labor agreements that became effective in late October 2001. The agreement for production and maintenance employees provided for the permanent elimination of a minimum of 372 jobs. The office, clerical and technical agreement provides for the right to eliminate a minimum of 78 jobs. The Company also streamlined its management structure by eliminating non-core and redundant activities resulting in a reduction of 100 management positions.

     These workforce reductions were a key component to the operating cost savings program. Having identified the specific positions and job classes that were subject to the reduction and having notified all employees that were potentially subject to reduction, the Company recorded a fourth quarter restructuring charge of $129.0 million. The fourth quarter restructuring charge consisted of a $90.0 million increase in our accrued pension cost and a $28.6 million increase in our liability for other postretirement benefits. Also as part of the fourth quarter restructuring charge, the Company recorded a $7.7 million liability to reimburse the National Steel Pension Plan for Weirton Employees. As part of the agreement under which the Company acquired its assets from National Steel Corporation in 1984, National Steel agreed to assume the responsibility for pension benefits related to employees' service prior to acquisition of the facilities by the Company. However, under the same agreement, the Company is required to partially reimburse the National Steel Pension Plan for Weirton Employees if employees are induced into retiring early. The remaining $2.7 million of the fourth quarter restructuring charge was related to other separation and severance benefits provided to the affected employees.

     In March 2001, prior to the initiation of the Company's strategic restructuring plan, the Company established and implemented the 2001 Workforce Downsizing Program. The program reduced non-represented staff employees by approximately 10%. As a result the Company recorded a first quarter restructuring charge of $12.3 million consisting of an increase in accrued pension cost of $5.4 million and an increase in our liability for other postretirement benefits of $3.9 million. The remaining $3.0 million consisted of a $0.6 million liability to reimburse the National Steel Pension Plan for Weirton Employees and $2.4 million of other separation and severance benefits provided to the affected employees. As of December 31, 2001, the Company had paid

$1.1 million related to the restructuring charges and had accrued $4.0 million of severance and other benefits to be paid in the future.

NOTE 10

  INCOME TAXES

     Deferred income tax assets and liabilities are recognized reflecting the future tax consequences of net operating loss and tax credit carryforwards and differences between the tax basis and the financial reporting basis of assets and liabilities. The components of the Company's deferred income tax assets and liabilities were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
Deferred tax assets:
  Net operating loss and tax credit carryforwards...........  $199,870   $ 115,023
  Deductible temporary differences:
     Allowance for doubtful accounts........................     2,676       2,396
     Inventories............................................     3,976       4,225
     Pensions...............................................    72,381      31,198
     Workers' compensation..................................    11,959      11,348
     Postretirement benefits other than pensions............   142,945     135,256
     Equity investments.....................................     4,287       4,287
     Other deductible temporary differences.................    26,178      27,373
  Valuation allowance.......................................  (360,075)    (61,811)
                                                              --------   ---------
                                                               104,197     269,295
Deferred tax liabilities:
  Accumulated depreciation..................................  (104,197)   (115,530)
                                                              --------   ---------
Net deferred tax asset......................................  $     --   $ 153,765
                                                              ========   =========

     As of December 31, 2001, the Company had available, for federal and state income tax purposes, regular net operating loss carryforwards of approximately $465.9 million expiring in 2007 through 2021; an alternative minimum tax credit of approximately $13.5 million; and general business tax credits of approximately $4.7 million expiring in 2002 to 2005.

     In 2001, 2000 and 1999, as a result of its deferred tax attributes, the Company did not generate any liability for regular federal income tax. In 2001 and 2000, the Company did not generate any liability for alternative minimum tax. However, in 1999, the Company did generate a liability for alternative minimum tax of $8.4 million.

     In the absence of specific favorable factors, application of FASB Statement No. 109, "Accounting for Income Taxes," requires a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, the Company has provided a 100% valuation allowance for its deferred tax assets as of December 31, 2001, which increased the non-cash provision for income taxes and net loss for the year by $153.8 million. The Company will continue to provide a 100% valuation allowance for the deferred income tax assets until it returns to an appropriate level of taxable income.

     The ultimate realization of the net deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. The Company has tax planning opportunities that could generate taxable income, including sales of assets and timing of contributions to the pension fund. If the Company's current plans and strategies to improve profitability for 2002 and beyond are successful, the Company believes that its deferred tax assets may be realized by future operating results and tax planning strategies. Additionally, the Company intends to utilize such deferred tax assets to offset any taxable income resulting from the exchange offers discussed in Note 2. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense.

     The elements of the Company's deferred income taxes associated with its results for the years ended December 31, 2001, 2000 and 1999, respectively, are as follows:

                                                          2001        2000      1999
                                                        ---------   --------   -------
Current income tax provision (benefit):
     Federal..........................................  $      --   $(10,292)  $ 8,381
Deferred income tax provision (benefit)...............   (144,499)   (23,414)    7,002
Valuation allowance...................................    298,264     22,099    (7,156)
                                                        ---------   --------   -------
       Total income tax provision (benefit)...........  $ 153,765   $(11,607)  $ 8,227
                                                        =========   ========   =======

     The total income tax provision (benefit) recognized by the Company for the years ended December 31, 2001, 2000 and 1999, reconciled to that computed under the federal statutory corporate rate follows:

                                                          2001        2000      1999
                                                        ---------   --------   -------
Tax provision (benefit) at federal statutory rate.....  $(132,841)  $(33,853)  $13,711
State income taxes, net of federal....................    (15,182)    (3,869)    1,567
Other.................................................      3,524      4,016       105
Change in valuation allowance.........................    298,264     22,099    (7,156)
                                                        ---------   --------   -------
Income tax provision (benefit)........................  $ 153,765   $(11,607)  $ 8,227
                                                        =========   ========   =======

NOTE 11

  REDEEMABLE STOCK

     In June 1989, the Company sold 1.8 million shares of the Series A Preferred to the 1989 ESOP which has since allocated those shares to participants. Each share of Series A Preferred is convertible at any time into one share of common stock, subject to adjustment, is entitled to 10 times the number of votes allotted to the common stock into which it is convertible, and has a preference on liquidation over common stock of $5 per share. The Series A Preferred has no preference over common stock as to dividends. The Series A Preferred is not intended to be readily tradable on an established market. As such, participants to whom shares of Series A Preferred are distributed from the 1989 ESOP following termination of service are given a right, exercisable for limited periods prescribed by law, to cause the Company to repurchase the shares at fair value. The Company also has a right of first refusal upon proposed transfers of distributed shares of Series A Preferred. In 1994, the 1989 ESOP was amended to provide for recontribution to the plan by the Company for shares of Series A Preferred reacquired for allocation among active employee participants on a per capita basis. If not repurchased by the Company or reacquired for allocation by the 1989 ESOP, shares of Series A Preferred automatically convert into common stock upon transfer by a distributee.

NOTE 12

  STOCK PLANS

     The Company has two stock option plans (the "1987 Stock Option Plan" and the "1998 Stock Option Plan"), an employee stock purchase plan (the "2000 Employee Stock Purchase Plan") and deferred and stock compensation plans for nonemployee members of the board of directors (the "Directors' Deferred Compensation Plan" and the "Directors' Stock Compensation Policy").

  1987 and 1998 Stock Option Plans

     The Company may grant options for up to 750,000 shares under the 1987 Stock Option Plan as amended. Under the plan, the option exercise price equals the stock's market price on the date of grant. Generally, the options granted under the 1987 Stock Option Plan vest in one-third increments beginning on the date of grant, with the remaining two-thirds becoming exercisable after the first and second years. The options expire approximately 10 years from the date of grant.

     During 2000, the 1998 Stock Option Plan was amended to increase the number of options the Company may grant from 3,250,000 shares to 6,500,000 shares. The option price and vesting requirements are determined by a Stock Option Committee appointed by the board of directors. The options granted during 2001 under the 1998 Stock Option Plan vest in one-third increments beginning on the date of grant, with the remaining two-thirds becoming exercisable after the first and second years. The options expire 10 years from the date of grant. The options granted during 2000 under the 1998 Stock Option Plan vest on May 23, 2010 and expire the following day. The options granted during 2000 are subject to accelerated vesting based on the continued employment of the recipients and the attainment of certain market prices for the Company's common stock. The stock prices necessary for accelerated vesting range from $6.12 to $12.41 and must be maintained for 20 consecutive trading days for accelerated vesting to occur. Options that vest pursuant to the accelerated vesting provisions expire on May 24, 2010. All the options granted during 1999 and 1998 under the 1998 Stock Option Plan had vested as of December 31, 2000 and will expire on June 24, 2002.

     The following is a summary of stock option activity under the 1987 and 1998 Stock Option Plans:

                                            1987 STOCK OPTION PLAN         1998 STOCK OPTION PLAN
                                          ---------------------------   -----------------------------
                                                     WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                           SHARES     EXERCISE PRICE      SHARES      EXERCISE PRICE
                                          --------   ----------------   ----------   ----------------
Balance Dec. 31, 1998...................   585,000        $6.12          2,875,000        $3.88
  Granted...............................   176,250         1.75             99,750         3.88
  Exercised.............................    (1,834)        2.50                 --           --
  Repurchased/Forfeited.................   (62,500)        7.32           (201,250)        3.88
                                          --------        -----         ----------        -----
Balance Dec. 31, 1999...................   696,916         4.91          2,773,500         3.88
  Granted...............................    70,500         2.63          1,994,894         6.26
  Exercised.............................   (94,666)        3.38         (1,794,894)        3.88
  Repurchased/Forfeited.................  (123,582)        6.84                 --           --
                                          --------        -----         ----------        -----
Balance Dec. 31, 2000...................   549,168         4.45          2,973,500         5.48
  Granted...............................        --           --            200,000         1.13
  Exercised.............................        --           --                 --           --
  Repurchased/Forfeited.................  (113,168)        7.45         (1,172,500)        5.36
                                          --------        -----         ----------        -----
Balance Dec. 31, 2001...................   436,000        $3.68          2,001,000        $5.11

     The following table represents additional information with regard to the 1987 and 1998 Stock Option Plans at December 31, 2001:

                                                 OUTSTANDING                           EXERCISABLE
                                ---------------------------------------------   --------------------------
                                               WEIGHTED      WEIGHTED AVERAGE                  WEIGHTED
RANGE OF                        NUMBER OF      AVERAGE          REMAINING       NUMBER OF      AVERAGE
EXERCISE PRICES                  SHARES     EXERCISE PRICE   CONTRACTUAL LIFE    SHARES     EXERCISE PRICE
---------------                 ---------   --------------   ----------------   ---------   --------------
1987 Stock Option Plan:
  $1.75-3.13..................    350,000       $2.00           6.75 years       329,172        $2.00
  $8.69.......................     86,000       $8.69           2.87 years        86,000        $8.69
1998 Stock Option Plan:
  $1.13-3.88..................    623,606       $3.00              3 years       490,273        $3.51
  $5.56-6.69..................  1,377,394       $6.07           8.39 years            --           --

     The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999:

                                                         2001       2000        1999
                                                       --------   --------   ----------
1987 Stock Option Plan:
  Fair value of option granted.......................                $1.76        $1.08
  Average risk free interest rate....................                 5.93%        5.35%
  Expected dividend yield............................                    0%           0%
  Expected life of options...........................              7 years      7 years
  Expected volatility rate...........................                 0.62         0.55

1998 Stock Option Plan:
  Weighted average fair value of options granted.....     $0.70      $2.06        $1.91
  Average risk free interest rate....................      4.94%      6.65%        6.25%
  Expected dividend yield............................         0%         0%           0%
  Expected life of options...........................   5 years    5 years    2.5 years
  Expected volatility rate...........................      0.71       0.66         0.76

  2000 Employee Stock Purchase Plan

     In May 2000, the Company replaced the 1994 Employee Stock Purchase Plan, which expired in 1999, with the 2000 Employee Stock Purchase Plan. The Company reserved 1.0 million shares of its common stock to be offered over a four and a half year period beginning July 1, 2000 to eligible employees under its 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides for participants to purchase the Company's common stock at 85% of the lesser of the stock's closing price at the beginning or the end of each year. (For 2000, 85% of the lesser of the stock's closing price on July 1, 2000 or December 31, 2000 was used to determine the purchase price.) As of December 31, 2001 and 2000, 339,976 and 59,978 shares respectively, valued at approximately $0.1 million were issuable in accordance with the 2000 Employee Stock Purchase Plan.

  Board of Directors' Deferred Compensation Plan

     During 1991, the Company adopted a deferred compensation plan (the "Directors' Deferred Compensation Plan") to permit nonemployee members of the board of directors to receive shares of common stock in lieu of cash payments for total compensation or a portion thereof for services provided in their capacity as a member of the board of directors. The Company reserved 445,000 shares for issuance under the Directors' Deferred Compensation Plan. During 2000, the Directors' Deferred Compensation Plan was modified to allow directors to either defer shares issuable to a non-qualified trust maintained by an institutional trustee until such time as the shares are distributed to the directors or to defer share equivalents to a separate account maintained by the Company. The cost of the shares held in the trust are accounted for as a reduction to equity. The liability to compensate the directors is retained until such time as the shares are issued from the trust. The Directors' Deferred Compensation Plan provides for the stock portion of the directors' compensation to be valued at 90% of the lesser of the stock's average trading price at the beginning or the end of each year. As of December 31, 2001, $0.2 million was issuable to the directors who elected to defer compensation to the trust for 2001, and a total of 336,399 shares with a cost of $0.6 million was held by the trust for future distribution. As of December 31, 2001, 92,208 shares valued at $0.1 million were issuable and deferred by directors choosing not to have shares issued to the Company maintained trust.

  Board of Directors' Stock Compensation Policy

     Under a stock compensation policy initiated in 1998, the Company's non-employee directors receive a portion of their annual retainers payable in shares of the Company's common stock. The directors may elect to defer all or a portion of the shares under the Directors' Deferred Compensation Plan. As of December 31, 2001, no shares were issuable to non-employee directors; all shares otherwise attributable to retainers for 2001 were deferred under the Directors' Deferred Compensation Plan.

NOTE 13

  STOCK BASED COMPENSATION

     The Company accounts for its stock plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation costs, if applicable, have been determined. Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS No. 123), net income (loss) and earnings per share would have been reduced to the following:

                                                          2001        2000      1999
                                                        ---------   --------   -------
Net income (loss):
     As reported......................................  $(533,313)  $(85,116)  $30,947
     Pro forma........................................   (534,356)   (89,836)   30,549
Basic income (loss) per share:
     As reported......................................  $  (12.85)  $  (2.06)  $  0.74
     Pro forma........................................     (12.88)     (2.17)     0.73
Diluted income (loss) per share:
     As reported......................................  $  (12.85)  $  (2.06)  $  0.71
     Pro forma........................................     (12.88)     (2.17)     0.71

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that expected in future years.

NOTE 14

  ESOP FINANCING

     The purchase by the 1989 ESOP of the Series A Preferred was financed through the issuance of a $26.1 million promissory note to the Company payable ratably over a 10 year period. The Company's contribution to the 1989 ESOP for the principal and interest components of debt service was immediately returned. As such, the respective interest income and expense on the ESOP notes were entirely offset within the Company's net financing costs. As of December 31, 2001, 1,416,214 shares of Series A Preferred were allocated to participants of the 1989 ESOP.

NOTE 15

  REPURCHASES OF COMMON STOCK FOR TREASURY

     During April 1998, the Company announced that it had been authorized by the board of directors to repurchase up to 10%, or approximately 4.2 million shares, of its outstanding common stock. In February 2000, the Company announced that it had been authorized by the board of directors to repurchase an additional 12% of its capital stock. Under these stock repurchase programs, the Company paid $16.0 million during 2000 to repurchase approximately 2.6 million shares of its outstanding common stock at prices ranging from $2.38 to $9.00 per share. There were no repurchases of outstanding common stock during 2001 pursuant to the stock repurchase program. Repurchased shares of common stock are held in the Company's treasury.

NOTE 16

  EARNINGS PER SHARE

     For the years ended December 31, 2001 and 2000, basic and diluted earnings per share were the same; however, securities totaling 1,515,275 shares and 2,028,933 shares, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect. For 2001, 2000 and 1999, there were an additional

2,363,194, 722,149 and 3,430,000 options, respectively, outstanding for which the exercise price was greater than the average market price. The following represents a reconciliation between basic earnings per share and diluted earnings per share for the year ended December 31, 1999:

FOR THE YEAR ENDED                                                             INCOME
DECEMBER 31, 1999                                      INCOME      SHARES     PER SHARE
------------------                                     -------   ----------   ---------
Basic earnings per share:
  Net income.........................................  $30,947   41,600,077    $ 0.74
Effect of dilutive securities:
  Series A Preferred.................................       --    1,669,869     (0.02)
  Stock options......................................       --       28,736     (0.01)
                                                       -------   ----------    ------
Diluted earnings per share:
  Net income.........................................  $30,947   43,298,682    $ 0.71
                                                       =======   ==========    ======

NOTE 17

  ENVIRONMENTAL COMPLIANCE, LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

  Environmental Compliance

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharges, air emissions and waste disposal. The Company spent approximately $1.9 million for pollution control capital projects in 2001.

     The Company continued its environmental remediation and regulatory compliance activities required under its 1996 consent decree with federal and state environmental authorities that had settled certain water discharge, air emissions and waste handling enforcement issues. Under the consent decree, the Company committed to undertake environmental upgrade and modification projects totaling approximately $19.8 million, of which $16.3 million had been spent through December 31, 2001.

     As part of a related corrective action order, the Company also continued its investigative activities and interim corrective measures aimed at determining the nature and extent of hazardous substances which might be located on its property. These activities are being accomplished on an area by area basis and generally are at an early stage. Because the Company does not know the nature and extent of hazardous substances which may be located on its properties, it is not possible at this time to estimate the ultimate cost to comply with the corrective action order.

     At December 31, 2001, the Company had accrued approximately $9.0 million related to the consent decree, the corrective action order, and other environmental liabilities.

     The Company believes that National Steel is obligated to reimburse the Company for a portion of the costs that have been and may be incurred by the Company to comply with the corrective action order. Pursuant to the agreement whereby the Company purchased the former Weirton Steel Division of National Steel in 1984, National Steel retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as such were not used by the Company in its operations subsequent to the acquisition. As potentially reimbursable costs are incurred, the Company has been and may continue to be reimbursed by National Steel.

     In March 2002, National Steel filed for protection under federal bankruptcy law. The Company had no significant receivables from National Steel at the time of its filing. Therefore, the filing had no material impact on the Company's financial position, but it may affect the Company's ability to seek and obtain reimbursement or indemnification from National Steel for environmental remediation activity.

  Legal Proceedings

     The Company, in the ordinary course of business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability resulting from these actions will not have a material adverse effect on its financial position or results of operations. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies."

  Commitments and Contingencies

     The Company obtains insurance for automobile, general liability and property damage. However, the Company has elected to retain a portion of expected losses for property damage and general liability claims through the use of deductibles. Additionally the Company's health care and workers' compensation plans are self insured. Provisions for losses under those programs, other than post-retirement benefits costs, which are actuarially determined, are recorded based on estimates (utilizing claims experience and other data), of the aggregate liability for claims incurred and claims incurred but not reported.

     In October 1991, the Company entered into a supply agreement with a subsidiary of Cleveland-Cliffs Inc. to provide the majority of its iron ore pellet requirements beginning in 1992 and extending through 2006. The Company has a contract with a subsidiary of Cleveland-Cliffs Inc. to purchase 100% of its standard and flux grade iron ore pellet requirements. This contract provides for the supply of a minimum annual tonnage of pellets based on mine production capacity, with pricing primarily dependent on mine production costs. The balance of the pricing for the Company's requirements fluctuates based on world pellet market prices. Cleveland-Cliffs is one of the participating suppliers in the Company's vendor financing programs.

     The Company has entered into a memorandum of understanding with U.S. Steel to provide it with a minimum of 650,000 net tons of coke in 2002 and 500,000 net tons of coke in each of 2003 and 2004, with the option to buy incremental volume so that total purchases approximate 60% of the Company's requirements, under which the price of coke fluctuates on an annual basis based on the market price for coke. In addition the Company has negotiated a contract for 360,000 net tons per year from another supplier for additional requirements from overseas sources. In addition, the Company is also evaluating several potential coke plant acquisitions. The Company obtains its limestone, tin, zinc, scrap metal and other raw materials requirements from multiple sources.

NOTE 18

  OPERATING SEGMENT INFORMATION

     In June of 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about operating segments, and it establishes standards for related disclosures about products, services, geographic areas and major customers.

     The Company operates a single segment, the making and finishing of carbon steel products including sheet and tin mill products.

NOTE 19

  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Equivalents

     The carrying amount approximates fair value because of the short maturity of those investments.

  Redeemable Preferred Stock

     The fair value of the Series A Preferred stock was determined based upon an independent appraisal performed as of December 31, 2001 and 2000.

  Long Term Debt Obligations

     The fair values of the Company's long term debt obligations are estimated based upon quoted market prices.

     The estimated fair values of the Company's financial instruments are as follows as of December 31, 2001 and 2000, respectively:

                                                     2001                    2000
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Cash and equivalents.......................  $  5,671    $  5,671    $ 32,027    $ 32,027
Redeemable Preferred stock.................    20,348         374      21,111       1,815
Long term debt obligations.................  $311,077    $ 43,789    $299,253    $121,758

  Significant Group Concentrations of Credit Risk

     One customer accounted for 15% and 10% of net sales in 2001 and 1999, respectively. Two customers accounted for 23% of trade receivables as of December 31, 2001.

NOTE 20

  SUBSIDIARIES AND JOINT VENTURES

     In 2001 the Company formed FW Holdings, Inc. in connection with its sale and leaseback of its Foster-Wheeler Steam Generating Plant. See discussion in
Note 6, "Financing Arrangements."

  MetalSite

     MetalSite, Inc. ("MetalSite") was originally formed as a partnership in November 1998 to develop and offer a secure web-based marketplace for the online purchase of metal products from various suppliers and to provide the latest industry news and information.

     Prior to December 29, 1999, the Company had a majority interest in MetalSite. On December 29, 1999, the Company sold a portion of its investment in MetalSite to Internet Capital Group, Inc., resulting in a net pretax gain of $170.1 million. MetalSite's results of operations are consolidated with the Company's results through December 29, 1999, and are reported under the equity method thereafter.

     During the first quarter of 2001, MetalSite continued to incur significant losses. Additionally, the difficulties experienced by other Internet and e-commerce companies, as well as questions about MetalSite's capacity to obtain additional financing, raised doubts about the Company's ability to realize its investment in MetalSite. As such, the Company incurred equity losses, including a charge to write its investment in MetalSite to zero, of $5.8 million during the first quarter of 2001. The Company maintains a zero equity investment balance related to MetalSite on its balance sheet.

  GalvPro

     GalvPro LP ("GalvPro" formerly "GalvStar LP") was formed in 1998 with affiliates of Dutch steelmaker Koninklijke Hoogovens (now a unit of Corus Group plc) for the purpose of constructing and operating a 300,000 ton hot-dipped galvanizing line.

     During the first quarter of 2001, the temporary idling of GalvPro's manufacturing facility, the continued adverse market conditions for galvanized product and the strategic alternatives being discussed by the Company and Corus were all factors considered by the Company during its periodic review of its investment in GalvPro. While the Company's management believed the quality of GalvPro's property and equipment provided strong potential for future economic benefit, it also recognized that there was considerable doubt about whether or not the Company would be able to realize those future benefits. As such, the Company incurred equity losses, including a charge to write its investment in GalvPro to zero, of $12.2 million during the first quarter of 2001.

     In August 2001, GalvPro filed for Chapter 11 bankruptcy. The Company has no direct liability from GalvPro's filing and therefore continues to carry a zero balance for its investment in GalvPro as of December 31, 2001.

  WeBCo

     WeBCo International LLC ("WeBCo") was formed in 1997 with the Balli Group, plc. The primary function of WeBCo is to market and sell the partners' products globally. As of December 31, 2001, the Company owned 50% of WeBCo, and the carrying amount of the Company's investment in WeBCo was $1.1 million.

  W&A

     W&A Manufacturing LLC ("W&A") was formed in 1998 with ATAS International for the purpose of manufacturing steel roofing products. As of December 31, 2001, the Company owned 50% of W&A, and the carrying amount of the Company's investment in W&A was $0.5 million.

     The Company accounts for its investments in WeBCo and W&A using the equity method of accounting.

  Related Party Transactions

     The Company's purchases of goods and services from unconsolidated subsidiaries totaled $31.1 million, $27.4 million and $62.6 million in 2001, 2000 and 1999, respectively. The Company's sales of steel to unconsolidated subsidiaries totaled $9.0 million, $42.8 million and $36.0 million in 2001, 2000 and 1999, respectively. These transactions arose in the ordinary course of business and were transacted at arms-length. Pursuant to certain service agreements, the Company provides services to unconsolidated subsidiaries. The Company billed for these arrangements at amounts approximating the cost to provide the service. Such amounts totaled $0.5 million in 2001, $0.3 million in 2000, $0.4 million in 1999. At December 31, 2001 and 2000, the Company had outstanding trade receivables from unconsolidated subsidiaries of $3.0 million and $3.9 million respectively.

     At December 31, 2000 and 1999, MetalSite had borrowed $9.4 million and $3.2 million, respectively, from the Company under a partner loan facility at the PNC Bank prime interest rate plus 1%. Also at December 31, 2000 and 1999, the Company had a promissory note from MetalSite for $1.8 million at an 8% fixed interest rate. The Company's equity in MetalSite's losses was netted against the Note, the partner loan facility and the promissory note.

     In 2000, the Company received a distribution of $1.0 million from WeBCo. There were no dividends or partnership distributions received from equity affiliates in 2001 or 1999.

NOTE 21

  SALE OF METALSITE INVESTMENT

     Prior to December 29, 1999, the Company had a majority interest in MetalSite. On December 29, 1999, the Company sold a portion of its investment in MetalSite to Internet Capital Group, Inc. ("ICG") resulting in a net pretax gain of $170.1 million. MetalSite's results of operations are consolidated with the Company's results through December 29, 1999, and are reported under the equity method thereafter.

                       SELECTED QUARTERLY FINANCIAL DATA

                              QUARTERLY PERIODS IN 2001               QUARTERLY PERIODS IN 2000
(DOLLARS IN MILLIONS,    ------------------------------------    ------------------------------------
EXCEPT PER SHARE DATA)    4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
----------------------   ------    ------    ------    ------    ------    ------    ------    ------
Net sales(3)...........  $  226    $  242    $  240    $  252    $  210    $  273    $  305    $  330
Gross profit...........     (15)      (26)      (29)      (11)      (25)       14        38        37
Operating income
 (loss)................    (169)(5)    (51)     (54)      (48)(6)    (50)     (14)       12        12
Net income (loss)......    (180)      (60)     (218)(4)    (75)     (60)      (26)      0.5       0.7
Basic earnings per
 share.................  $(4.34)   $(1.45)   $(5.24)   $(1.81)   $(1.46)   $(0.63)   $ 0.01    $ 0.02
Diluted earnings per
 share.................  $(4.34)   $(1.45)   $(5.24)   $(1.81)   $(1.46)   $(0.63)   $ 0.01    $ 0.02

                              QUARTERLY PERIODS IN 1999
(DOLLARS IN MILLIONS,    ------------------------------------
EXCEPT PER SHARE DATA)    4TH       3RD       2ND       1ST
----------------------   ------    ------    ------    ------
Net sales(3)...........  $  290    $  290    $  276    $  274
Gross profit...........       9        17        25         3
Operating income
 (loss)................     (62)(1)     (6)     0.1       (22)
Net income (loss)......      82(2)    (14)       (9)      (28)
Basic earnings per
 share.................  $ 1.96    $(0.33)   $(0.22)   $(0.67)
Diluted earnings per
 share.................  $ 1.88    $(0.33)   $(0.22)   $(0.67)

---------------

 (1) Includes an asset impairment charge of $22.5 million and a profit sharing provision of $15.5 million.

 (2) Includes gain on sale of investment of $170.1 million.

 (3) In accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company reclassed from net sales to cost of sales shipping and handling costs incurred by the Company.

 (4) Includes a charge of $153.8 million to fully reserve deferred tax assets.

 (5) Includes a restructuring charge of $129.0 million related to workforce reduction associated with the Company's strategic restructuring plan.

 (6) Includes a restructuring charge of $12.3 million related to the 2001 Workforce Downsizing Program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

DIRECTORS

     Pursuant to our restated certificate of incorporation, members of the board of directors are divided into three classes. Each class serves a three-year term, and the terms are staggered so that the term of one class expires at each year's annual meeting of stockholders. The annual meeting for 2001 was not held. Consequently, the successors for the Class II and Class III directors will be selected at the annual meeting for 2002, serving two and three year terms, respectively.

     Information with respect to those persons who serve as directors is set forth below.

NAME, AGE, OCCUPATION AND CLASS
-------------------------------
John H. Walker (44).......................  Mr. Walker was named chief executive officer in January
  President and Chief Executive Officer     2001 and was named president and chief operating officer
  (Class III)                               in March 2000. He was employed by Kaiser Aluminum
                                            Corporation as corporate vice president and president of
                                            Flat Rolled Products from July 1997 to March 2000 and as
                                            vice president of operations from September 1996 to July
                                            1997.

Michael Bozic (61)........................  Mr. Bozic has been a member of our board of directors
  Private Investor (Class I)                since 1994. He was vice chairman of Kmart Corporation
                                            from 1998 to 2000. He served as chairman, chief
                                            executive officer and director of Levitz Furniture
                                            Corporation from 1995 to 1998. He is also a director of
                                            Morgan Stanley Dean Witter Advisors, Inc. and Boys and
                                            Girls Clubs of America -- Midwest Region.

Richard R. Burt (55)......................  Mr. Burt has been a member of our board of directors
  Chairman of the Board (Class I)           since 1996. He has been chairman of the board of Weirton
  Chairman, IEP Advisors LLC                since April 1996. He is also a director of Archer
                                            Daniels Midland Company, Hollinger International Inc.
                                            and HCL Technologies, Ltd.

Robert J. D'Anniballe, Jr. (45)...........  Mr. D'Anniballe has been a member of our board of
  Shareholder, Marshall, Dennehey, Warner,  directors since 1990. He has been a shareholder at
  Coleman & Goggin                          Marshall, Dennehey, Warner, Coleman & Goggin since 1999,
  (Class III)                               and managing attorney of the firm's West Virginia and
                                            Ohio offices since July 1999. He was a partner in
                                            Alpert, D'Anniballe & Visnic prior to July 1999. He has
                                            also served as general counsel to the ISU since 1985.

George E. Doty, Jr. (47)..................  Mr. Doty has been a member of our board of directors
  Private Investor (Class III)              since 1999. Prior to July 2000, Mr. Doty was a Managing
                                            Director of Bear, Stearns & Co. Inc.

Mark G. Glyptis (50)......................  Mr. Glyptis has been a member of our board of directors
  President, ISU (Class III)                since 1991. He has been president of the ISU since
                                            August 1991, and has been an employee of Weirton since
                                            1973.

Ralph E. Reins (61).......................  Mr. Reins has been a member of our board of directors
  Chairman and Chief Executive Officer,     since 1998. He has been chairman and chief executive
  Qualitor, Inc. (Class II)                 officer of Qualitor, Inc. since May 1999 and chairman
                                            and chief executive officer of Reins Enterprises since
                                            January 1998. He served as president and chief executive
                                            officer of A P Parts International from 1995 to January
                                            1998. He is also a director of Rofin/Sinar Technologies,
                                            Inc.

NAME, AGE, OCCUPATION AND CLASS
-------------------------------
Robert S. Reitman (68)....................  Mr. Reitman has been a member of our board of directors
  Principal, Riverbend Advisors (Class II)  since 1995. He has been a principal at Riverbend
                                            Advisors, a consulting firm, since February 1998. He has
                                            been Chairman Emeritus and a director of The Tranzonic
                                            Companies, a manufacturer of paper and plastic products
                                            since February 1998. Prior to February 1998, he served
                                            as chairman, chief executive officer and director of The
                                            Tranzonic Companies.

Richard F. Schubert (65)..................  Mr. Schubert has been a member of our board of directors
  Senior Vice President, EXCN, Inc. (Class  since 1983. He has been senior vice president EXCN, Inc.
  II)                                       since 1998. Prior to that, he was Chairman Emeritus of
                                            the International Youth Foundation. He is also a
                                            director of National Alliance of Business and Management
                                            Training Corporation.

Thomas R. Sturges (57)....................  Mr. Sturges has been a member of our board of directors
  Private Investor (Class I)                since 1986. Until June 2001, he was executive vice
                                            president and chief financial officer of Hawkeye
                                            Communication, LLC. Prior to that, he served as
                                            executive vice president of The Harding Group Inc. from
                                            February 1990 to January 2000.

Ronald C. Whitaker (54)...................  Mr. Whitaker has been a member of our board of directors
  President, Chief Executive Officer        since 1995. He has been President and CEO of Strategic
  Strategic Distribution Incorporated       Distribution Incorporated since September 2000. He
  (Class II)                                served as president, chief executive officer and
                                            director of Johnson Worldwide Associates from October
                                            1996 to March 1999. He is also a director of Code-Alarm,
                                            Inc., Precision Navigation Instruments, Inc., Firearms
                                            Training Systems, Inc., and is a trustee of The College
                                            of Wooster.

D. Leonard Wise (67)......................  Mr. Wise has been a member of our board of directors
  Former President and Chief Executive      since 1998. He was president and chief executive officer
  Officer, Carolina Steel Corporation       of Carolina Steel Corporation from October 1994 to March
  (Class II)                                1997. He is also a director of Universal Stainless &
                                            Alloy Products, Inc.

THE BOARD OF DIRECTORS: COMMITTEES, MEETINGS AND COMPENSATION

Audit Committee

     The audit committee of our board of directors currently is composed of Messrs. Reins, Burt, D'Anniballe, Sturges and Wise, four of whom are independent directors. Mr. Reins serves as chairman of the committee. The audit committee reviews, at least annually, the services performed and to be performed by our independent public accountants and the fees charged for their services, and, in that connection, considers the effect of those fees on the independence of the accountants. The audit committee also discusses with our independent public accountants and management our accounting policies and reporting practices, including the impact of alternative accounting policies. The audit committee also reviews with our internal audit department the scope and results of internal auditing procedures and the adequacy of accounting and financial systems and internal controls. The audit committee held five meetings during 2001.

Management Development and Compensation Committee

     The management development and compensation committee of our board of directors currently is composed of Messrs. Reitman, Bozic, Schubert, Whitaker and Wise. Mr. Reitman serves as chairman of the committee. The management development and compensation committee held six meetings in 2001.

Nominating Committee

     The nominating committee of our board currently is composed of Messrs. Bozic, Glyptis, Walker, Whitaker and Wise. Mr. Bozic serves as chairman of the committee. The nominating committee identifies and recommends to the board of directors candidates to be nominated as independent directors. The nominating committee held three meetings in 2001.

Corporate Responsibility Committee

     The corporate responsibility committee of our board currently is composed of Messrs. Schubert, Burt, D'Anniballe, Doty, Glyptis and Wise. Mr. Schubert serves as chairman of the committee. The corporate responsibility committee advises our management concerning matters of public and internal policy with regard to such matters as governmental and regulatory affairs, safety and health of employees, charitable contributions and environment, and recommends, for action by the full board, policies concerning those types of matters where appropriate. The corporate responsibility committee held one meeting in 2001.

Finance and Strategic Planning Committee

     The finance and strategic planning committee of our board currently is composed of Messrs. Whitaker, Bozic, Burt, Doty, Glyptis, Reins, Reitman, Sturges and Wise. Mr. Whitaker serves as chairman of the committee. The committee reviews and confers with management on the following subject matters in the finance function, including our projected financial condition and financial plans; our financial policies, including dividend recommendations; the management and performance of our employee benefit funds; and our policies and practices on financial risk management.

     In the strategic planning area, the committee assists management in the development of a viable strategic plan including projections of the market and competitive assessment of our core strengths and weaknesses; identification of key opportunities and threats; and articulation of our long-range direction, including action plans addressing both the core business and growth opportunities. The finance and strategic planning committee held one meeting in 2001.

Meetings and Attendance

     Our board of directors held six regular and eight special meetings in 2001. All directors who served during any portion of 2001 attended at least 75% of the aggregate of the meetings of the board of directors and board committees occurring while they served in 2001.

Directors' Compensation

     Directors who are not officers or employees of Weirton receive an annual retainer of $25,000, $10,000 of which is in the form of shares of our common stock, and the remaining $15,000 of which is payable monthly in cash. Those directors also receive a meeting fee of $800 for each meeting of the board of directors attended, together with a meeting fee of $700 for each meeting of a committee of the board of directors attended. The chairman of each committee is paid an additional $200 for each meeting chaired. The chairman of the board of directors serves as a non-executive chairman, devoting substantial time to this position and receives an annual retainer of $120,000, payable quarterly, but does not receive additional fees for attendance at meetings of the board or its committees. Directors who are officers or other employees of Weirton do not receive a retainer or meeting fees. All directors who are not officers or other employees of Weirton are eligible to participate in our deferred compensation plan for directors. The Plan permits participants to defer part or all of their directors' fees for a specified year. Amounts representing deferred fees are used to purchase shares of our common stock at 90% of the market price of our common stock on the first or last trading day of the year, whichever is lower. As to the portion of the directors' retainer paid in the form of shares of our common stock and not deferred, pricing is at 100% of the then prevailing market price of the our common stock. Shares representing amounts of deferred compensation are held in trust until distributed to the respective participants in accordance with their election.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Set forth below is certain information relating to the ages and business experience of non-director executive officers of Weirton as of December 31, 2001.

NAMES, AGE AND POSITION
-----------------------
Mark E. Kaplan (40).......................  Mr. Kaplan was appointed senior vice president of
  Senior Vice President of Finance and      finance and administration in November 2001. Prior to
  Administration                            this appointment, he served as vice president and chief
                                            financial officer from June 2000 to November 2001, as
                                            vice president of information technology and controller
                                            from March 1999 to June 2000 and controller from
                                            September 1995 to March 1999. Prior to joining Weirton,
                                            Mr. Kaplan was a senior audit manager for Arthur
                                            Andersen LLP.

William R. Kiefer (52)....................  Mr. Kiefer is currently general counsel. Prior to that,
  General Counsel                           he served as vice president of law and secretary from
                                            May 1990 to November 2001. Mr. Kiefer joined Weirton in
                                            1985 as a corporate attorney and assistant secretary and
                                            was named director of legal affairs in 1988.

Edward L. Scram (44)......................  Mr. Scram was named vice president of operations in
  Vice President of Operations              April 2000. Prior to that appointment, he served as
                                            general manager of operations since 1996. He was also
                                            manager of management work practices and a manager at
                                            both the ironmaking and steelmaking units of Weirton.
                                            Mr. Scram began his career at Weirton in 1981 as a
                                            ceramic engineer.

Michael J. Scott (38).....................  Mr. Scott was named vice president of sales and
  Vice President of Sales and Marketing     marketing in March 2000. Prior to joining Weirton, he
                                            was employed by National Steel from 1997 through 1999 as
                                            general manager of the construction sales group.

Frank G. Tluchowski (51)..................  Mr. Tluchowski was appointed to the position of director
  Director, Operational Restructuring       of operational restructuring in December 2001, and was
                                            vice president of engineering and technology from
                                            February 1998 to December 2001. Prior to that
                                            appointment, he served as general manager of engineering
                                            from September 1996 until February 1998.

David L. Robertson (58)...................  Mr. Robertson served as the executive vice president of
  Executive Vice President of Human         human resources and corporate law from March 1996 until
  Resources and Corporate Law               his resignation on December 31, 2001.

Thomas W. Evans (65)......................  Mr. Evans served as Vice President -- Materials
  Vice President -- Materials Management    Management from 1988 through his retirement on December
                                            31, 2001. He continues to serve as President of WeBCo, a
                                            joint venture with Bali Group Plc in which we own a 50%
                                            interest and which markets Bali and Weirton products
                                            worldwide.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for each of our last three fiscal years, summarizing the compensation paid to our former chief executive officer, our current chief executive officer and each of our next four most highly compensated executive officers or "named executive officers" who were serving as such at the end of our last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM COMPENSATION
                                                                                         AWARDS
                                                ANNUAL COMPENSATION           -----------------------------
                                         ----------------------------------     SECURITIES
                                                               OTHER ANNUAL     UNDERLYING
                                          SALARY     BONUS     COMPENSATION   OPTIONS/SARS)    COMPENSATION
   NAME & PRINCIPAL POSITION      YEAR     ($)       ($)(1)       ($)(2)          (#)(3)           ($)
   -------------------------      ----   --------   --------   ------------   --------------   ------------
John H. Walker                    2001   $387,087   $  --0--    $  209,007         200,000       $    --
President and Chief               2000    234,783      --0--        24,726         402,500            --
Executive Officer                 1999        n/a         --            --              --            --
Mark E. Kaplan                    2001   $230,876   $  --0--    $   16,629              --       $    --
Sr. Vice President Finance        2000    195,304      --0--       697,102         189,000            --
and Administration                1999    180,000    210,000         --0--              --            --
William R. Kiefer                 2001   $198,456   $  --0--    $   27,241              --       $    --
General Counsel and Secretary     2000    195,304      --0--       320,576          76,666            --
                                  1999    180,000    150,000        15,855              --            --
Edward L. Scram                   2001   $192,964   $  --0--    $   16,793              --       $    --
Vice President-Operations         2000    152,245      --0--        70,111         175,000            --
                                  1999    145,000    100,000           739              --            --
Richard K. Riederer*              2001   $ 36,250   $  --0--    $    --0--              --       $    --
Former Chief Executive Officer    2000    435,000      --0--     1,845,556         517,500            --
                                  1999    435,000    875,000       422,600              --            --
David L. Robertson*               2001   $264,600   $  --0--    $  100,484              --       $    --
Executive Vice President,         2000    260,400      --0--     1,159,103         290,478            --
Human Resources & Law             1999    240,000    245,000        56,825              --            --

---------------

  * Mr. Riederer resigned as chief executive officer effective January 25, 2001 and Mr. Walker became chief executive officer on January 25, 2001. Mr. Robertson resigned effective December 31, 2001.

(1) Bonuses for 1999 were awarded by the management development and compensation Committee of our board of directors to the named executive officers in the amounts indicated for developing and realizing value for stockholders through the sale of a portion of our interest in Metal Site L.P. which generated net cash proceeds of $170.1 million.

(2) Under the terms of our supplemental executive retirement plans, or "SERPs," we pay income taxes associated with contributions made to trusts established under the SERPs on behalf of the named executive officers while the SERPs are being funded. The following "tax gross-up" payments are included in the table: (a) $209,007, $16,629, $27,241, $16,793 and $100,484, for Messrs.
    Walker, Kaplan, Kiefer, Scram and Robertson, respectively, in 2001; (b) $30,499, $67,270, $70,111, $396,000, $343,000 and $199,654 for Messrs.
    Walker, Kaplan, Kiefer, Scram, Riederer and Robertson, respectively, in 2000; and (c) $0, $0, $15,855, $739, $422,600 and $56,825 for Messrs.
    Walker, Kaplan, Kiefer, Scram, Riederer and Robertson, respectively, in 1999. The amount of SERP contribution, in the case of any individual, is determined by various factors including: age, compensation, years of service with us and anticipated retirement benefits from qualified pension plans. As shown in the tables below, the named executive officers exercised previously granted stock options during 2000. The following amounts of option related compensation have been included in this column: $666,603, $253,306, $1,449,213 and $959,449 for Messrs. Kaplan, Kiefer, Riederer and Robertson, respectively. Aggregate amounts of perquisites and other personal benefits that are the lesser of $50,000 or 10% of each of the respective named executive officer's combined salary and bonuses, have been omitted from the table in accordance with SEC rules.

(3) For 2000 and 2001, the figures reflect numbers of shares underlying options granted under our 1998 stock option plan. Options held by Mr. Riederer expired unexercised on April 25, 2001.

OPTION/SAR GRANTS

     The following table sets forth information about stock options and/or stock appreciation rights (SARs) granted during 2001 to the named executive officers.

Option/SAR Grants in last fiscal year -- Individual Grants

                                                  % OF TOTAL
                                     OPTIONS       OPTIONS                                    GRANT DATE
                                     GRANTED      GRANTED TO    EXERCISE OR    EXPIRATION    PRESENT VALUE
             NAME                  IN 2001#(1)    EMPLOYEES     BASE PRICE      DATE(2)         ($)(3)
             ----                  -----------    ----------    -----------    ----------    -------------
J.H. Walker....................      200,000         100%          $1.13         1/31/11       $139,875
M.E. Kaplan....................           --          --              --              --       $     --
W.R. Kiefer....................           --          --              --              --       $     --
E.L. Scram.....................           --          --              --              --       $     --
R.K. Riederer..................           --          --              --              --       $     --
D.L. Robertson.................           --          --              --              --       $     --

---------------

(1) Options granted pursuant to our 1998 stock option plan were granted in February 2001 at a price of $1.13 for Mr. Walker, with an expiration date of January 31, 2011. The options vest in one-third increments each February 1, 2001, February 1, 2002 and February 1, 2003.

(2) The date shown assumes continued employment with Weirton for the full term of the options.

(3) The Company used the Black-Scholes Option Valuation Method to determine the grant date present value of stock options. The Company does not advocate or necessarily agree that the Black-Scholes Model properly reflects the value of a stock option. The assumptions used in calculating the grant date present value are as follows: A risk-free interest rate of 4.94%; a dividend yield of 0%; volatility of 71.3%, calculated using monthly stock returns for the 36 month period preceding the stock option award; an underlying stock price of $1.12; an option exercise price of $1.13; and a ten year term (expected life 5 years). The valuation of a stock option under the Black-Scholes model applying the preceding assumptions was $0.70.

OPTION/SAR EXERCISE/OUTSTANDING OPTIONS AND YEAR-END VALUES

     The following table sets forth information regarding the exercise of stock options and SARs during 2001 and the unexercised options/SARs held as of the end of the 2001 fiscal year by the named executive officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                              VALUE OF
                                                                          NUMBER OF          UNEXERCISED
                                                                    SECURITIES UNDERLYING   IN-THE-MONEY
                                                                         UNEXERCISED        OPTIONS/SARS
                                                                        OPTIONS/SARS          AT FISCAL
                                                                          AT FISCAL             YEAR-
                                                                        YEAR END (#)           END ($)
                                             SHARES                 ---------------------   -------------
                                           ACQUIRED ON    VALUE         EXERCISABLE/        EXERCISABLE/
                                            EXERCISE     REALIZED       UNEXERCISABLE       UNEXERCISABLE
                  NAME                         (#)         ($)               (1)                 (2)
                  ----                     -----------   --------   ---------------------   -------------
J.H. Walker..............................      --          --           66,667/535,833         -$-/$--
M.E. Kaplan..............................      --          --          126,000/189,000         -$-/$--
W.R. Kiefer..............................      --          --            52,334/76,666         -$-/$--
E.L. Scram...............................      --          --           12,000/175,000         -$-/$--
R.K. Riederer............................      --          --                       --         -$-/$--
D.L. Robertson...........................      --          --          145,022/290,478         -$-/$--

---------------

(1) The figures shown represent options granted under our 1987 Option Plan and our 1998 Option Plan. Of the options granted prior to December 31, 1999 under our 1998 Option Plan, 60% became exercisable on February 3, 2000, and the remaining 40% on March 27, 2000. The options granted in October 2000 under our 1998 option plan remain unexercisable. For Mr. Walker, one-third of the options granted under the 1998 option plan in 2001 were exercisable at December 31, 2001. Options held by Mr. Robertson expire on March 31, 2002.

(2) The "Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End" is based on the closing price ($0.24 per share) of our common stock over-the-counter on its last trading day in 2001 (December 31, 2001), which was less than the exercise price ($3.88 for the options granted in 1998, $5.56 $6.69 for those options granted in 2000 and $1.13 for the options granted in 2001).

EMPLOYMENT AGREEMENTS WITH CERTAIN EXECUTIVES

     Mr. Walker, our President and Chief Executive Officer, who also serves as a member of our board of directors, has an employment agreement with Weirton providing a base salary of $395,000. In addition, Mr. Walker's maximum total benefit under our pension plan is 70% of final average earnings at age 62 and attainment of 10 years of service.

     The agreements for Mr. Walker and the other named executive officers, other than Mr. Robertson, also provide for supplemental disability income and supplemental life insurance. Those agreements may be terminated by us or by the employee, but require us to pay 24 months compensation in a lump sum within 10 days of the termination date if terminated by us without cause.

     Mr. Robertson had employment agreements with us which was terminated. However, Mr. Robertson is entitled to receive an amount equivalent to the severance pay which he would have received if, during 2002 Weirton enters into a transaction which constitutes a "change in control," as that term is defined in his former contract.

PENSION PLAN

                               PENSION PLAN TABLE

                                                    YEARS OF SERVICE
                                  -----------------------------------------------------
     FINAL AVERAGE EARNINGS            15           20        25        30        35
     ----------------------       -------------   -------   -------   -------   -------
$125,000........................      61,875       68,750    68,750    67,750    74,375
150,000.........................      74,250       82,500    82,500    82,500    89,250
200,000.........................      99,000      110,000   110,000   110,000   119,000
250,000.........................     123,750      137,500   137,500   137,500   148,750
300,000.........................     148,500      165,000   165,000   165,000   178,500
400,000.........................     198,000      220,000   220,000   220,000   238,000
500,000.........................     247,500      275,000   275,000   275,000   297,500
600,000.........................     297,500      330,000   330,000   330,000   357,000
700,000.........................     346,500      385,000   385,000   385,000   416,500
800,000.........................     396,000      440,000   440,000   440,000   476,000

     The figures in the pension table reflect the sum of annual benefits from the qualified pension plan plus expected annual benefits from the non-qualified SERPs (both administered by Weirton), payable for life following assumed retirement at age 62. The SERPs are "target benefit" plans under which we contribute to separate trusts actuarially determined amounts which are calculated to produce the defined target annual benefit at age 62. Under both the qualified pension plan and the SERPs, the amount of pension is based upon the employee's average earnings (average of the highest five years of the last fifteen years). For those participating in a SERP, expected benefits are based on earnings defined as annual cash compensation (as reported in the salary and bonus columns of the summary compensation table) and pension service credited under the SERPs. The benefits reflected in the pension table include maximum total benefits, under all plans, of 55% of final average earnings upon attainment of 16 2/3 years of pension service. For the named executive officers, pension service as of December 31, 2001 for the purpose of calculating retirement benefits under the SERPs was as follows: Mr. Walker: 10.33 years; Mr.
Kaplan: 6.25 years; Mr. Kiefer: 16.92 years; Mr. Scram: 21.5 years, and Mr.
Robertson: 13.25 years. Under a contract with us, Mr. Robertson, who had prior pension service with us through its predecessor, was entitled to an additional five years of benefit service under the SERPs upon commencement of employment.

     The senior SERP was terminated at the conclusion of the plan year 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth the beneficial ownership of Weirton's common stock and Series A convertible preferred stock as of February 28, 2002 by each person or group known by us to beneficially own more than five percent of the outstanding common stock and Series A convertible preferred stock, by each director and executive officer and by all directors and executive officers as a group. Included are those shares of common stock, if any, allocated under the 1984 ESOP. The table also sets forth the number of shares of Series A convertible preferred stock, if any, allocated under the 1989 ESOP through the latest allocation date (December 31, 1998), and the percentage of outstanding common stock and Series A convertible preferred stock represented thereby. Unless otherwise indicated, and except for shares allocated to the accounts of employees under the terms of the 1984 ESOP and 1989 ESOP, the holders of all shares shown in the table have sole voting and investment power with respect to such shares. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options or convertible stock exercisable or convertible within 60 days of the date hereof are deemed outstanding for the purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders. Except as indicated in the footnotes, Weirton believes that the person named in the table have the sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                  COMMON STOCK

                                                                SHARES                  PERCENT
NAME AND ADDRESS                                          BENEFICIALLY OWNED     OWNED BENEFICIALLY(1)
----------------                                          ------------------     ---------------------
United National Bank, as Trustee under the 1984 ESOP....       7,601,286(2)              18.3%
  21 Twelfth Street
  Wheeling, WV 26003
Dimensional Fund Advisors, Inc. ........................       3,006,650(3)               7.2%
  1299 Ocean Avenue, 11th floor
  Santa Monica, CA 90401
Michael Bozic...........................................         106,400(4)(6)              *
Richard R. Burt.........................................          43,660(4)(6)              *
Robert J. D'Anniballe, Jr. .............................          20,521(4)(6)              *
George E. Doty, Jr......................................          48,559(4)(6)              *
Mark G. Glyptis.........................................           3,719                    *
Mark E. Kaplan..........................................         131,000(5)                 *
William R. Kiefer.......................................          64,861(5)                 *
Ralph E. Reins..........................................          40,521(4)(6)              *
Robert S. Reitman.......................................          73,476                    *
Richard K. Riederer.....................................          67,775(5)                 *
David L. Robertson......................................         155,322(5)                 *
Richard F. Schubert.....................................          21,821(4)(6)              *
Edward L. Scram.........................................          13,832(5)                 *
Thomas R. Sturges.......................................          47,733(4)(6)              *
John H. Walker..........................................         134,565(5)                 *
Ronald C. Whitaker......................................         119,852(4)(6)              *
D. Leonard Wise.........................................          10,055(6)                 *
All directors and executive officers as a group (19            1,292,927(7)               3.1%
  persons)..............................................

                      SERIES A CONVERTIBLE PREFERRED STOCK

                                                                  SHARES                PERCENT
NAME AND ADDRESS                                            BENEFICIALLY OWNED   OWNED BENEFICIALLY(1)
----------------                                            ------------------   ---------------------
United National Bank, as Trustee under the 1989 ESOP......      1,432,775(8)             94.3%
  21 Twelfth Street
  Wheeling, WV 26003
Mark G. Glyptis...........................................            421                   *
Mark E. Kaplan............................................            284                   *
William R. Kiefer.........................................            767                   *
Richard K. Riederer.......................................          1,065                   *
David L. Robertson........................................            288                   *
Edward L. Scram...........................................            401                   *
John H. Walker............................................            518                   *
All directors and executives as a group (19 persons)......          4,462                   *

---------------

(1) An asterisk in this column indicates ownership of less than 1%.

(2) All shares have been allocated to the accounts of participants in the 1984 ESOP consisting of approximately 5,263 employees and former employees of the Company. Participants generally have full voting but limited dispositive power over securities allocated to their accounts.

(3) Based on Schedule 13G filed by Dimensional Fund Advisors, Inc. dated December 31, 2001.

(4) Includes 94,403, 43,660, 20,521, 13,465, 20,521, 20,521, 40,349 and 117,852
    shares credited to the accounts of Messrs. Bozic, Burt, D'Anniballe, Doty, Reins, Schubert, Sturges, Whitaker and Wise, respectively, under the Deferred Compensation Plan for Directors, over which shares the named individuals do not exercise voting and/or investment power until distribution.

(5) Includes shares subject to options currently exercisable (or exercisable within 60 days): Messrs. Walker 133,334, Robertson 145,022, Kaplan 126,000, Kiefer 52,334 and Scram 12,000. Mr. Riederer had 517,500 options which expired unexercised April 25, 2001. Mr. Robertson has 402,500 options which expire March 31, 2002.

(6) Includes stock credited on the account balance method for 2000 directors' fees; 2001 directors' fees were deposited in cash in the trust.

(7) Includes 657,940 shares subject to options currently exercisable as of February 28, 2002.

(8) All shares have been allocated to the accounts of participants in the 1989 ESOP consisting of approximately 6,086 employees and former employees of the Company. Participants generally have full voting but limited dispositive power over securities allocated to their accounts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of financial statements required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

      FINANCIAL STATEMENTS                                          PAGE
      --------------------                                          ----

      Report of Independent Public Accountants....................   37

      Consolidated Statements of Income for the years ended
        December 31, 2001, 2000 and 1999..........................   38

      Consolidated Balance Sheets as of December 31, 2001 and
        2000......................................................   39

      Consolidated Statements of Cash Flows for the years ended
        December 31, 2001, 2000 and 1999..........................   40

      Notes to Consolidated Financial Statements..................   44

      Supplementary Financial Information.........................  S-1

     2. The list of financial statement schedules required to be filed by Item
        8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

        Report of Independent Public Accountants on Financial
          Statement Schedules.......................................  S-1
             Schedule:
                  II Valuation and Qualifying Accounts..............  S-2

     3. Exhibits.

     The response to this item is incorporated by reference to the "Exhibit Index" hereof.

(b) Reports on Form 8-K.

     The Company filed a current report on Form 8-K on February 26, 2002.

(c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d) The financial statement schedules listed under Item 14(a)(2) are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2002.

                                          WEIRTON STEEL CORPORATION

                                          By:        /s/ MARK E. KAPLAN
                                            ------------------------------------
                                                       Mark E. Kaplan
                                            Senior Vice President of Finance and
                                              Administration

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 28th day of March 2002.

/s/ JOHN H. WALKER
------------------------------------------------------
John H. Walker
Director, President and Chief Executive Officer
(principal executive officer)

/s/ MARK E. KAPLAN
------------------------------------------------------
Mark E. Kaplan
Senior Vice President of Finance and Administration (principal accounting and financial officer)

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

/s/ RICHARD F. SCHUBERT
------------------------------------------------------
Richard F. Schubert
Director

/s/ THOMAS R. STURGES
------------------------------------------------------
Thomas R. Sturges
Director

/s/ RONALD C. WHITAKER
------------------------------------------------------
Ronald C. Whitaker
Director

/s/ D. LEONARD WISE
------------------------------------------------------
D. Leonard Wise
Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   3.1   Restated Certificate of Incorporation of the Company
         (incorporated by Reference to Exhibit 3.1 to the Company's
         Registration Statement on Form S-1 filed May 3, 1989,
         Commission File No. 33-28515).
   3.2   Certificate of Amendment to the Restated Certificate of
         Incorporation of the Company (incorporated by reference to
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1994, Commission File No.
         1-10244).
   3.3   By-laws of the Company (incorporated by reference to Exhibit
         3.3 to the Company's Registration Statement on Form S-1
         filed May 3, 1989, Commission File No. 33-28515).
   3.4   Amendment to the By-laws of the Company (incorporated by
         reference to Exhibit 3.2 to the Company's Annual Report on
         Form 10-K for the fiscal Year ended December 31, 1994,
         Commission File No. 1-10244).
   3.5   Certificate of the Designation, Powers, Preferences and
         Rights of the Convertible Voting Preferred Stock, Series A
         (incorporated by reference to Exhibit 3.2 to the Company's
         Annual Report on Form 10-K for the fiscal Year ended
         December 31, 1989, Commission File No. 1-10244).
   4.2   Indenture dated as of June 12, 1995 between the Company and
         Bankers' Trust Company, as trustee, relating to $125,000,000 principal amount of 10 3/4% Senior Unsecured Notes due 2005, including Form of Note (incorporated by reference to Exhibit
         4.4 to the Company's Registration Statement on Form S-4
         filed on July 27, 1995, Commission File No. 33-61345).
   4.3   First Supplemental Indenture dated as of August 12, 1996
         between the Company and Bankers' Trust Company, as trustee, relating to the Company's 10 3/4% Senior Unsecured Notes due
         2005 (incorporated by reference to Exhibit 4.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1996, Commission File No. 1-10244).
   4.4   Indenture dated July 3, 1996 between the Company and
         Bankers' Trust Company, as trustee, relating to the
         Company's 11 3/8% Notes due 2004 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on
         Form S-4 filed on July 10, 1996, Commission File No.
         333-07913).
   4.5   Loan Agreement dated November 1, 1989 between the Company
         and the City of Weirton, West Virginia, as issuer, relating to the Series 1989 Bonds due 2014 (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's
         Registration Statement on Form S-4, filed December 3, 2001,
         Commission File No. 333-72598).
  10.1   Redacted Pellet Sale and Purchase Agreement dated as of
         September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244).
  10.2   Coke Sale Agreement dated December 9, 1996 between the
         Company and USX Corporation (incorporated by reference to
         Exhibit 10.2 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1996, Commission File No.
         1-10244).
  10.3   Note and Warrant Purchase Agreement among MetalSite, Inc.
         and the Company dated as of October 10, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000,
         Commission File No. 1-10244).
  10.4   Securities Purchase Agreement evidencing the sale of a
         portion of the Company's interest in MetalSite L.P.
         (incorporated by reference to Exhibit 2.1 to the Current
         Report on Form 8-K of Internet Capital Group, Inc., filed on
         January 11, 2000, Commission File No. 000-26929).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.5   Loan and Security Agreement dated as of November 17, 1999
         among various financial institutions, Bank of America and
         the Company (incorporated by reference to Exhibit 10.5 to
         the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-10244).
  10.6   First Amendment dated as of February 29, 2000 to Loan and
         Security Agreement (incorporated by reference to Exhibit
         10.6 to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 2000, Commission File No.
         1-10244).
  10.7   Amended and Restated Receivables Participation Agreement
         among Weirton Steel Corporation, various financial
         institutions and PNC Bank (incorporated by reference to
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1999, Commission File No.
         1-10244).
  10.8   Waiver and Amendment No. 2 dated as of August 23, 2000 to
         Amended and Restated Receivables Participation Agreement
         (incorporated by reference to Exhibit 10.8 to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2000, Commission File No. 1-10244).
  10.9   Amendment No. 3 dated as of March 2, 2001 to Amended and
         Restated Receivables Participation Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000,
         Commission File No. 1-10244).
  10.10  Waiver dated as of November 21, 2000 to Amended and Restated
         Receivables Participation Agreement (incorporated by
         reference to Exhibit 10.10 to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 2000,
         Commission File No. 1-10244).
  10.11  Ball Receivables Participation Agreement dated as of August
         6, 1999 among the Company, various financial institutions
         and PNC Bank (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-10244).
  10.12  1984 Employee Stock Ownership Plan, as amended and restated
         (incorporated by reference to Exhibit 10.3 to the Company's
         Annual Report on Form 10-K For the fiscal year ended
         December 31, 1989, Commission File No. 1-10244).
  10.13  1989 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on
         Form 10-K for the fiscal year Ended December 31, 1989,
         Commission File No. 1-10244).
  10.14  Amendments to the 1984 and 1989 Employee Stock Ownership
         Plans, effective May 26, 1994 (incorporated by reference to
         Exhibit 10.5 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1995).
  10.15  Weirton Steel Corporation 1987 Stock Option Plan
         (incorporated by reference to Exhibit 10.5 to the Company's
         Registration Statement on Form S-1 filed May 3, 1989,
         Commission File No. 33-28515).
  10.16  Weirton Steel Corporation 1998 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-10244).
  10.17  Deferred Compensation Plan for Directors, as amended and restated through December 1, 2000 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 2000, Commission File
         No. 1-10244).
  10.18  Weirton Steel Corporation Executive Healthcare Program
         effective date July 1, 1999 (incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1999, Commission File
         No. 1-10244).
  10.19  Weirton Steel Corporation Supplemental Senior Executive
         Retirement Plan (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-10244).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.20  Weirton Steel Corporation Supplemental Executive Retirement
         Plan (incorporated by reference to Exhibit 10.11 of the
         Company's Annual Report on Form 10-K for the fiscal year
         ended December 31, 1997, Commission File No. 1-10244).
  10.21  Employment Agreement between John H. Walker and the Company dated December 20, 2001 (incorporated by reference to
         Exhibit 10.21 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
  10.22  Employment Agreement between David L. Robertson and the
         Company dated February 2000 (incorporated by reference to
         Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 2000, Commission File No.
         1-10244).
  10.23  Employment Agreement between Mark E. Kaplan and the Company dated December 21, 2001 (incorporated by reference to
         Exhibit 10.23 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
  10.24  Employment Agreement between Thomas W. Evans and the Company dated September 25, 2000 (incorporated by reference to
         Exhibit 10.24 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 2000, Commission File
         No. 1-10244).
  10.25  Employment Agreement between William R. Kiefer and the
         Company dated December 21, 2001 (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
  10.26  Employment Agreement between Frank G. Tluchowski and the
         Company dated December 21, 2001 (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
  10.27  Employment Agreement between Edward L. Scram and the Company dated December 21, 2001 (incorporated by reference to
         Exhibit 10.27 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
  10.28  Employment Agreement between Michael J. Scott and the
         Company dated December 21, 2001 (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
  10.29  Form of Stand Still Agreement for certain optionees to refrain from exercising options in exchange for monetary
         compensation (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-10244).
  10.30  Purchase Agreement dated as of October 26, 2001 by and among
         MABCO Steam Company, LLC, FW Holdings, Inc., and the Company
         (incorporated by reference to Exhibit 10.30 to Amendment No.
         1 to the Company's Registration Statement on Form S-4, filed
         November 21, 2001, Commission File No. 333-72598).
  10.31  Lease Agreement dated as of October 26, 2001 between MABCO
         Steam Company, LLC, and FW Holdings, Inc. (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the
         Company's Registration Statement on Form S-4, filed November
         21, 2001, Commission File No. 333-72598).
  10.32  Loan and Security Agreement dated as of October 26, 2001 by and among the Company, various lenders party thereto, and
         Fleet Capital Corporation, as agent of the lenders
         (incorporated by reference to Exhibit 10.32 to Amendment No.
         1 to the Company's Registration Statement on Form S-4, filed
         November 21, 2001, Commission File No. 333-72598).
  22.1   Subsidiaries of the Company (filed herewith).
  23.1   Consent of Arthur Andersen LLP, independent public
         accountants (filed herewith).
  23.2   The Company's representation to the SEC as to the quality
         control of Andersen's audit (filed herewith).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Weirton Steel Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 24, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
January 24, 2002

                    WEIRTON STEEL CORPORATION AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                   BALANCE AT    CHARGES TO                BALANCE AT
                                                  BEGINNING OF    COST AND                   END OF
               DESCRIPTION                 YEAR      PERIOD       EXPENSE     DEDUCTIONS     PERIOD
               -----------                 ----   ------------   ----------   ----------   ----------

Allowance for doubtful accounts,
  discounts, claims and allowances.......  2001     $ 9,008       $ 40,220     $41,741      $  7,487
                                           2000      10,231         39,620      40,843         9,008
                                           1999       9,955         30,295      30,019        10,231

Valuation allowance for deferred tax
  assets.................................  2001     $61,811       $301,621     $ 3,357      $360,075
                                           2000      39,712         26,636       4,537        61,811
                                           1999      46,868         14,218      21,374        39,712

Severance and other liabilities resulting
  from restructuring charges*............  2001     $    --       $  5,133     $ 1,117      $  4,016
                                           2000          --             --          --            --
                                           1999          --             --          --            --

* Excludes charges, deductions and liabilities related to pensions, other post-retirement benefit obligations, and the Company's obligation to reimburse the National Steel Corporation pension plan for Weirton employees, the liabilities for which are actuarially determined.