Form 10-K/A
period 2001-12-31
WEIRTON STEEL CORP
filed 2002-05-08
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned Registrant hereby amends certain items in their entirety in its Annual Report on Form 10-K for the year ended December 31, 2001 as follows:

                               TABLE OF CONTENTS
                                      ITEM

                                                                            PAGE
                                                                            ----
PART I
     Item 1.  Business....................................................    1

PART II
     Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   22
     Item 8.  Financial Statements and Supplementary Data.................   32

SIGNATURES................................................................   64

EXHIBIT INDEX.............................................................   65

FINANCIAL STATEMENT SCHEDULES.............................................  S-2

PART I - ITEM 1 "BUSINESS" IS AMENDED IN ITS ENTIRETY TO READ AS FOLLOWS:

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

     Prior to the events of September 11, 2001, industry analysts had expected an improvement in steel prices as early as the fourth quarter of 2001. Based upon announced price increases it now appears that price improvements will begin to be realized in the second quarter of 2002. However, the sustainability of price improvements is predicated on decreasing supply because of permanent production cuts in the United States, a decline in imports due to trade cases filed by steel producers and the impact of recent tariffs imposed on March 5, 2002 by President Bush on 12 categories of steel products, including tin mill, hot-rolled, cold-rolled and galvanized products, which are produced by us, of up to 30% over a three-year period, subject to a review after 18 months by the ITC, which has the authority to continue or terminate the tariffs.

     The current crisis in the United States steel industry and recent imposition of tariffs as a result of the International Trade Commission's section 201 proceeding regarding the illegal dumping of steel by foreign competitors may provide the opportunity for a restructuring of the United States steel industry to take place, greatly increasing the chances for a meaningful transformation of the United States steel industry. Although a number of countries have challenged the decision, the Bush Administration has stated publicly that, in its belief, the decision was made in conformity with World Trade Organization guidelines. However, we cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the United States steel industry will occur.

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

     - RESTRUCTURED LABOR AGREEMENTS. In response to deteriorating market conditions and financial performance, management and the Independent Steelworkers Union have been able to negotiate new labor agreements, expiring no earlier than March 2004, that will significantly reduce the number of hourly employees, facilitated primarily through work rule changes. The ISU represents the substantial majority of our unionized work force and represents only employees of Weirton and no other steel producer. Weirton and its predecessors have not experienced a work stoppage due to striking union members in over 45 years.

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

OUR STRATEGIC PLAN

     We seek to strengthen our position as a leading domestic full range producer of higher margin tin mill products by further shifting our product mix toward higher margin value-added products and away from lower margin, commodity flat-rolled sheet products principally through strategic acquisitions and targeted investments. Our strategy to meet this objective is to capitalize on our extensive market presence and strong competitive position as the second largest domestic producer of tin mill products and to leverage our existing strengths. These strengths include our superior product quality and range of product offerings, our strategic partnerships with large existing customers, and the design and configuration of our principal steel making facilities which are best suited to the production of narrow width tin mill and coated products. We are also pursuing niche market opportunities for higher margin value-added sheet products and other strategic opportunities in order to add new product capabilities, better serve existing customers and attract new customers.

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

IMPROVING OUR LIQUIDITY AND LONG-TERM SUPPLIER RELATIONSHIPS.

     Under our vendor financing programs, we have negotiated arrangements primarily with our vendors, including over 60 of our key suppliers, in the form of purchase credits, improved pricing or other concessions to improve our liquidity. We have generated approximately $40 million in liquidity improvements through these programs. The vendor financing programs have been structured principally through a sale and leaseback transaction of our Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors, and the expected sale and leaseback of our general office building and research and development building. In addition, WVEDA and one of our vendors reached an agreement assigning the rights of an operating lease from a vendor to WVEDA and eliminating the requirement that our future lease obligations should be supported by a letter of credit. We are also seeking to renegotiate our long term supply of other services and raw materials.

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

RESTRUCTURING OUR LONG-TERM DEBT.

     We are offering to exchange up to 100% of our 11 3/8% Senior Notes due 2004 and 10 3/4% Senior Notes due 2005 for new 10% Senior Secured Notes due 2008 and newly-issued shares of our Series C Convertible Redeemable Preferred Stock. In addition, at our request, the City of Weirton is offering to exchange all of its outstanding Pollution Control Revenue Refunding Bonds (Weirton Steel Corporation Project) series 1989 due November 1, 2014 for new Secured Pollution Control Revenue Refunding Bonds (Weirton Steel Corporation Project) Series 2002 due April 1, 2012. Through the exchange offers, we seek to lower our debt service costs, particularly during 2002, 2003 and 2004, and to extend debt maturities on the 11 3/8% Senior Notes due 2004 and the 10 3/4% Senior Notes due 2005 in order to improve our liquidity, provide financial stability and permit the strategic repositioning of our business. The exchange offers, if consummated on the terms proposed, would generate net annual cash savings of approximately $28 million in 2002 and similar amounts in 2003 and 2004, provided we are not required to pay contingent interest (which we do not now anticipate being required to pay). If we are unable to reduce our current debt obligations and extend debt maturities, we may be unable to attract the necessary outside debt or equity financing needed to implement our strategic plan. The consummation of the exchange offers is critical to the success of our strategic plan.

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

     Pursue Strategic Acquisitions. In order to strengthen our position as a leading domestic producer of a full range of higher margin tin mill products, we intend to pursue the acquisition of strategic assets, including tin-related assets, from other United States steel producers that are also seeking to reposition their businesses and leverage their core competitive strengths. Under current distressed industry conditions, we believe that we may have opportunities to purchase tin mill assets on acceptable terms in the near term. We will also explore other strategic opportunities to enhance or broaden our product lines and leverage our customer base.

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

     Optimize Utilization of Our Hot Strip Mill. Our hot strip mill is one of the few mills in the United States steel industry which is capable of rolling both carbon and stainless substrate. We have recently taken advantage of this capability by entering into a long-term tolling agreement with J&L Specialty Steel, a domestic stainless steel producer which is owned by a major foreign steel producer, to convert stainless slabs into stainless coils, which accounts for almost 20% of our hot strip mill's overall capacity. This tolling agreement provides higher, more stable profit margins than potential carbon slab conversion opportunities. The facility load from our existing tin and stainless conversion business now accounts for over 50% of the hot strip mill's overall capacity. The balance of the hot strip mill capacity supports our galvanizing operations and our hot and cold rolled commodity sheet production. Under our strategic plan, we anticipate that our hot strip mill will be further utilized through additional stainless conversion and increasing the proportion of our carbon steel rollings used in our downstream finishing operations in the production of tin mill and other higher margin value-added products and other strategic opportunities in order to add new product capabilities and better serve existing customers and attract new customers.

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

     Total revenue from sales of sheet and tin products to customers in the United States was $922.7 million, $1,060.5 million and $1,069.5 million in 2001, 2000 and 1999, respectively. We derive a portion of our tin mill product shipments from exports, primarily to Canada, Mexico and Europe. Revenue from export sales totaled $37.7 million, $57.2 million and $61.0 million in 2001, 2000 and 1999, respectively. This amounts to 8%, 13% and 13% of total tin mill revenue and 4%, 5% and 5% of total revenue in 2001, 2000 and 1999, respectively. We have not exported sheet products during the last three years.

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

EMPLOYEES

     As of December 31, 2001, we had 3,863 active employees, of whom 3,014 were engaged in the manufacture of steel products, 456 in support services, 82 in sales and marketing activities and 311 in management and administration. The Independent Steelworkers Union represents our production and maintenance workers, clerical workers and nurses. In addition, the Independent Guard Union represents our security personnel.

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

     On March 5, 2002, President Bush decided to impose tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief on other products, subject to a review after 18 months by the ITC, which has the authority to continue or terminate the tariffs. All of our flat-rolled product lines, including tin mill, hot rolled, cold rolled and galvanized products should benefit from the imposition of tariffs. In addition, imported steel slabs are subject to an increasing annual quota of at least

5.4 million tons, subject to the imposition of tariffs if the tonnage exceeds the quota limit, excluding steel slabs from Mexico and Canada.

     Since March 5, 2002, nearly 200 exclusions have been granted by the ITC, primarily relating to steel products not produced in the United States. However, a number of countries are now also seeking exclusions for products that are produced domestically, including tin mill and other flat-rolled products. The Bush Administration's decisions on specific exclusion requests will affect the overall coverage and effectiveness of the Section 201 order.

     Although a number of countries have objected to the Bush Administration's decision and have challenged the decision, the Bush Administration has stated publicly that, in its belief, the decision was made in conformity with World Trade Organization guidelines. We cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the steel industry will occur. If such challenges are successful, the scope, duration and effectiveness of the tariffs could be affected in a manner adverse to us.

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

     Historically, the steel industry has been cyclical in nature as a result of markets that it serves. Excess worldwide steel production capacity has further contributed to the destabilization of steel markets, especially during periods of reduced demand. The United States steel industry is affected by changes in economic conditions that are outside of our control, including currency exchange rates, and international, national, regional and local slowdowns in customer markets. For example, a decline for demand for our products or in the general financial condition of the packaging industry or its principal members to which we supply our tin mill products would have a material adverse affect on our business, financial condition, results of operations or prospects. In addition, during periods of economic slowdown such as the one we are currently experiencing, our credit losses increase. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in the economic activity of our customers, while simultaneously resulting in higher interest payments under our senior credit facility. See "Business -- Principal Products and Markets."

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

     - convert or redeem Series C preferred stock for shares of our common stock;

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

     Foreign producers also compete with us, although to a lesser extent than domestic mills. Many foreign producers have lower labor costs and some are subsidized by their governments. Political and social considerations may influence their decisions with regard to production and sales more than prevailing market forces. Many foreign steel producers continue to ship to the United States market despite decreasing profit margins or losses. Other factors that influence the level of foreign competition include the relative strength of the dollar, the level of imports, and the effectiveness of United States trade laws. On October 22, 2001 the ITC found that the domestic steel industry had sustained serious injury because of foreign imports. On December 7, 2001, the ITC recommended tariffs and quotas on sheet products and tin plate. On March 5, 2002, President Bush announced the imposition of tariffs on 12 categories of steel products, including tin mill, hot-rolled, cold-rolled and galvanized products, all of which are produced by us, of up to 30% over a three-year period, subject to a review after 18 months by the ITC, which has the authority to continue or terminate the tariffs.

     Since March 5, 2002, nearly 200 exclusions have been granted by the ITC, primarily relating to steel products not produced in the United States. However, a number of countries are now also seeking exclusions for products that are produced domestically, including tin mill and other flat-rolled products. The Bush Administration's decisions on specific exclusion requests will affect the overall coverage and effectiveness of the Section 201 order.

     Although a number of countries have objected to the Bush Administration's decision and have challenged the decision, the Bush Administration has stated publicly that, in its belief, the decision was made in conformity with World Trade Organization guidelines. However, we cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the United States steel industry will occur. If such challenges are successful, the scope, duration and effectiveness of the tariffs could be affected in a manner adverse to us.

     Moreover, demand may not increase from current depressed levels. Increased production capacity or operating efficiencies of our competitors, or increased foreign and domestic competition, may directly and adversely affect pricing and profit margins and our operating cash flow.

Substantial pension and other postretirement benefit obligations may adversely affect future cash flow.

     We have substantial financial obligations related to our employee postretirement plans for medical and life insurance benefits and pensions. Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" requires that we accrue retiree medical and life insurance benefits during an employee's service rather than defer the recognition of costs until claims are actually paid. In accordance with this accounting standard, we have established a liability for the present value of the estimated future medical and life insurance benefit obligations. As of December 31, 2001, we had balance sheet liabilities for accumulated postretirement health care and life insurance benefit obligations of $364.4 million. The cash payments for actual postretirement health and life insurance claims were $23.2 million in 1999, $26.5 million in 2000 and $29.8 million for 2001, and we anticipate that payments will increase in future years due to an increase in the number of retirees receiving benefits as well as increases in per capita health care costs.

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

     For a discussion of certain indemnification arrangements that we have with National Steel, see Note 7 to the Consolidated Financial Statements included elsewhere herein.

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

     Approximately 40% of the combined voting power of our issued and outstanding shares of common stock and voting convertible preferred stock are held by Weirton's 1984 ESOP and 1989 ESOP. Accordingly, the ESOPs and their participants, consisting of active and retired employees of Weirton, can exercise significant influence over our affairs, including the election of our directors and the approval of actions requiring the approval of our stockholders, including the adoption of amendments to our restated certificate of incorporation, increases in our authorized capital, issuances of voting securities, and approval of mergers or sales of substantially all of our assets. A number of corporate actions require the affirmative vote of holders having at least 80% of the outstanding voting power. The restated certificate of incorporation also limits the ability of any stockholder other than the ESOPs to exercise more than 5% of voting power.

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

     In addition, any authorization of an amendment to our restated certificate of incorporation to permit the issuance of additional shares of common stock that may be necessary in connection with an optional redemption, in whole or in part, of the Series C preferred stock or a conversion of the Series C preferred stock in connection with a "significant transaction" will require stockholder approval.

Our future ability to use our net operating loss carryforwards could be limited as a result of the issuance of Series C preferred stock pursuant to the exchange offer.

     Our ability to use our net operating loss carryforwards may be severely limited if our issuance of Series C preferred stock pursuant to the exchange offer (in conjunction with certain other changes in our stock ownership during the three-year period preceding or following the issuance of the Series C preferred stock) results in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. We believe that issuing the Series C preferred stock should not cause us to undergo an ownership change because the Series C preferred stock's value is expected to be significantly less than 50% of the total value of our outstanding stock. However, the Series C preferred stock issuance will substantially increase our risk of an ownership change upon certain future changes in the ownership of our stock, including if and when we issue additional shares of our stock.

PART II ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IS AMENDED IN ITS ENTIRETY TO READ AS FOLLOWS:

                                    PART II

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

     On March 5, 2002, President Bush decided to impose tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief with respect to other products, subject to a review after 18 months by the ITC, which has the authority to continue or terminate the tariffs. All of our flat-rolled product lines, including tin mill, hot rolled and cold rolled sheet and galvanized products, should benefit from the imposition of tariffs. In addition, imported steel slabs are subject to an increasing annual quota of at least 5.4 million tons, subject to the imposition of tariffs if the tonnage exceeds the quota limit, excluding steel slabs from Mexico and Canada.

     Since March 5, 2002, nearly 200 exclusions have been granted by the ITC, primarily relating to steel products not produced in the United States. However, a number of countries are now also seeking exclusions for products that are produced domestically, including tin mill and other flat-rolled products. The Bush Administration's decisions on specific exclusion requests will affect the overall coverage and effectiveness of the Section 201 order.

     Although a number of countries have objected to the Bush Administration's decision and have challenged the decision, the Bush Administration has stated publicly that, in its belief, the decision was made in conformity with World Trade Organization guidelines. We cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the steel industry will occur. If such challenges are successful, the scope, duration and effectiveness of the tariffs could be affected in a manner adverse to us.

     We believe that the imposition of tariffs will restrict steel imports to the United states during the next three years. Accordingly, over that time, we anticipate that selling prices and shipment volumes will be improved from what we otherwise would have realized without the imposition of tariffs. Our products that should benefit from the imposition of tariffs include tin mill products, hot rolled band, commodity sheet products, and galvanized products. However, due to the large number and variety of forces that impact the markets for our products, we are not able to quantify what the specific impacts of the Section 201 ruling are likely to be, and we cannot assure you that the announced trade remedies will not be successfully challenged or that a restructuring of the United States steel industry will occur.

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

     Our strategic plan has five integral steps and we began to recognize the benefits of the first three steps in the fourth quarter of 2001:

          - reducing our operating costs on an annual basis through the full implementation of a cost savings program which includes a workforce reduction, reductions to our employee benefits costs and other operating cost savings, which became effective in late October 2001 (which has generated approximately $51 million in annual cost savings when fully implemented by the second quarter 2002);

          - improving our liquidity and long-term supplier relationships through financing programs we entered into primarily with our vendors, including over 60 suppliers, in late October 2001 and through ongoing negotiations with other suppliers of services and raw materials (which has generated at least $40 million in additional near term liquidity);

          - increasing our borrowing availability and liquidity through the refinancing of our bank credit and asset securitization facilities, which became effective in late October 2001 (which has resulted in $30 to $35 million in additional availability compared to our prior inventory facility and accounts receivable securitization program);

          - restructuring our long-term debt and lowering our debt service costs through an offer to exchange new 10% senior secured notes due 2003 and Series C preferred stock for our 11 3/8% Senior Notes due 2004 and 10 3/4% Senior Notes due 2005 and an offer by the City of Weirton to exchange new Secured Pollution Control Revenue Refinance Bonds (Weirton Steel Corporation Project) Series 2002 due April 1, 2012 for outstanding series 1989 bonds. If consummated, the exchange offers will increase our liquidity and financial flexibility by up to $28 million in 2002, and similar amounts in 2003 and 2004, provided we are not required to pay contingent interest; and

          - fundamental repositioning of our business to focus on tin mill and other higher margin value-added sheet products and significantly reduce our presence in the commodity flat-rolled product market.

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

     At December 31, 2001, we had an accrued pension liability of $205.3 million and an accrued liability for other post-retirement benefits of $364.6 million. During 2001, we made no pension contribution and we paid $29.8 million for other post-retirement benefits.

     We do not expect to have any near term funding requirements with respect to our pension plans. Under minimum funding rules, no contribution is expected in 2002; however, substantial contributions of an average of at least $50 million per year are likely to be required in each of 2003 through 2007. This amount is subject to significant change depending on, among other things, asset performance. We anticipate that payments for other post-retirement benefits will increase from the $29.8 million we paid in future years due to an increase in the number of retirees receiving benefits as well as increases in per capita health care costs.

     We expect pension contributions and payments for post-retirement benefits will require a substantial amount of liquidity over the next six years. Payments of these legacy costs may significantly affect the liquidity available for other purposes including capital expenditures and other operating, investing and financing activities.

LIQUIDITY OUTLOOK

     The following table sets forth the timing of our liquidity requirements in regard to contractual obligations and commercial commitments:

                                                          LESS THAN                            AFTER
                                                 TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
                                                 ------   ---------   ---------   ---------   -------
                                                                    (IN MILLIONS)
CONTRACTUAL OBLIGATIONS:
Long-Term Debt.................................  $299.5     $ --       $243.2(1)    $ --       $56.3(2)
Capital Lease Obligation(3)....................    11.5       --          1.4        1.7         8.4
Operating Leases...............................    13.5      5.4          6.6        1.5          --
Unconditional Purchase Obligations(4)
Other Long-Term Obligations(5).................    19.7      4.3          7.1        5.4         2.9
                                                 ------     ----       ------       ----       -----
     Total Contractual Cash Obligations........   344.2      9.7        258.3        8.6        67.6
OTHER COMMERCIAL COMMITMENTS:
Lines of Credit................................    92.1       --         92.1         --          --
                                                 ------     ----       ------       ----       -----
     TOTAL(6)..................................  $436.3     $9.7       $350.4       $8.6       $67.6
                                                 ======     ====       ======       ====       =====

---------------

(1) The senior notes due in 2004 and 2005 may become payable following an event of default. Consistent with our announced liquidity improvement measures, while the terms of this exchange offer were being finalized, we did not pay scheduled interest payments on the senior notes on December 1, 2001 and January 1, 2002. Failure to make these payments constituted events of default under the indentures governing the senior notes. As a result, either the trustee for the senior notes or holders of not less than 25% in aggregate principal amount of the senior notes may declare the entire principal of all the senior notes immediately due and payable by notifying the Company in writing. As of the time of this filing, no such notification had been received. At this date, we have received no notice accelerating the senior notes. Under our senior credit facility, the non-payment of interest on the senior notes will not result in an event of default under that facility unless the senior notes are accelerated.

(2) The series 1989 bonds due in 2014 may become payable prior to maturity in the event of a determination of taxability and other specified events, including events of default. We do not intend to make the scheduled May 1, 2002 payment with respect to semi-annual interest on the series 1989 bonds. Failure to make such payment will constitute an event of default under the 1989 loan agreement and the indenture governing the series 1989 bonds. As a result, either the trustee for the series 1989 bonds or the holders of not less than 25% in aggregate principal amount of the series 1989 bonds may declare the entire principal amount of all series 1989 bonds immediately due and payable. Under our senior credit facility, the non-payment of interest on series 1989 bonds will not result in an event of default under that facility unless the series 1989 bonds are accelerated.

(3) The Capital Lease Obligation arises from the sale and leaseback of our steam generating facilities as part of our vendor financing programs. The payments reflect the principal payments on the $11.5 million obligation that had been incurred as of December 31, 2001. We are not required to make payments on the obligation until the first quarter of 2003, at which time quarterly payments will begin. The payments will include both principal and interest. If we had included the interest portions of the payments on the December 31, 2001 balance, the totals would have increased from $1.4 million to $1.5 million in years two and three, from $1.7 million to $1.9 million in years four and five and from $8.4 million to $9.5 million after five years. Furthermore, with proceeds received in the first quarter of 2002 and additional vendor financing proceeds expected thereafter, we anticipate our total obligation under these arrangements to be approximately $30 million. A total initial obligation of $30 million would result in annual combined principal and interest payments of $5.8 million in each of 2003 through 2006 and $6.4 million in each of 2007 through 2012.

(4) We have entered into conditional purchase arrangements for a portion of our coke and pellet requirements and some of our energy requirements. In general, those requirements provide for us to purchase a minimum quantity of material at a variable or negotiated price that approximates the market price for those commodities. Because those purchases are conditioned on future purchase levels and changes in market price, they are not included in the above table.

(5) We are required to reimburse the National Steel Pension Plan for Weirton Employees for benefits paid by that plan to people we induce into retiring before age 62 by offering some form of enhanced benefit. Based on the benefit enhancements granted as of December 31, 2001, we will make the reimbursement payments indicated.

(6) The listed obligations do not include our pension and other retirement obligations which are not fixed and determinable in nature. Under minimum funding rules, no pension contribution is expected in 2002; however, substantial contributions of an average of at least $50 million per year are likely to be required in each of 2003 through 2007. This amount is subject to change depending on, among other things, asset performance. We anticipate that payment for other postretirement benefits will increase in future years from the $29.8 million we paid in 2001 due to an increase in the number of retirees receiving benefits, as well as an increase in the per capital health care costs.

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

     Under the senior credit facility, following the consummation of the exchange offers on the proposed terms and conditions, we will be able to make scheduled semi-annual cash interest payments on the new senior secured notes and in respect of the new secured series 2002 bonds, provided that these cash payments may be reserved for against availability under the facility. The reserve could, if fully implemented, at the discretion of the agent, reduce amounts available to us under the senior credit facility up to a maximum of approximately $8 million in any six month period, assuming valid tenders of all of the aggregate principal amount of the outstanding notes and series 1989 bonds. In the event that less than all of the aggregate principal amount of the outstanding notes and series 1989 bonds are tendered in the exchange offers, we are permitted to make cash interest payments on any remaining outstanding notes and series 1989 bonds of up to $4 million in any year subject to similar reservation against availability under the facility.

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

     If we do not successfully complete the exchange offers, we will not make scheduled cash interest payments for a period of at least one year on any outstanding notes and series 1989 bonds under our voluntary financing restructuring plan as presented to our senior bank lenders and as reflected in our senior credit facility. Thereafter, any interest payments will be made to the extent funds are available and provided that these payments are included in the reserve under our senior credit facility as described above. Failure to pay interest on the outstanding notes and series 1989 bonds would result in an event of default and may cause an acceleration of the outstanding notes and series 1989 bonds, unless the payment defaults were cured. In addition, depending on the principal amount involved, an acceleration event that results in an event of default under our outstanding notes and series 1989 bonds could constitute an event of default under our senior credit facility. In such circumstances, unless the event of default was waived, we may have to seek bankruptcy protection or commence liquidation proceedings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Item 8. Financial Statements and Supplementary Data is amended in its entirety to read as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................    33
Consolidated Statements of Income (Loss) for the Years Ended
  December 31, 2001, 2000 and 1999..........................    34
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    35
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................    36
Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 2001, 2000 and 1999......    38
Notes to Consolidated Financial Statements..................    40

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

                           WEIRTON STEEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                          ASSETS:
CURRENT ASSETS:
  Cash and equivalents, including restricted cash of $778
    and $775, respectively..................................  $    5,671   $   32,027
  Receivables, less allowances of $7,487 and $9,008,
    respectively............................................     103,046       74,987
  Inventories...............................................     136,850      202,377
  Deferred income taxes.....................................          --       39,654
  Other current assets......................................       5,980       11,342
                                                              ----------   ----------
       TOTAL CURRENT ASSETS.................................     251,547      360,387
Property, plant and equipment, net..........................     432,880      487,664
Investment in unconsolidated subsidiaries...................       1,578       19,375
Deferred income taxes.......................................          --      114,111
Intangible pension asset....................................      19,689           --
Other assets and deferred charges...........................      14,841        8,834
                                                              ----------   ----------
       TOTAL ASSETS.........................................  $  720,535   $  990,371
                                                              ==========   ==========
                        LIABILITIES:
CURRENT LIABILITIES:
  Senior credit facility....................................  $   92,082   $       --
  Senior notes payable......................................     243,271           --
  Accounts payable..........................................      71,197       76,415
  Accrued employee benefits.................................      76,029       68,751
  Accrued taxes other than income...........................      15,008       12,886
  Other current liabilities.................................      15,916        9,122
                                                              ----------   ----------
       TOTAL CURRENT LIABILITIES............................     513,503      167,174
Notes payable...............................................      67,806      299,253
Accrued pension obligation..................................     205,282       79,994
Postretirement benefits other than pensions.................     336,375      319,320
Other long term liabilities.................................      46,812       40,619
                                                              ----------   ----------
       TOTAL LIABILITIES....................................   1,169,778      906,360
REDEEMABLE STOCK:
  Preferred stock, Series A, $0.10 par value; 1,548,794 and
    1,572,725 shares authorized and issued; 1,511,168 and
    1,553,943 subject to put................................      21,108       21,728
  Less: Preferred treasury stock, Series A, at cost, 52,640
    and 42,797 shares.......................................        (760)        (617)
                                                              ----------   ----------
       TOTAL REDEEMABLE STOCK...............................      20,348       21,111
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, Series A, $0.10 par value; 37,626 and
    18,782 shares not subject to put........................         546          273
  Common stock, $0.01 par value; 50,000,000 shares
    authorized; 43,812,763 and 43,788,832 shares issued.....         438          438
  Additional paid-in capital................................     459,871      460,521
  Common stock issuable, 432,184 and 279,792 shares.........         163          279
  Retained earnings (deficit)...............................    (916,623)    (383,310)
  Less: Common treasury stock, at cost, 2,310,739 and
    2,498,198 shares........................................     (13,986)     (15,301)
                                                              ----------   ----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT).................    (469,591)      62,900
                                                              ----------   ----------
TOTAL LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
  (DEFICIT).................................................  $  720,535   $  990,371
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

  Current Conditions and Management's Plan

     The Company incurred a net loss for the year ended December 31, 2001 of $533.3 million and had a total stockholders' deficit of $470 million as of that date. Recessionary conditions continue to prevail in the U.S. domestic steel industry, materially and adversely affecting the Company and its competitors. There have been favorable signs of improvement in these market conditions in early 2002. Management's 2002 operating plan is based on further improvements in market conditions within the U.S. domestic steel industry.

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

     Prior to the commencement of the exchange offer, the Company entered into forbearance and lock-up agreements with holders of a majority of the outstanding senior notes.

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

     - restructuring long-term debt and lowering our debt service costs through the exchange offers in order to increase liquidity and financial flexibility, as well as to provide greater overall financial stability and to permit the fundamental repositioning of the Company's business through strategic acquisition and target investments; and

     - fundamental repositioning of the Company's business to focus on tin mill and other higher margin sheet products and significantly reduce the Company's presence in the commodity flat-rolled product market through strategic acquisition and targeted investments and further improvements to the Company's operating cost structure by increasing the use of its hot strip mill capacity dedicated to tolling or converting stainless steel slabs and increasing the proportion of its coils used in its downstream finishing operations in the production of tin mill and other higher margin value-added products.

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
                                                       =========     ========

     The current portion of debt consists of the 11 3/8% Senior Notes due July 1, 2004, the 10 3/4% Senior Notes due June 1, 2005 and a portion of the debt discount. They are classified as current due to an event of default as described below under "Senior Notes". The long term portion of the debt consists of $56.3 million of 8 5/8% Pollution Control Bonds due November 1, 2014 and $11.5 million of vendor financing obligations for which quarterly installment payments will begin in the first quarter of 2003.

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

  Vendor Financing Programs

     The Company has also obtained assistance from its key vendors and others through its vendor financing programs to improve its near term liquidity. Under the vendor financing programs, the Company has negotiated arrangements with over 60 vendors, utilities and local entities in the form of purchase credits or other concessions and improvements in terms to achieve one-time cash benefits of at least $40 million in the aggregate. The vendor financing programs have been structured principally as a sale and leaseback transaction of the Company's Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors, and the transfer of a major operating lease to a public entity (eliminating the Company's need to secure its obligations under the lease with a letter of credit). In addition, the Company expects to enter into a sale and leaseback of the general office building and research and development building. To facilitate the sale-leaseback of the steam generating property, the assets were transferred to FW Holdings, Inc., a wholly owned subsidiary of the Company. Because the steam generating property is integral to the Company's operation, the transaction is accounted for as a financing. The Company records a long-term lease obligation in the amount of proceeds as they are received. The obligations bear an implicit interest rate of 12% through 2007 and 16% from 2008 to 2012. The Company will begin making installment payments in the first quarter of 2003. The amount of payments will be dependent on the total proceeds. The Company expects to make quarterly payments of $1.5 million based on $30.0 million in proceeds. The Company will have the option to terminate the lease and repurchase the assets in 2007 at the unamortized lease balance.

     As of December 31, 2001, the Company had received $11.5 million in proceeds under the sale-leaseback transaction involving its steam generation assets. In the first quarter of 2002, the Company received an additional $13.6 million under the sale-leaseback and other financing arrangements. The Company expects to receive an additional $3 to $5 million in additional proceeds from these financing arrangements after the first quarter of 2002.

     In addition to the proceeds from sale-leaseback and other financing arrangements, the vendor financing programs include rebate and other programs, the proceeds from which will not bear interest or require repayment. As part of one of these programs, in February 2002, the West Virginia Economic Development Authority and one of the Company's vendors reached an agreement assigning the rights of an operating lease from the vendor to the WVEDA. As part of this arrangement, the WVEDA has agreed to remove the requirement to have future lease payments supported by a letter of credit and, consequently, removal of the letter of credit requirement will result in additional availability under the Company's senior credit facility of $8.4 million.

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

     Rental expense under operating leases was $5.3 million, $9.0 million and $7.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The minimum future lease payments under noncancelable operating leases are $5.4 million, $4.0 million, $2.6 million, $1.1 million and $0.4 million for the years ending 2002 through 2006, respectively.

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

     The funded status and amounts recognized in the Company's consolidated financial statements related to employee retirement benefits are set forth in the following table (in thousands):

                                                  PENSION BENEFITS               OTHER BENEFITS
                                             ---------------------------   ---------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
Change in benefit obligation:
  Benefit obligation at beginning of
     year..................................   $ 753,986       $699,119       $321,440       $308,801
  Service cost.............................      14,962         13,532          4,501          4,771
  Interest cost............................      55,659         53,899         23,416         23,874
  Curtailment loss.........................      41,677             --         30,749             --
  Actuarial loss...........................      45,790         39,397         34,748         10,466
  Special termination benefits.............      47,406             --          4,046             --
  Benefits paid............................     (55,001)       (51,961)       (29,824)       (26,472)
                                              ---------       --------       --------       --------
  Benefit obligation at end of year........   $ 904,479       $753,986       $389,076       $321,440
                                              =========       ========       ========       ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year..................................   $ 727,157       $787,114       $     --       $     --
  Actual return on plan assets.............     (38,967)        (7,996)            --             --
  Employer contributions...................          --             --         29,824         26,472
  Benefits paid............................     (55,001)       (51,961)       (29,824)       (26,472)
                                              ---------       --------       --------       --------
  Fair value of plan assets at end of
     year..................................   $ 633,189       $727,157       $     --       $     --
                                              =========       ========       ========       ========
Reconciliation of funded status:
  Accumulated benefit obligation...........   $ 838,471       $678,064
  Effect of projected compensation
     increases.............................      66,008         75,922
                                              ---------       --------
  Actuarial present value of projected
     benefit obligation....................     904,479        753,986       $389,076       $321,440
  Plan assets at fair value................     633,189        727,157             --             --
                                              ---------       --------       --------       --------
  Projected benefit obligation greater than
     plan assets...........................     271,290         26,829        389,076        321,440
  Items not yet recognized:
     Prior service cost....................     (47,221)       (61,688)        18,742         31,575
     Actuarial gains (losses)..............     (30,580)       131,035        (43,441)        (8,693)
     Remaining net obligation at
       transition..........................      (7,896)       (16,182)            --             --
                                              ---------       --------       --------       --------
  Accrued benefit obligation...............   $ 185,593       $ 79,994       $364,377       $344,322
                                              =========       ========       ========       ========
Amounts recognized in the consolidated
  balance sheets:
  Accrued benefit liability................   $ 205,282       $ 79,994       $364,377       $344,322
  Intangible assets........................     (19,689)            --             --             --
                                              ---------       --------       --------       --------
  Net amount recognized....................   $ 185,593       $ 79,994       $364,377       $344,322
                                              =========       ========       ========       ========

                                               PENSION BENEFITS                              OTHER BENEFITS
                                  ------------------------------------------   ------------------------------------------
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      2001           2000           1999           2001           2000           1999
                                  ------------   ------------   ------------   ------------   ------------   ------------
Components of net periodic
  benefit cost:
  Service cost..................    $ 14,962       $ 13,532       $ 15,894       $  4,501       $  4,771       $  5,696
  Interest cost.................      55,659         53,899         49,926         23,416         23,874         21,245
  Expected return on plan
    assets......................     (73,598)       (79,982)       (69,810)            --             --             --
  Amortization of transition
    amount......................       7,390          7,390          7,390             --             --             --
  Amortization of prior service
    cost........................       9,109          9,089          9,089        (10,517)       (10,517)       (10,517)
  Recognized net actuarial
    gain........................      (3,260)       (15,229)        (3,102)            --             --             --
                                    --------       --------       --------       --------       --------       --------
  Net periodic benefit cost.....      10,262        (11,301)         9,387         17,400         18,128         16,424
  Cost of curtailment...........      47,931             --             --         28,433             --             --
  Cost of special termination
    benefits....................      47,406             --             --          4,046             --             --
                                    --------       --------       --------       --------       --------       --------
  Total benefit cost............    $105,599       $(11,301)      $  9,387       $ 49,879       $ 18,128       $ 16,424
                                    ========       ========       ========       ========       ========       ========
Rate assumptions:
  Discount rate(1)..............        7.00%          7.50%          8.00%          7.00%          7.50%          8.00%
  Expected return on plan
    assets(2)...................       10.50%         10.50%         10.50%            --             --             --
  Assumed increase in
    compensation levels(1)......      1% for             3%         2% for         1% for             3%         2% for
                                      1 year                        1 year         1 year                        1 year
                                      0% for                        and 3%         0% for                        and 3%
                                     3 years                    thereafter        3 years                    thereafter
                                      and 4%                                       and 4%
                                  thereafter                                   thereafter

---------------

 (1) Weighted-average rates as of December 31.

 (2) Weighted-average rates used in determining net periodic benefit cost. The weighted-average rate for 2002 is 9.0%.

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

     As a condition of the purchase of the Company's assets from National Steel, National Steel agreed to retain liability for pension service and the cost of life and health insurance for employees of the Company's predecessor business who retired through May 1, 1983. National Steel also retained the liability for pension service through May 1, 1983 for employees of the predecessor business who subsequently became active employees of the Company. National Steel established and funded its own defined benefit plan under which pension benefits are calculated by crediting employees' service time with National Steel (together with subsequent Weirton service for benefit eligibility). Pension benefits payable to Company retirees with National Steel service time are calculated under the Company's retirement plan. The benefit paid (and required to be paid) through the Company's plan is reduced by the amount of any benefits paid or payable by the National Steel Plan for Weirton employees.

     The Company's only obligation for pension service time prior to May 1, 1983 arises when the Company decides to induce an employee to retire prior to attaining age 62 by offering some form of benefit enhancement. By agreement, the Company is obligated to reimburse the National Steel Plan on a monthly basis for all benefits paid by the National Steel Plan from the time payments from the National Steel Plan commence to the time the pensioner reaches 62 years of age. The obligation to reimburse the National Steel Plan is recorded at the time the enhanced benefit is granted. At December 31, 2001, the Company had accrued a total $19.7 million of which $6.0 million was classified as current benefits payable and the remainder was classified as an other long-term liability.

     In March 2002, National Steel filed for protection under federal bankruptcy law. Because amounts owed under the Company's retirement plan are reduced by amounts paid or payable from the National Steel Plan and because the amount the Company is required to reimburse the National Steel Plan for induced early retirements are based on the Company's actions rather than action taken by National Steel, no change in our accrued pension cost or our obligation to reimburse National Steel Plan is expected from National Steel's bankruptcy filing.

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

     The following table summarizes the impacts of the 2001 restructuring charges by the affected balance sheet liabilities:

                                         BEGINNING     NEW        CASH        OTHER        ENDING
(DOLLARS IN THOUSANDS)                    BALANCE    CHARGES    PAYMENTS   ADJUSTMENTS     BALANCE
----------------------                   ---------   --------   --------   -----------     -------
Current liabilities(1).................  $     --    $  5,184   $(1,117)    $      --      $ 4,067
Accrued Pension Obligation
  Cost of curtailment..................        --      47,931        --       (47,931)(3)       --
  Cost of special termination
     benefits..........................        --      47,406        --       (47,406)(3)       --
                                         --------    --------   -------     ---------      -------
Total accrued pension obligation.......        --      95,337        --       (95,337)          --
Postretirement benefits other than
  pensions
  Cost of curtailment..................        --      28,433        --       (28,433)(3)       --
  Cost of special termination
     benefits..........................        --       4,046        --        (4,046)(3)       --
                                         --------    --------   -------     ---------      -------
                                               --      32,479        --       (32,479)          --
Other liabilities(2)...................        --       8,326       (58)           --        8,268
                                         --------    --------   -------     ---------      -------
TOTAL..................................  $     --    $141,326   $(1,175)    $(127,816)     $12,335
                                         ========    ========   =======     =========      =======

---------------

(1) The amounts accrued in current liabilities consist of charges for salary continuance and other termination benefits for the affected employees as well as legal, actuarial and other services provided in connection with the headcount reduction programs.

(2) The Other liabilities consist of the Company's liability to reimburse the National Steel Pension Plan for Weirton Employees.

(3) The cost of curtailment and special termination benefits were actuarially determined in accordance with SFAS 87, SFAS 88 and SFAS 106 and the liabilities related to the restructuring charges are incorporated into the Company's accrued pension and other postretirement benefits costs at December 31, 2001. Future liabilities will be actuarially determined in accordance with those standards. See Note 7.

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

  Board of Directors' Deferred Compensation Plan

     During 1991, the Company adopted a deferred compensation plan (the "Directors' Deferred Compensation Plan") to permit nonemployee members of the board of directors to receive shares of common stock in lieu of cash payments for total compensation or a portion thereof for services provided in their capacity as a member of the board of directors. The Company reserved 445,000 shares for issuance under the Directors' Deferred Compensation Plan. During 2000, the Directors' Deferred Compensation Plan was modified to allow directors to either defer shares issuable to a non-qualified trust maintained by an institutional trustee until such time as the shares are distributed to the directors or to defer share equivalents to a separate account maintained by the Company. The cost of the shares held in the trust are accounted for as a reduction to equity. The liability to compensate the directors is retained until such time as the shares are issued from the trust. The Directors' Deferred Compensation Plan provides for the stock portion of the directors' compensation to be valued at 90% of the lesser of the stock's average trading price at the beginning or the end of each year. As of December 31, 2001, $0.2 million was issuable to the directors who elected to defer compensation to the trust for 2001, and a total of 336,399 shares with a cost of $0.6 million was held by the trust for future distribution. As of December 31, 2001, 92,208 shares valued at $0.1 million were issuable and deferred by directors choosing to have shares issued to the Company maintained trust.

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

                       SELECTED QUARTERLY FINANCIAL DATA

                              QUARTERLY PERIODS IN 2001               QUARTERLY PERIODS IN 2000
(DOLLARS IN MILLIONS,    ------------------------------------    ------------------------------------
EXCEPT PER SHARE DATA)    4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
----------------------   ------    ------    ------    ------    ------    ------    ------    ------
Net sales(3)...........  $  226    $  242    $  240    $  252    $  210    $  273    $  305    $  330
Gross profit...........     (15)      (26)      (29)      (11)      (25)       14        38        37
Operating income
 (loss)................    (169)(5)    (51)     (54)      (48)(6)    (50)     (14)       12        12
Net income (loss)......    (180)      (60)     (218)(4)    (75)     (60)      (26)      0.5       0.7
Basic earnings per
 share.................  $(4.34)   $(1.45)   $(5.24)   $(1.81)   $(1.46)   $(0.63)   $ 0.01    $ 0.02
Diluted earnings per
 share.................  $(4.34)   $(1.45)   $(5.24)   $(1.81)   $(1.46)   $(0.63)   $ 0.01    $ 0.02

                              QUARTERLY PERIODS IN 1999
(DOLLARS IN MILLIONS,    ------------------------------------
EXCEPT PER SHARE DATA)    4TH       3RD       2ND       1ST
----------------------   ------    ------    ------    ------
Net sales(3)...........  $  290    $  290    $  276    $  274
Gross profit...........       9        17        25         3
Operating income
 (loss)................     (62)(1)     (6)     0.1       (22)
Net income (loss)......      82 (2)    (14)      (9)      (28)
Basic earnings per
 share.................  $ 1.96    $(0.33)   $(0.22)   $(0.67)
Diluted earnings per
 share.................  $ 1.88    $(0.33)   $(0.22)   $(0.67)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May 2002.

                                          WEIRTON STEEL CORPORATION

                                          By:        /s/ MARK E. KAPLAN
                                            ------------------------------------
                                                       Mark E. Kaplan
                                            Senior Vice President of Finance and
                                              Administration

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  23.1   Consent of Arthur Andersen LLP, independent public
         accountants (filed herewith).