Form 10-Q
period 2002-03-31
WEIRTON STEEL CORP
filed 2002-05-15
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                          to                     .
     --------------------    --------------------

                         COMMISSION FILE NUMBER 1-10244

                           WEIRTON STEEL CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                       06-1075442
       (State or other jurisdiction of                          (IRS employer
       incorporation or organization)                         identification #)

           400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA 26062-4989
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (304)797-2000
              Registrant's telephone number, including area code:

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 30, 2002 was 41,842,229.

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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
NET SALES...................................................  $236,050   $252,150
OPERATING COSTS:
  Cost of sales.............................................   250,328    263,450
  Selling, general and administrative expenses..............     6,226      8,330
  Depreciation..............................................    15,912     16,311
  Restructuring charge......................................        --     12,338
                                                              --------   --------
       Total operating costs................................   272,466    300,429
                                                              --------   --------
LOSS FROM OPERATIONS........................................   (36,416)   (48,279)
  Income (loss) from unconsolidated subsidiaries............       170    (18,074)
  Interest expense..........................................   (11,302)    (9,349)
  Other income, net.........................................     2,912        408
                                                              --------   --------
LOSS BEFORE INCOME TAXES....................................   (44,636)   (75,294)
  Income tax provision......................................        --         --
                                                              --------   --------
NET LOSS....................................................  $(44,636)  $(75,294)
                                                              ========   ========
PER SHARE DATA:
Weighted average number of common shares (in thousands):
  Basic.....................................................    41,934     41,570
  Diluted...................................................    41,934     41,570
NET LOSS PER SHARE:
     Basic..................................................  $  (1.06)  $  (1.81)
     Diluted................................................  $  (1.06)  $  (1.81)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $197
     and $778, respectively.................................  $   16,115    $    5,671
  Receivables, less allowances of $4,446 and $7,487,
     respectively...........................................     101,631       103,046
  Inventories...............................................     128,399       136,850
  Other current assets......................................       2,222         5,980
                                                              ----------    ----------
       Total current assets.................................     248,367       251,547
Property, plant and equipment, net..........................     418,589       432,880
Intangible pension asset....................................      19,689        19,689
Other assets and deferred charges...........................      16,766        16,419
                                                              ----------    ----------
       Total Assets.........................................  $  703,411    $  720,535
                                                              ==========    ==========
LIABILITIES:
Current liabilities:
  Senior credit facility....................................  $  102,215    $   92,082
  Notes payable.............................................     299,620       243,271
  Accounts payable..........................................      68,169        71,197
  Accrued employee benefits.................................      72,312        76,029
  Accrued taxes other than income...........................      14,985        15,008
  Other current liabilities.................................      24,071        15,916
                                                              ----------    ----------
       Total current liabilities............................     581,372       513,503
Notes payable...............................................      25,785        67,806
Accrued pension obligation..................................     214,032       205,282
Postretirement benefits other than pensions.................     330,276       336,375
Other long term liabilities.................................      45,789        46,812
                                                              ----------    ----------
       Total Liabilities....................................   1,197,254     1,169,778
Redeemable Stock, Net.......................................      20,337        20,348
STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,813,183 and 43,812,763 shares issued, respectively.....         438           438
Additional paid-in-capital..................................     457,396       459,871
Retained earnings (deficit).................................    (961,259)     (916,623)
Other stockholders' equity..................................     (10,755)      (13,277)
                                                              ----------    ----------
       Total Stockholders' Deficit..........................    (514,180)     (469,591)
                                                              ----------    ----------
       Total Liabilities, Redeemable Stock, Net, and
        Stockholders' Deficit...............................  $  703,411    $  720,535
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(44,636)  $(75,294)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................    15,912     16,311
     (Income) loss from unconsolidated subsidiaries.........      (170)    18,074
     Restructuring charge...................................        --     12,338
     Amortization of deferred financing costs...............       962        426
     Cash provided (used) by working capital items:
       Receivables..........................................     1,415    (29,032)
       Inventories..........................................     8,451     41,222
       Other current assets.................................     3,755      7,728
       Accounts payable.....................................    (3,028)     3,522
       Other current liabilities............................       415     (7,153)
     Accrued pension obligation.............................     8,750     (1,235)
     Other postretirement benefits..........................    (2,099)    (2,563)
     Other..................................................    (1,858)       777
                                                              --------   --------
NET CASH USED BY OPERATING ACTIVITIES.......................   (12,131)   (14,879)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................    (1,813)    (5,277)
  Loans and advances to unconsolidated subsidiaries.........        --       (793)
                                                              --------   --------
NET CASH USED BY INVESTING ACTIVITIES.......................    (1,813)    (6,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt........................    24,388     50,000
                                                              --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    24,388     50,000
                                                              --------   --------
NET CHANGE IN CASH AND EQUIVALENTS..........................    10,444     29,051
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................     5,671     32,027
                                                              --------   --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 16,115   $ 61,078
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  3,261   $  7,714
  Income taxes refunded, net................................        --     (6,844)

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, OR IN MILLIONS OF DOLLARS
                                WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. The Consolidated Condensed Balance Sheet as of December 31, 2001 has been derived from the audited balance sheet included in the Company's 2001 Annual Report on Form 10-K. Unless context otherwise requires, the terms "Weirton," "the Company," "we," "us" and "our" refer to Weirton Steel Corporation and its consolidated subsidiaries. Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

     Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 2001 Annual Report on Form 10-K.

     At March 31, 2002, the Company's liquidity from cash and availability under its senior credit facility was $42.6 million. As a result of continued adverse market conditions, the Company's liquidity has declined substantially during the past two years. The Company's future liquidity will be dependent on operating performance, which is closely related to conditions in the domestic steel industry, and the full implementation of the Company's announced strategic plan to reduce costs and improve liquidity. That plan includes the Company's offer to exchange its outstanding senior notes for new senior secured notes and Series C preferred stock and, at the Company's request, an offer by the City of Weirton to exchange its outstanding series 1989 pollution control bonds for new series 2002 secured pollution control bonds. Those offers commenced in the second quarter of 2002 and are currently ongoing. Completion of the exchange offers on acceptable terms is the critical next step in the Company's strategic plan. See
Note 3 "Liquidity and Financing Arrangements."

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Raw materials...............................................  $ 41,104      $ 38,732
Work-in-process.............................................    23,206        29,275
Finished goods..............................................    64,089        68,843
                                                              --------      --------
                                                              $128,399      $136,850
                                                              ========      ========

NOTE 3

LIQUIDITY AND FINANCING ARRANGEMENTS

  The Exchange Offers

     In the second quarter of 2002, as part of its announced strategic plan, the Company commenced an offer to exchange its outstanding 11 3/8% senior notes due 2004 and its outstanding 10 3/4% senior notes due 2005 for new senior secured discount notes and new Series C preferred stock. At the Company's request, the City of Weirton also commenced an offer to exchange its series 1989 8 5/8% pollution control bonds due 2014 for new secured series 2002 pollution control bonds. If 100% of the outstanding senior notes and series 1989 bonds are tendered for exchange, the Company's liquidity will be enhanced through a reduction in debt service cost of up to approximately $28 million per year for the next three years.

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

  Senior Notes

     During negotiations to exchange the senior notes, we did not make scheduled interest payments of $6.5 million on the 10 3/4% Senior Notes due 2005 which were due December 1, 2001 or of $7.0 million on our 11 3/8% Senior Notes due 2004 which were due on January 1, 2002. Our failure to pay interest has resulted in an event of default under the indentures governing the senior notes. As a result of this event of default, either the trustee for the senior notes or holders of at least 25% in aggregate principal amount of the senior notes may declare the entire principal of all the notes immediately due and payable by notifying the Company in writing. We have obtained the agreement of members of the informal committee representing the holders of a majority of the outstanding principal amount of the senior notes to forbear exercising these remedies during the course of the exchange offer, but that committee does not include all of the holders of our senior notes. As of the date of this filing, our obligations with respect to the senior notes have not been accelerated.

     The City of Weirton is offering to exchange the outstanding series 1989 bonds for new secured series 2002 bonds. The Company did not make a scheduled interest payment on the series 1989 bonds on May 1, 2002. Failure to make such payment constituted an event of default under the loan agreement and the indenture governing the series 1989 bonds. As a result, either the trustee for the series 1989 bonds or the holders of not less than 25% in aggregate principal amount of the series 1989 bonds may declare the entire principal amount of all series 1989 bonds immediately due and payable. As of the date of this filing, our obligations with respect to the series 1989 bonds have not been accelerated.

     Though the trustees and holders of the senior notes and series 1989 bonds have not notified the Company of their intent to make those amounts immediately due and payable, the defaults incurred under the indentures governing those notes and bonds provide them the right to do so. Accordingly, the balance of those notes and bonds, $299.6 million, is classified as a current liability.

  Senior Credit Facility

     We entered into the new senior credit facility on October 26, 2001 with Fleet Capital Corporation, as agent for itself and other lenders, Foothill Capital Corporation, as syndication agent, The CIT Group/Business Credit, Inc. and GMAC Business Credit LLC, which serve as co-documentation agents for the facility, and Transamerica Business Capital Corporation. The proceeds from the facility were used to refinance our prior inventory facility and accounts receivable securitization program. Through this new asset based facility, we are able to more efficiently borrow against our accounts receivable and inventory than we were under the previous facilities. At March 31, 2002, we had borrowed $102.2 million under the senior credit facility and we had utilized an additional $0.8 million under the letter of credit subfacility. Taking into account outstanding letters of credit, we had $26.5 million available for additional borrowing under the facility at March 31, 2002.

  Vendor Financing Programs

     Under the vendor financing programs, we have negotiated arrangements with over 60 vendors in the form of purchase credits, improved pricing or other concessions to achieve one-time cash benefits of over $40 million in the aggregate. Principal among the financing transactions is the sale and leaseback transaction of our Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors and the proposed sale and leaseback of our general office building and research and development building. The sale and leaseback transaction of our Foster-Wheeler Steam Generating Plant has been accounted for as a financing or borrowing transaction. As of March 31, 2002 we had received approximately $25.8 million related to the sale and leaseback of the Foster-Wheeler Steam Generating Plant and related financing programs. The Company is not required to make payments of this sale-leaseback obligation until the first quarter of 2003. At that time, the Company will begin making quarterly installment payments of $1.2 million on the $25.8 million in proceeds it has received. Those payments, which represent an implicit interest rate of 12%, will continue through 2007. Thereafter, the Company has the option to repurchase the assets based on the amortized balance of the obligation or extend the term of the lease through 2012. If the Company chooses to extend the lease term, the implicit interest rate will increase to 16% and the quarterly payments will increase to $1.4 million. The Company is expecting to receive additional proceeds from vendor financing arrangements under similar sale and leaseback terms. Additional proceeds would increase the required quarterly installment payments.

     In February 2002, the West Virginia Economic Development Authority and one of our vendors reached an agreement assigning the rights of an operating lease from the vendor to the WVEDA. As part of this arrangement, the WVEDA has agreed to remove the requirement to have future lease payments supported by a letter of credit and, consequently, removal of the letter of credit requirement resulted in net additional availability under our senior credit facility of $8.4 million.

  Receivables Participation Agreements

     Prior to the consummation of the senior credit facility, the Company, through its wholly-owned subsidiary, Weirton Receivables Inc. ("WRI"), was party to two receivables facilities with a group of three banks (the "WRI Amended Receivables Facilities"). The WRI Amended Receivables Facilities provided for a total commitment by the banks of up to $80.0 million, including a letter of credit subfacility of up to $25.0 million. The Company sold substantially all of its accounts receivable as they were generated to WRI. Upon the consummation of the senior credit facility, the WRI Amended Receivables Facilities were closed and accounts receivable totaling $25.0 million were repurchased and refinanced under the senior credit facility.

  Inventory Facility

     In November of 1999, the Company and a bank agreed to a working capital facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility"). Upon the consummation of the senior credit facility, the Inventory Facility was closed and the amounts outstanding were refinanced through the new senior credit facility.

NOTE 4

EARNINGS PER SHARE

     For the three months ended March 31, 2002 and 2001, basic and diluted earnings per share were the same; however, securities totaling 1,495,679 and 1,529,928, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

     For the three months ended March 31, 2002 and 2001, there were an additional 1,798,000 and 3,522,668 options, respectively, outstanding for which the exercise price was greater than the average market price.

NOTE 5

SUBSIDIARIES & JOINT VENTURES

  FW Holdings

     In 2001 the Company formed FW Holdings, Inc. in connection with the sale and leaseback of its Foster-Wheeler Steam Generating Plant.

  GalvPro

     The Company incurred equity losses, including a charge to write its investment in GalvPro to zero, of $12.2 million during the first quarter of 2001.

     In August 2001, GalvPro LP ("GalvPro") filed for Chapter 11 bankruptcy. The Company has no direct liability resulting from GalvPro's filing.

  MetalSite

     The Company incurred equity losses, including a charge to write its investment in MetalSite to zero, of $5.8 million during the first quarter of 2001.

NOTE 6

RESTRUCTURING CHARGES

     As part of the Company's five part strategic restructuring plan, the Company announced an operating cost reduction program in 2001. In conjunction with that program, the Company's management and the ISU negotiated new labor agreements that became effective in late October 2001. The agreement for production and maintenance employees provided for the permanent elimination of a minimum of 372 jobs. The office, clerical and technical agreement provides for the right to eliminate a minimum of 78 jobs. The Company also streamlined its management structure by eliminating non-core and redundant activities resulting in a reduction of 100 management positions.

     These workforce reductions were a key component to the operating cost savings program. Having identified the specific positions and job classes that were subject to the reduction and having notified all employees that were potentially subject to reduction, the Company recorded a restructuring charge of $129.0 million in the fourth quarter of 2001. The fourth quarter restructuring charge consisted of a $90.0 million increase in our accrued pension cost and a $28.6 million increase in our liability for other postretirement benefits. Also as part of the 2001 fourth quarter restructuring charge, the Company recorded a $7.7 million liability for additional pension benefits related to the induced early retirement of the Company's employees. As part of the agreement under which the Company acquired its assets from National Steel Corporation in 1984, National Steel agreed to assume the responsibility for benefits related to employees' service prior to acquisition of the facilities by the Company. However, under the same agreement, the Company is required to partially reimburse National Steel if employees are induced into retiring early. The remaining $2.7 million of the 2001 fourth quarter restructuring charge was related to other separation and severance benefits provided to the affected employees.

     In March 2001, prior to the initiation of the Company's strategic restructuring plan, the Company established and implemented the 2001 Workforce Downsizing Program. The program reduced non-represented staff employees by approximately 10%. As a result, the Company recorded a 2001 first quarter restructuring charge of $12.3 million consisting of an increase in accrued pension cost of $5.4 million and an increase in our liability for other postretirement benefits of $3.9 million. The remaining $3.0 million consisted of a $0.6 million liability to reimburse the National Steel Pension Plan for Weirton Employees and $2.4 million of other separation and severance benefits provided to the affected employees.

     The following table represents the impact that the 2001 restructuring charges had on the results and balances as of and for the three months ended March 31, 2002:

                                            12/31/01     NEW       CASH        OTHER        3/31/02
(DOLLARS IN THOUSANDS)                      BALANCE    CHARGES   PAYMENTS   ADJUSTMENTS     BALANCE
----------------------                      --------   -------   --------   -----------     -------
Current liabilities (1)...................  $ 4,067     $ --      $(583)       $ --         $ 3,484
Other liabilities (2).....................    8,268       --       (227)         --           8,041
                                            -------     ----      -----        ----         -------
TOTAL (3).................................  $12,335     $ --      $(810)       $ --         $11,525
                                            =======     ====      =====        ====         =======

---------------

(1) The amounts accrued in current liabilities consist of charges for salary continuance and other termination benefits for the affected employees, as well as legal, actuarial and other services provided in connection with the headcount reduction programs.

(2) Other liabilities consist of the Company's liability to reimburse National Steel for benefits paid by the National Steel Plan for Weirton Employees.

(3) The 2001 restructuring charge also included the cost of curtailment and special termination benefits which were actuarially determined in accordance with SFAS 87, SFAS 88 and SFAS 106, and the liabilities related to the restructuring charges are incorporated into the Company's accrued pension and other postretirement benefits costs at December 31, 2001 and March 31, 2002. Liabilities are actuarially determined in accordance with those standards.

NOTE 7

DEFERRED TAX ASSETS

     FASB Statement No. 109, "Accounting for Income Taxes," requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." In the absence of specific favorable factors, application of FASB Statement No. 109, issued in 1992, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, the Company has provided a 100% valuation allowance for its deferred tax assets during the quarter ended June 30, 2001, increasing the non-cash provision for income taxes and net loss for that quarter by $153.8 million, or $3.70 per diluted share. The Company will continue to provide a 100% valuation allowance for the deferred income tax assets until it returns to an appropriate level of cumulative financial accounting income.

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

     As of March 31, 2002, the Company had an accrued liability of $9.0 million for known and identifiable environmental related costs to comply with negotiated and mandated settlements of various actions brought by the United States Environmental Protection Agency (the "EPA") and the West Virginia Department of Environmental Protection. The EPA is also requiring the Company to conduct investigative activities to determine the nature and extent of hazardous substances which may be located on the Company's properties and to evaluate and propose corrective measures needed to abate any unacceptable risks. Because the Company does not currently know the nature or the extent of hazardous substances which may be located on its properties, it is not possible at the present time to estimate the ultimate cost to comply with the EPA's requirements or to conduct remedial activity that may be required.

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

     In response to severe weaknesses in the domestic steel industry and our worsening financial condition, we have developed a strategic plan to reduce operating costs, improve our liquidity and working capital position, restructure our long term debt and fundamentally reposition our business to focus on the production and sale of tin mill products and other higher margin value-added sheet products.

     Our strategic plan has five integral steps and we have continued to recognize the benefits of the first three steps in the first quarter of 2002:

     - reducing our operating costs on an annual basis through the full implementation of a cost savings program which includes a workforce reduction, reductions to our employee benefits costs and other operating cost savings, which became effective in late October 2001 (which is expected to generate approximately $51 million in annual cost savings when fully implemented by the second quarter of 2002);

     - improving our liquidity and long term supplier relationships through financing programs we entered into primarily with our vendors, including over 60 suppliers, in late October 2001 and through ongoing negotiations with other suppliers of services and raw materials (which have generated at least $40 million in additional near term liquidity);

     - increasing our borrowing availability and liquidity through refinancing of our bank credit and asset securitization facilities, which became effective in late October 2001 (which has resulted in $30 to $35 million in additional availability compared to our prior inventory facility and accounts receivable securitization program);

     - restructuring our long term debt and lowering our debt service costs through exchange offers in order to increase our liquidity and financial flexibility by approximately $28 million in 2002, and similar amounts in 2003 and 2004, provided we are not required to pay contingent interest; and

     - fundamental repositioning of our business to focus on tin mill and other higher margin value-added sheet products and significantly reduce our presence in the commodity flat-rolled product market.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     In the first quarter of 2002, the Company recognized a net loss of $44.6 million or $1.06 per diluted share compared to a net loss of $75.3 million or $1.81 per diluted share for the same period in 2001.

     Net sales in the first quarter of 2002 were $236.1 million, a decrease of $16.1 million or 6% from the first quarter of 2001. Total shipments in the first quarter of 2002 were 566 thousand tons compared to the first quarter of 2001 shipments of 587 thousand tons. The decrease in revenue and shipments of 21 thousand tons reflects weaker market conditions for the Company's sheet products.

     Sheet product net sales for the first quarter of 2002 were $115.8 million, a decrease of $17.4 million from the first quarter of 2001. Shipments of sheet product in the first quarter of 2002 were 365 thousand tons compared to 385 thousand tons in the first quarter of 2001. The decline in revenue resulted from both a decline in shipments and selling prices.

     Tin mill product net sales for the first quarter of 2002 were $120.3 million, an increase of $1.3 million from the first quarter of 2001. Shipments of tin mill product in the first quarter of 2002 were 201 thousand tons compared to 202 thousand tons in the first quarter of 2001.

     Cost of sales for the first quarter of 2002 were $250.3 million, or $442 per ton, compared to $263.5 million, or $449 per ton, for the first quarter of 2001. The decrease in cost of sales per ton was primarily attributable to an increase in the Company's pension and other postretirement benefits costs.

     Selling, general and administrative expenses for the first quarter of 2002 were $6.2 million, a decrease of $2.1 million from the first quarter of 2001. As part of its operating cost savings plan, the Company has significantly reduced its management workforce, resulting in lower selling, general and administrative expenses.

     The Company established and implemented its 2001 Workforce Downsizing Program effective March 8, 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company was operating with approximately 630 non-represented employees and approximately 3,500 represented employees. Due to the program, the Company recorded a $12.3 million restructuring charge during the first quarter of 2001. The restructuring charge consisted of $5.4 million of pension benefits and $3.9 million of other postretirement benefits. The remaining $3.0 million was related to other separation and severance benefits provided to the affected employees.

     During the first quarter of 2001, the Company recorded an $18.1 million charge to loss from unconsolidated subsidiaries, writing-off its investments in MetalSite and GalvPro.

     Interest expense increased $2.0 million in the first quarter of 2002 when compared to the same period in 2001. As of March 31, 2002, the Company had $102.2 million outstanding under its new senior credit facility. As of March 31, 2001, the Company had $70.0 million outstanding under its prior working capital facilities.

     First quarter 2002 other income increased $2.5 million when compared to the same period in 2001. During the first quarter of 2002, the Company received approximately $3.2 million from the sale of Prudential Financial stock it had received in 2002 upon the demutualization of Prudential.

     The Company recorded no income tax benefit in the first quarter of 2002 and 2001. Continuing losses have raised doubts about the Company's ability to continue to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. Therefore, deferred tax assets generated in the first quarter of 2002 and 2001 were offset by valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and financing facilities amounted to $42.6 million at March 31, 2002 as compared to $33.6 million at December 31, 2001. Although liquidity has improved slightly since December 2001 overall, the Company's liquidity has continued to decline primarily as a result of operating losses from prolonged adverse market conditions. To mitigate the effects of these prevailing adverse conditions, we have initiated a strategic plan to reduce operating costs and enhance our liquidity. The results and status of certain points of that strategic plan are summarized below.

     As of March 31, 2002, the Company had cash and equivalents of $16.1 million compared to $5.7 million as of December 31, 2001. The Company's statements of cash flows for the three months ended March 31 are summarized below:

DOLLARS IN THOUSANDS                                            2002       2001
--------------------                                          --------   --------
Net cash used by operating activities.......................  $(12,131)  $(14,879)
Net cash used by investing activities.......................    (1,813)    (6,070)
Net cash provided by financing activities...................    24,388     50,000
                                                              --------   --------
Increase in cash............................................  $ 10,444   $ 29,051
                                                              ========   ========

     The $12.1 million net cash outflow from operating activities resulted from adverse market conditions prevailing in the domestic steel industry. To help offset the difficult market conditions, we undertook various measures during the first quarter of 2002 and during the year 2001 to enhance our operating cash flow by reducing overall operating costs and net working capital investment. Reductions in our net working capital investment during the first quarter of 2002 had a positive impact of $11.0 million on our outstanding cash balance. This was achieved mainly through an $8.5 million reduction in inventory. The favorable impact of the reduction in inventory has been partially offset by lower than historic accounts payable levels. Lower purchase levels, arrangements with raw materials vendors which reduce both inventory and accounts payable and tightening in terms from vendors concerned with the overall health of the domestic steel industry have caused a reduction in our accounts payable balance. We have no significant past due payables.

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

     Net cash used by investing activities includes $1.8 million and $5.3 million of capital expenditures for the quarters ended March 31, 2002 and March 31, 2001, respectively. Our new senior credit facility places limits on our ability to make certain future capital expenditures to $13.8 million in 2002 and $34.5 million in 2003, subject to increase to $40.0 million in 2003 if we meet certain financial tests.

     The $24.4 million in net cash provided by financing activities in the first quarter of 2002 was necessary to maintain operation of our facilities. Cash provided by financing activities in the first three months of 2002 consisted of $10.1 million in borrowings under our senior credit facility and $14.3 million in cash received under our vendor financing arrangements. During the first quarter of 2001, the Company borrowed $50.0 million under a previous working capital facility.

     The new senior credit facility was established on October 26, 2001 by agreement with Fleet Capital Corporation, as agent for itself and other lenders, Foothill Capital Corporation, as syndication agent, The CIT Group/Business Credit, Inc. and GMAC Business Credit LLC, which serve as co-documentation agents for the facility, and Transamerica Business Capital Corporation. At March 31, 2002, we had borrowed $102.2 million under the senior credit facility and we had utilized an additional $0.8 million under the letter of credit subfacility. Taking into account outstanding letters of credit, we had $42.6 million available for additional borrowing under the facility at March 31, 2002.

     Beginning in late October 2001, we also obtained assistance from certain key vendors and others through our vendor financing programs to improve our near term liquidity. As of March 31, 2002 we had received approximately $25.8 million related to the sale and leaseback of the Foster-Wheeler Steam Generating Plant and related financing programs.

     In February 2002, the West Virginia Economic Development Authority and one of our vendors reached an agreement assigning the rights of an operating lease from the vendor to WVEDA. As part of this arrangement, the WVEDA has agreed to remove the requirement to have future lease payments supported by a letter of credit and, consequently, removal of the letter of credit requirement resulted in net additional availability under our senior credit facility of $8.4 million.

     At March 31, 2002 we had outstanding $243.3 million of publicly held senior notes under two substantially identical indentures, including $121.3 million in principal amount of our 10 3/4% Senior Notes due 2005 and $122.7 million in principal amount of our 11 3/8% Senior Notes due 2004. We did not make scheduled interest payments of $6.5 million on the 10 3/4% Senior Notes due 2005 which were due December 1, 2001 or of $7.0 million on our 11 3/8% Senior Notes due 2004 which were due on January 1, 2002. Our failure to pay interest has resulted in an event of default under the indentures governing the senior notes. Holders of at least 25% of the outstanding notes have the right to cause those notes to be accelerated following the expiration of a 30-day grace period after our default in making the applicable interest payments. We have obtained the agreement of members of the informal committee representing the holders of a majority of the outstanding principal amount of the senior notes to forbear exercising these remedies during the course of an exchange offer, but that committee does not include all of the holders of our senior notes. As of the date of this filing, our obligations with respect to the senior notes have not been accelerated.

     At March 31, 2002, $56.3 million was outstanding of series 1989 bonds. The Company did not make a scheduled interest payment on the series 1989 bonds on May 1, 2002. Failure to make such payment constituted an event of default under the loan agreement and the indenture governing the series 1989 bonds. As a result, either the trustee for the series 1989 bonds or the holders of not less than 25% in aggregate principal amount of the series 1989 bonds may declare the entire principal amount of all series 1989 bonds immediately due and payable. As of the date of this filing, our obligations with respect to the series 1989 bonds have not been accelerated.

     In the second quarter of 2002, as part of our announced strategic plan, the Company commenced an offer to exchange its outstanding 11 3/8% senior notes due 2004 and its outstanding 10 3/4% senior notes due 2005 for new senior secured discount notes and new Series C preferred stock. At the Company's request, the City of Weirton also commenced an offer to exchange its series 1989 8 5/8% pollution control bonds due 2014 for new series 2002 pollution control bonds. Successful completion of the exchange offers is the critical next step in the Company's announced strategic plan to reduce operating costs and improve liquidity. If 100% of the outstanding senior notes and series 1989 bonds are exchanged, the Company's liquidity will be enhanced through a reduction in debt service cost of up to approximately $28 million per year for the next three years.

     At March 31, 2002, we had approximately $360 million in deferred tax assets which were fully reserved with a valuation allowance of the same amount. These assets, although they are fully reserved for financial accounting purposes, are available to offset future income tax liabilities should we generate taxable income. We have been required in the past, and may be required in the future, to make payments under federal alternative minimum tax regulation.

     At March 31, 2002, we had an accrued pension liability of $214.0 million and an accrued liability for other postretirement benefits of $362.3 million. During the first three months of 2002, we made no pension contribution and we paid $7.5 million for other postretirement benefits. We do not expect to have any near term funding requirements with respect to our pension plans. Under minimum funding rules, no contribution is expected in 2002; however, substantial contributions of an average of at least $50 million per year are likely to be required in each of 2003 through 2007. This amount is subject to significant change depending on, among other things, asset performance. We anticipate that payments for other postretirement benefits will increase from the $29.8 million we paid in 2001 in future years due to an increase in the number of retirees receiving benefits as well as increases in per capita health care costs.

     We expect pension contributions and payments for postretirement benefits will require a substantial amount of liquidity over the next six years. Payments of these legacy costs may significantly affect the liquidity available for other purposes, including capital expenditures and other operating, investing and financing activities.

LIQUIDITY OUTLOOK

     The following table sets forth the timing of our liquidity requirements in regards to contractual obligations and commercial commitments:

                                                           LESS THAN                           AFTER 5
CONTRACTUAL OBLIGATIONS:                          TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS    YEARS
------------------------                          ------   ---------   ---------   ---------   -------
                                                                     (IN MILLIONS)
Long Term Debt..................................  $299.5     $  --      $243.2(1)    $  --      $56.3(2)
Capital Lease Obligation (3)....................    25.8       0.3         3.0         3.8       18.7
Operating Leases................................    12.7       5.4         6.0         1.3         --
Unconditional Purchase Obligations (4)
Other Long Term Obligations (5).................    19.7       4.5         7.1         5.3        2.8
                                                  ------     -----      ------       -----      -----
  Total Contractual Cash Obligations............   357.7      10.2       259.3        10.4       77.8
OTHER COMMERCIAL COMMITMENTS:
Lines of Credit.................................   102.2        --       102.2          --         --
                                                  ------     -----      ------       -----      -----
     TOTAL (6)..................................  $459.9     $10.2      $361.5       $10.4      $77.8
                                                  ======     =====      ======       =====      =====

---------------

(1) The senior notes due in 2004 and 2005 may become payable following an event of default. Consistent with the Company's announced liquidity improvement measures, while the terms of an exchange offer were being finalized, the Company did not pay scheduled interest on the senior notes on December 1, 2001 and January 1, 2002. Failure to make these payments constituted events of default under the indentures governing the senior notes. As a result, either the trustee for the senior notes or holders of not less than 25% in aggregate principal amount of the senior notes may declare the entire principal of all the senior notes immediately due and payable by notifying the Company in writing. At this date, the Company had received no notice accelerating the senior notes. Under the senior credit facility, the non-payment of interest on the senior notes will not result in an event of default under that facility unless the senior notes are accelerated.

(2) The series 1989 Pollution Control Bonds due in 2014 may become payable prior to maturity in the event of a determination of taxability and other specified events, including events of default. While the Company was offering to exchange new series 2002 bonds for the series 1989 bonds, it did not make an interest payment scheduled for May 1, 2002. Failure to make this payment constituted an event of default under the indentures governing the series 1989 bonds. As a result, either the trustee for the bondholders or holders of not less than 25% of the aggregate principal amount of the bonds may declare the entire principal of the bonds immediately due and payable by notifying the Company in writing. At this date, the Company had received no notice accelerating the series 1989 Pollution Control Bonds. Under the senior credit facility, the non-payment of interest on the series 1989 bonds will not result in an event of default under that facility unless the series 1989 bonds are accelerated.

(3) The capital lease obligation arises from the sale and leaseback of the Company's steam generating facilities as part of our vendor financing programs. The payments reflect the scheduled principal payments on the $25.8 million obligation that had been incurred as of March 31, 2002. The Company is not required to make payments on the obligation until the first quarter of 2003, at which time quarterly payments will begin. The payments will include both principal and interest. If the interest portion of the payment had been included in the chart above, the totals would have increased from $0.3 million to $1.1 million in less than one year, from $3.0 million to $8.8 million in two to three years, from $3.8 million to $8.8 million in four to five years and from $18.7 million to $28.3 million after five years. The

    Company also anticipates that it will receive $3 million to $5 million of additional proceeds from sale-leaseback arrangements after the first quarter of 2002 which will increase the total future principal and interest payments by proportional amounts.

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

(5) We are required to reimburse National Steel for benefits paid by the National Steel Pension Plan for Weirton Employees to people we induce into retiring before age 62 by offering some form of enhanced benefit. Based on the benefit enhancements granted as of March 31, 2002, we will make the reimbursement payments indicated.

(6) The listed obligations do not included our pension and other retirement obligations the payments for which are not fixed and determinable in nature. Under minimum funding rules, no pension contribution is expected in 2002; however, substantial contributions of an average of at least $50 million per year are likely to be required in each of 2003 through 2007. The amount is subject to change depending on, among other things, asset performance. We anticipate that payment for other postretirement benefits will increase in future years from the $29.8 million we paid in 2001 due to an increase in the number of retirees receiving benefits, as well as an increase in the per capita health care costs.

     Though prevailing market conditions in the domestic steel industry remain difficult, we are anticipating that positive events, including the shut-down and consolidation of steel producing assets and United States governmental restrictions on imports, should result in improvements in operating results during the remainder of 2002.

     In addition to establishing our new senior credit facility and vendor financing arrangements, we have taken measures to significantly reduce our operating costs. Management and the Independent Steelworkers Union have been able to negotiate new labor agreements, effective in late October 2001, and expiring no earlier than March 2004, that will significantly reduce the number of represented employees, facilitated primarily through work rule changes. The agreement for our production and maintenance employees provides for the permanent elimination of 372 jobs. The office, clerical and technical agreement provides for the right to eliminate a minimum of 78 jobs. We have also streamlined our management structure by eliminating non-core and redundant activities resulting in a reduction of 100 management positions. We have also made significant changes to the employee benefits package resulting in more cost savings.

     If we exchange all of the outstanding senior notes and secured series 1989 bonds on the terms being proposed, our debt service costs will be lowered and our liquidity will be increased by approximately $28 million in 2002 and by similar amounts in each of 2003 and 2004, provided we do not have to pay contingent interest on the new senior secured notes and the new secured series 2002 bonds. Currently, we do not anticipate generating "excess cash flow" in 2003 and 2004 that would trigger the payment of contingent interest.

     Under the senior credit facility, following the consummation of the exchange offers, we will be able to make scheduled semi-annual cash interest payments on the new senior secured notes and in respect of the new secured series 2002 bonds, provided that these cash payments may be reserved for against availability under the facility. The reserve could, if fully implemented, at the discretion of the agent, reduce amounts available to us under the senior credit facility up to a maximum of approximately $8 million in any six month period, assuming valid tenders of all of the aggregate principal amount of the outstanding notes and series 1989 bonds. In the event that less than all of the aggregate principal amount of the outstanding notes and series 1989 bonds are tendered in the exchange offers, we are permitted to make cash interest payments on any remaining outstanding notes and series 1989 bonds of up to $4 million in any year subject to similar reservation against availability under the facility.

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

     If we do not successfully complete the exchange offers, we will not make scheduled cash interest payments for a period of at least one year on any outstanding notes and series 1989 bonds under our voluntary financing restructuring plan as presented to our senior bank lenders and as reflected in our senior credit facility. Thereafter, any interest payments will be made to the extent funds are available and provided that these payments are included in the reserve under our senior credit facility as described above. Failure to pay interest on the outstanding notes and series 1989 bonds would result in an event of default and may cause an acceleration of the outstanding notes and series 1989 bonds, unless the payment defaults were cured. In addition, depending on the principal amount involved, an acceleration event that results in an event of default under our outstanding notes and series 1989 bonds could constitute an event of default under our senior credit facility. In such circumstances, unless the event of default were waived or cured, we may have to seek bankruptcy protection or commence liquidation proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. We are currently evaluating the effects of SFAS No. 145 and are preparing a plan for implementation.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this standard in fiscal years ending after December 15, 2001 and is preparing a plan for implementation.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company has defaulted on the following securities:

     - In regards to the $121.3 million in outstanding principal on it its 10 3/4% Senior Notes due 2005, the Company did not make a scheduled interest payment of $6.5 million which was due on December 1, 2001. As of May 15, 2002, the Company has accrued $6.0 million in relation to the next scheduled interest payment which is due on June 1, 2002.

     - In regard to the $122.7 million in outstanding principal on its 11 3/8% Senior Notes due 2004, the Company did not make a scheduled interest payment of $7.0 million which was due on January 1, 2002. As of May 15, 2002, the Company has accrued $5.2 million in relation to the next scheduled interest payment which is due on July 1, 2002.

     - In regards to the $56.3 million in outstanding principal on its 8 5/8% Series 1989 Pollution Control Bonds due 2014, the Company did not make a scheduled interest payment of $2.4 million which was due on May 1, 2002. As of May 15, 2002, the Company had accrued $0.2 million in relation to the next scheduled interest payment which is due on November 1, 2002.

     While these non-payments of interest constitute events of default, as of the date of this filing, our obligations with respect to the above items have not been accelerated. We are currently offering to exchange the senior notes for new senior secured notes and the City of Weirton, at our request, is offering to exchange the series 1989 bonds for secured 2002 bonds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under Items 7 and 9 thereof on February 15, 2002.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, THE registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                          By       /s/ MARK E. KAPLAN
                                            ------------------------------------
                                                       Mark E. Kaplan
                                           Senior Vice President - Finance and
                                                      Administration
                                               and Chief Financial Officer
                                              (Principal Accounting Officer)

May 15, 2002