Form 10-Q
period 2002-06-30
WEIRTON STEEL CORP
filed 2002-08-14
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                            Yes [X]           No [ ]

     The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of July 31, 2002 was 41,935,992.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                              ---------------------      ---------------------
                                                2002        2001           2002        2001
                                              --------    ---------      --------    ---------
NET SALES...................................  $250,956    $ 240,177      $487,006    $ 492,327
OPERATING COSTS:
  Cost of sales.............................   260,815      269,528       511,143      532,978
  Selling, general and administrative
     expenses...............................     6,362        8,777        12,588       17,107
  Depreciation..............................    17,142       16,350        33,054       32,661
  Restructuring charge......................        --           --            --       12,338
                                              --------    ---------      --------    ---------
     Total operating costs..................   284,319      294,655       556,785      595,084
                                              --------    ---------      --------    ---------
LOSS FROM OPERATIONS........................   (33,363)     (54,478)      (69,779)    (102,757)
  Income (loss) from unconsolidated
     subsidiaries...........................       945         (406)        1,115      (18,480)
  Interest expense..........................   (11,390)      (9,545)      (22,692)     (18,894)
  Other income, net.........................     4,380          363         7,292          771
                                              --------    ---------      --------    ---------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM......................................   (39,428)     (64,066)      (84,064)    (139,360)
  Income tax provision (benefit)............    (3,475)     153,765        (3,475)     153,765
                                              --------    ---------      --------    ---------
LOSS BEFORE EXTRAORDINARY ITEM..............   (35,953)    (217,831)      (80,589)    (293,125)
  Extraordinary gain on early extinguishment
     of debt................................       153           --           153           --
                                              --------    ---------      --------    ---------
NET LOSS....................................  $(35,800)   $(217,831)     $(80,436)   $(293,125)
                                              ========    =========      ========    =========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
  Basic.....................................    41,936       41,576        41,935       41,573
  Diluted...................................    41,936       41,576        41,935       41,573
NET LOSS PER SHARE:
  Basic.....................................  $  (0.85)   $   (5.24)     $  (1.92)   $   (7.05)
  Diluted...................................  $  (0.85)   $   (5.24)     $  (1.92)   $   (7.05)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              ----------    ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $10,218
     and $4,302, respectively...............................  $   10,483     $    5,671
  Receivables, less allowances of $5,767 and $7,487,
     respectively...........................................     105,612        103,046
  Inventories, net..........................................     138,248        136,850
  Other current assets......................................         828          5,980
                                                              ----------     ----------
     Total current assets...................................     255,171        251,547
Property, plant and equipment, net..........................     403,153        432,880
Intangible pension asset....................................      19,689         19,689
Other assets and deferred charges...........................      12,294         16,419
                                                              ----------     ----------
     Total Assets...........................................  $  690,307     $  720,535
                                                              ==========     ==========
LIABILITIES:
Current liabilities:
  Senior credit facility....................................  $  107,611     $   92,082
  Notes payable.............................................          --        243,271
  Accounts payable..........................................      94,253         71,197
  Accrued employee benefits.................................      81,584         76,029
  Accrued taxes other than income...........................      14,217         15,008
  Other current liabilities.................................       1,756         15,916
                                                              ----------     ----------
     Total current liabilities..............................     299,421        513,503
Notes and bonds payable.....................................     290,221         67,806
Accrued pension obligation..................................     210,282        205,282
Postretirement benefits other than pensions.................     327,995        336,375
Other long term liabilities.................................      43,616         46,812
                                                              ----------     ----------
     Total Liabilities......................................   1,171,535      1,169,778
Redeemable Stock, Net.......................................      68,709         20,348
STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,814,791 and 43,812,763 shares issued, respectively.....         438            438
Additional paid-in-capital..................................     457,396        459,871
Accumulated deficit.........................................    (997,059)      (916,623)
Other stockholders' equity..................................     (10,712)       (13,277)
                                                              ----------     ----------
     Total Stockholders' Deficit............................    (549,937)      (469,591)
                                                              ----------     ----------
     Total Liabilities, Redeemable Stock, Net, and
      Stockholders' Deficit.................................  $  690,307     $  720,535
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2002          2001
                                                              ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(80,436)     $(293,125)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................     33,054         32,661
     (Income) loss from unconsolidated subsidiaries.........     (1,115)        18,480
     Deferred income taxes..................................         --        153,765
     Restructuring charge...................................         --         12,338
     Amortization of deferred financing costs...............      1,887            852
     Gain on early extinguishment of debt...................       (153)            --
     Cash provided (used) by working capital items:
       Receivables..........................................     (2,566)       (11,206)
       Inventories..........................................     (1,398)        42,373
       Other current assets.................................      5,152          7,665
       Accounts payable.....................................     17,455          3,432
       Employment costs.....................................    (10,945)        (6,268)
       Other current liabilities............................     11,511           (788)
     Accrued pension obligation.............................     17,500          5,850
     Other postretirement benefits..........................     (4,380)        (6,070)
     Other..................................................     (3,879)        (3,202)
                                                               --------      ---------
NET CASH USED BY OPERATING ACTIVITIES.......................    (18,313)       (43,243)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................     (3,519)        (7,344)
  Loans and advances to unconsolidated subsidiaries.........         --           (793)
                                                               --------      ---------
NET CASH USED BY INVESTING ACTIVITIES.......................     (3,519)        (8,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on senior credit facility..................     15,529             --
  Proceeds from the sale and leaseback transaction..........     16,044             --
  Issuance of long-term debt................................         --         65,000
  Deferred financing costs..................................     (4,929)            --
                                                               --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     26,644         65,000
                                                               --------      ---------
NET CHANGE IN CASH AND EQUIVALENTS..........................      4,812         13,620
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................      5,671         32,027
                                                               --------      ---------
CASH AND EQUIVALENTS AT END OF PERIOD.......................   $ 10,483      $  45,647
                                                               ========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................   $ 10,575      $  18,770
  Income taxes refunded, net................................     (3,458)        (6,829)

NONCASH FINANCING ACTIVITIES:

     The Company issued $118.2 million in face amount of new Senior Secured Notes and 1.9 million shares of Series C Redeemable Preferred Stock of $48.4 million with a mandatory redemption in 2013 in exchange for $215.0 million in Senior Notes. The City of Weirton issued $27.3 million in principal amount of new Series 2002 Secured Pollution Control Revenue Refunding Bonds in exchange for $45.6 million of Series 1989 bonds, which the Company is obligated to pay under the terms of a related loan agreement. There is approximately $5.6 million in deferred debt issuance costs related to the exchanges included in accounts payable at June 30, 2002.

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, OR IN MILLIONS OF DOLLARS
                                WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. The Consolidated Condensed Balance Sheet as of December 31, 2001 has been derived from the audited balance sheet included in the Company's 2001 Annual Report on Form 10-K. Unless context otherwise requires, the terms "Weirton," "the Company," "we," "us," "its" and "our" refer to Weirton Steel Corporation and its consolidated subsidiaries. Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                      JUNE 30,    DECEMBER 31,
                                                        2002          2001
                                                      --------    ------------
Raw materials.......................................  $ 43,479      $ 38,732
Work-in-process.....................................    35,255        29,275
Finished goods......................................    59,514        68,843
                                                      --------      --------
                                                      $138,248      $136,850
                                                      ========      ========

NOTE 3

LIQUIDITY AND FINANCING ARRANGEMENTS

  Debt Obligations

                                                 JUNE 30, 2002   DECEMBER 31, 2001
                                                 -------------   -----------------
Obligation under senior credit facility........    $107,611          $  92,082
Long-Term Debt:
  10% Senior Secured Notes due 4/1/08..........     177,831                 --
  9% Secured Series 2002 Pollution Control
     Bonds due 4/30/11.........................      45,162                 --
  Vendor financing obligations.................      27,574             11,531
  11 3/8% Senior Notes due 7/1/04..............      12,658            122,724
  10 3/4% Senior Notes due 6/1/05..............      16,336            121,256
  8 5/8% Pollution Control Bonds due 11/1/14...      10,720             56,300
  Less: Unamortized debt discount..............         (60)              (734)
                                                   --------          ---------
Total debt obligations.........................     290,221            311,077
Less: Current portion..........................          --           (243,271)
                                                   --------          ---------
Long-term debt.................................    $290,221          $  67,806
                                                   ========          =========

  The Exchange Offers

     The principal amount of notes and bonds, originally outstanding, tendered and remaining are as follows:

                                    OUTSTANDING PRIOR    TENDERED FOR     OUTSTANDING
                                       TO EXCHANGE         EXCHANGE      AFTER EXCHANGE
                                    -----------------    ------------    --------------
11 3/8% Senior Notes due 2004.....      $122,724           $110,066         $12,658
10 3/4% Senior Notes due 2005.....       121,256            104,920          16,336
8 5/8% Pollution Control Bonds due
  11/1/14.........................        56,300             45,580          10,720
                                        --------           --------         -------
Total.............................      $300,280           $260,566         $39,714
                                        ========           ========         =======

     The Company issued $118.2 million in face amount of new 10% Senior Secured Notes due 2008 ("senior secured notes") and 1.9 million shares of Series C Convertible Redeemable Preferred Stock ("Series C preferred stock") with a mandatory redemption in 2013 of $48.4 million in exchange for the tendered senior notes due 2004 and 2005 ("senior notes"). The City of Weirton issued $27.3 million in principal amount of new Series 2002 Secured Pollution Control Revenue Refunding Bonds ("secured series 2002 bonds") in exchange for the tendered 8 5/8% Pollution Control Bonds ("series 1989 bonds"). The new notes and bonds are secured by second priority interests in our hot strip mill, our No. 9 tin tandem mill, and our tin assets.

     Through March 31, 2003, the new senior secured notes will accrue and pay interest at a rate of 0.5%. From April 1, 2003 to March 31, 2005, the new senior secured notes will accrue and pay interest at rates ranging from 0.5% to 10%. That range includes contingent interest, which is based on the Company's "excess cash flow" as defined in the indenture governing the new senior secured notes. Beginning April 1, 2005, the senior secured notes will accrue and pay interest at the rate of 10%.

     Through March 31, 2003, the secured series 2002 bonds will also accrue and pay interest at a rate of 0.5%. From April 1, 2003 to March 31, 2005, the secured series 2002 bonds will accrue and pay interest at rates ranging from 0.5% to 9%. That range includes contingent interest, which is based on the Company's "excess cash flow" as defined in the indenture governing the secured series 2002 bonds. Beginning April 1, 2005, the secured series 2002 bonds will accrue and pay interest at the rate of 9%.

     During negotiations to exchange the senior notes and series 1989 bonds, the Company did not make scheduled interest payments on those notes and bonds. The Company's failure to pay interest resulted in events of default under the indentures governing the senior notes and the loan agreement and the indenture governing the series 1989 bonds. Upon completion of the exchange offers, the Company is no longer in default of any notes or bonds.

     The indentures governing the new senior secured notes are similar to the old indentures prior to the exchange offers and contain covenants that limit, among other things, the incurrence of additional indebtedness, the declaration and payment of dividends and distributions on the Company's capital stock, investments in joint ventures, as well as mergers, consolidations, liens and sales of certain assets. The new indentures do not contain any financial maintenance covenants. The indentures covering the remaining old senior notes and series 1989 bonds have been amended to remove substantially all restrictive covenants.

  Troubled Debt Restructuring Accounting

     The new debt issues are accounted for in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." SFAS No. 15 requires that a comparison be made between the maximum future cash outflows associated with the new senior secured notes and Series C preferred stock (including principal, stated and contingent interest, and related costs on the new senior secured notes and the mandatory redemption of the Series C preferred stock), and the recorded assets and liabilities relating to the outstanding senior notes as of the date of the exchange. A similar comparison was made between the cash flows associated with the new secured series 2002 bonds and the carrying amount of the series 1989 bonds.

     The details of the comparison of the maximum future cash outflows associated with the new securities issued and the recorded assets and liabilities related to the previously outstanding senior notes and bonds are summarized below:

                                                  SENIOR             SERIES 1989
                                                  NOTES                 BONDS
                                             ----------------    -------------------
Principal value............................      $214,986              $45,580
Accrued interest...........................        23,972                2,490
Other assets and liabilities...............        (2,529)                (238)
                                                 --------              -------
Total associated net liability.............       236,429               47,832

                                              SENIOR SECURED
                                             NOTES & SERIES C      SECURED SERIES
                                             PREFERRED STOCK         2002 BONDS
                                             ----------------    -------------------
Principal value of notes and bonds.........       118,242               27,348
Future maximum interest payments...........        59,589               19,799
Issuance costs.............................        10,073                2,669
Maximum mandatory redemption value.........        48,372                   --
                                                 --------              -------
Total maximum cash flow associated with
  securities issued........................       236,276               49,816
                                                 --------              -------
Excess (shortfall) of the carrying value of
  assets and liabilities associated with
  the exchanged instruments compared to the
  total cash flow associated with the new
  securities issued........................      $    153              $(1,984)
                                                 ========              =======

     Because the carrying value of assets and liabilities associated with the senior notes tendered for exchange exceeded the maximum future cash outflows associated with the new instruments issued, we recorded an extraordinary gain of $0.2 million. The recorded liability of the new senior secured notes is the total future cash outflow associated with the new notes less the issuance costs incurred during the exchange. Because all future cash payments are included in the recorded value of the new senior secured notes, the Company will not record interest expense on the senior secured notes and, when future payments occur, they will be recorded as a reduction of that liability. In the event that the Company does not pay the full amount of contingent interest, the liability will still be reduced by the maximum interest amount and the difference between the maximum interest amount and the actual amount of interest paid will be recorded as an extraordinary gain.

     In the exchange of the series 1989 bonds, the maximum future cash outflows associated with the new series 2002 bonds exceeded the carrying value of the assets and liabilities of the series 1989 bonds tendered for exchange. Accordingly, no gain was recorded and the value of the new secured series 2002 bonds was initially recorded at the carrying value of the assets and liabilities associated with the old series 1989 bonds less the issuance costs incurred during the exchange. The Company will record interest expense on the secured series 2002 bonds at a rate of 0.58%, which is imputed by comparing the maximum cash flows associated with the secured series 2002 bonds and their initial carrying value. In the event that the Company does not pay the full amount of contingent interest, the difference between the maximum interest and the actual interest paid will first reduce any accrued and unpaid interest recorded and then reduce the recorded liability for the secured series 2002 bonds.

  Senior Credit Facility

     On May 3, 2002, the senior credit facility was amended and restated to, among other things, allow the exchange offers to be made and to provide additional collateral with a broader security base. The lenders under the senior credit facility were given a first priority security interest in our No. 9 tin tandem mill and our hot strip mill and tin mill assets in addition to our inventory and accounts receivable. The holders of the senior secured notes and the secured series 2002 bonds were granted a second priority security interest in our No. 9 tin tandem mill and our hot strip mill and tin mill assets. There were no changes made to the underlying borrowing certificate.

     As part of the senior credit facility, and in conjunction with banking arrangements entered into with Fleet, all available cash is used to pay down amounts outstanding under the senior credit facility. Cash received in lockboxes and other deposit accounts are required to be transferred the day after receipt to pay down amounts outstanding under the senior credit facility. Therefore, substantially all cash is restricted from use by the Company other than paying amounts outstanding under the senior credit facility. Cash needs are funded via issuances from the senior credit facility. Because the Company had not transferred all deposits to Fleet at June 30, 2002, the Company had a restricted cash balance of $10.2 million. This amount includes balances received into lockboxes and other deposit accounts that had not yet been transferred to Fleet to pay down the senior credit facility.

NOTE 4

SERIES C PREFERRED STOCK

     The Company issued shares of Series C preferred stock to the holders of senior notes who tendered their outstanding notes in the exchange offer. The Series C preferred stock is subject to mandatory redemption on April 1, 2013 at a redemption price of $25 per share in cash. Prior to April 1, 2013, the Company has the option of redeeming the Series C preferred stock in whole or in part at the end of each 12-month period beginning April 1 of each year based on the following redemption schedule:

  12-MONTH PERIOD     REDEMPTION PRICE
 BEGINNING APRIL 1       PER SHARE
-------------------   ----------------
       2003                12.50
       2004                15.00
       2005                17.50
       2006                20.00
       2007                22.50
2008 and thereafter        25.00

     In addition, if our capital structure is amended to permit the issuance of additional shares of common stock, we have the option to redeem all of the outstanding shares of Series C preferred stock at any time prior to April 1, 2013 by delivering to the holders of Series C preferred stock shares of common stock having a value equal to the then current aggregate redemption price for all outstanding shares of Series C preferred stock.

     The Series C preferred stock is not convertible at the option of the holders of the Series C preferred stock. However, the Company has the option of causing the conversion of the Series C preferred stock into shares of its common stock prior to April 1, 2006 in connection with a "significant transaction."

     The Series C preferred stock is generally non-voting stock and it is not entitled to receive dividends.

NOTE 5

EARNINGS PER SHARE

     For the three months ended June 30, 2002 and 2001, basic and diluted earnings per share were the same; however, securities totaling 1,491,825 and 1,524,608, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect. For the six months ended June 30, 2002 and 2001, basic and diluted earnings per share were the same; however, securities totaling 1,493,741 and 1,527,236, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

     For the three months ended June 30, 2002 and 2001, there were 1,852,750 and 3,522,668 options, respectively, outstanding for which the exercise price was greater than the average market price. For the six months ended June 30, 2002 and 2001, there were 1,924,974 and 3,522,668 options, respectively, outstanding for which the exercise price was greater than the average market price.

NOTE 6

RESTRUCTURING CHARGES

     As part of the Company's five part strategic restructuring plan, the Company announced an operating cost savings program in 2001. In conjunction with that program, the Company's management and the Independent Steel Workers' Union negotiated new labor agreements that became effective in late October 2001. The agreement for production and maintenance employees provided for the permanent elimination of a minimum of 372 jobs. The office, clerical and technical agreement provides for the right to eliminate a minimum of 78 jobs. The Company also streamlined its management structure by eliminating non-core and redundant activities resulting in a reduction of 100 management positions.

     These workforce reductions, completed in April 2002, were a key component to the operating cost savings program. Having identified the specific positions and job classes that were subject to the reduction and having notified all employees that were potentially subject to reduction, the Company recorded a restructuring charge of $129.0 million in the fourth quarter of 2001. The fourth quarter restructuring charge consisted of a $90.0 million increase in our accrued pension cost and a $28.6 million increase in our liability for other postretirement benefits. Also as part of the 2001 fourth quarter restructuring charge, the Company recorded a $7.7 million liability for additional pension benefits related to the induced early retirement of the Company's employees. As part of the agreement under which the Company acquired its assets from National Steel Corporation in 1984, National Steel agreed to assume the responsibility for benefits related to employees' service prior to acquisition of the facilities by the Company. However, under the same agreement, the Company is required to partially reimburse National Steel for pension benefits paid by the National Steel Pension Plan 056 if employees of Weirton are induced into retiring early and receive benefits from said plan. The remaining $2.7 million of the 2001 fourth quarter restructuring charge was related to other separation and severance benefits provided to the affected employees.

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

     The following table summarizes the impacts of the 2001 restructuring charges, other than those related to pension and other postretirement benefits costs, by the affected balance sheet liabilities:

                                        12/31/2001      NEW        CASH         OTHER       6/30/2002
                                         BALANCE      CHARGES    PAYMENTS    ADJUSTMENTS     BALANCE
                                        ----------    -------    --------    -----------    ---------
                                                           (DOLLARS IN THOUSANDS)
Current liabilities (1)...............   $ 4,067        --       $  (918)        --          $ 3,149
Other liabilities (2).................     8,268        --          (650)        --            7,618
                                         -------         --      -------          --         -------
Total.................................   $12,335        --       $(1,568)        --          $10,767
                                         =======         ==      =======          ==         =======

---------------

(1) The amounts accrued in current liabilities consist of charges for salary continuance and other termination benefits for the affected employees, as well as legal, actuarial and other services provided in connection with the workforce downsizing programs. The Company expects to pay the remainder of this liability by the end of 2002.

(2) Other liabilities consist of the Company's liability to reimburse National Steel for the benefits paid by the National Steel Plan for Weirton employees. The reimbursement to National Steel will be made as the National Steel Plan makes payments to Weirton Steel retirees.

NOTE 7

DEFERRED TAX ASSETS

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

     In June 2002, the Company received an income tax refund of $3.5 million in accordance with the Job Creation and Worker Assistance Act of 2002 signed by President Bush on March 9, 2002. This new act provides for an expansion of the carryback of net operating losses ("NOLs") from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded in 2001 to the 1997 through 1999 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with and is qualified in its entirety by the unaudited consolidated condensed financial statements of the Company and notes thereto. The unaudited consolidated condensed financial statements of Weirton Steel Corporation include the accounts of its wholly and majority owned subsidiaries. Unless context otherwise requires, the terms "Weirton," "the Company," "we," "us," "its" and "our" refer to Weirton Steel Corporation and its consolidated subsidiaries.

OVERVIEW

     General. We are a major integrated producer of flat rolled carbon steel with principal product lines consisting of tin mill products and sheet products. Tin mill products include tin plate, chrome coated and black plate steels and are consumed principally by the container and packaging industry for food cans, general line cans and closure applications, such as caps and lids. Tin mill products accounted for 48% of our revenues and 34% of tons shipped in the first half of 2002. Sheet products include hot and cold rolled and both hot-dipped and electrolytic galvanized steels and are used in numerous end-use applications, including among others the construction, appliance and automotive industries. Sheet products accounted for 52% of our revenues and 66% of tons shipped in the first half of 2002. In addition, we currently are providing tolling services at our hot strip mill for a major stainless steel producer, which accounts for 15% to 20% of the overall capacity of our hot strip mill.

     We seek to strengthen our position as a leading domestic full range producer of higher margin tin mill products by further shifting our product mix toward higher margin value-added tin mill products and away from lower margin, commodity flat-rolled sheet products.

     In general, commodity sheet products are produced and sold in high volume in standard dimensions and specifications. Tin mill and other value-added products require further processing, and generally command higher profit margins and typically are less affected by imports and domestic competition. The market for tin mill products generally remains stable over the typical business cycle as compared to more volatile markets for sheet steel products. Domestic supply of tin mill products has been limited by the relatively small number of domestic producers, recent facility rationalizations, and the anti-dumping determination made by the International Trade Commission ("ITC") in August 2000. In addition, our tin mill product sales are based upon contracts of one year or more and are, therefore, less subject to price volatility than spot market sales.

     In response to severe weaknesses in the domestic steel industry and our worsening financial condition, in the summer of 2001 we developed a strategic restructuring plan to reduce operating costs, improve our liquidity and working capital position, restructure our long term debt and fundamentally reposition our business to focus on the production and sale of tin mill products and other higher margin value-added sheet products.

     Our strategic restructuring plan has five integral steps, the first of which have been implemented beginning in late 2001:

        - reducing our operating costs on an annual basis through the full implementation of a cost savings program which includes a workforce reduction, reductions to our employee benefits costs and other operating cost savings, which became effective in late October 2001 (which is expected to generate approximately $51 million in annual cost savings);

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

        - restructuring our long term debt and lowering our debt service costs through the exchange offers in order to increase our liquidity and financial flexibility by approximately $27 million in 2002, 2003 and 2004, approximately $23 million in 2005 and approximately $18 million in 2006, provided we are not required to pay contingent interest; and

        - fundamental repositioning of our business to focus on tin mill and other higher margin value-added sheet products and significantly reduce our presence in the commodity flat-rolled product market.

     Weirton, like most United States integrated steel producers, has sustained significant operating losses and a decrease in liquidity as a result of prolonged adverse market conditions and depressed selling prices caused in substantial part by dramatic increases in imported steel during the period 1998 through early 2002. Many industry observers believe that the severe weaknesses in the United States steel industry will lead to a restructuring of the industry.

     In June 2001, the Bush Administration initiated a trade investigation by the ITC under section 201 of the Trade Practices Act of 1974 regarding the illegal dumping of steel by foreign competitors. On October 22, 2001, the International Trade Commission found that twelve steel product lines, representing 74% of the imports under investigation, have sustained serious injury because of foreign imports. These product lines include hot rolled, cold rolled, galvanized sheet and coil, and tin mill products. On March 5, 2002, President Bush decided to impose tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief with respect to other products, subject to a review after 18 months by the ITC, which has the authority to continue or terminate the tariffs. All of our flat-rolled product lines, including tin mill, hot rolled and cold rolled sheet and galvanized products, have benefited and should continue to benefit from the imposition of tariffs. In addition, imported steel slabs are subject to an increasing annual quota of at least 5.4 million tons, subject to the imposition of tariffs if the tonnage exceeds the quota limit, excluding steel slabs from Mexico and Canada.

     Since March 5, 2002, over 500 exclusions have been granted by the ITC, primarily relating to steel products not produced in the United States. However, a number of countries are now also seeking exclusions for products that are produced domestically, including tin mill and other flat-rolled products. The Bush Administration's decisions on specific exclusion requests will affect the overall coverage and effectiveness of the Section 201 order.

     Although a number of countries have objected to the Bush Administration's decision and have filed appeals with the World Trade Organization ("WTO"), the administration maintains its investigation and decision conform with WTO regulations. If the complainants are successful, the scope, duration and effectiveness of the tariffs could be affected in a manner adverse to us.

     We believe that the imposition of tariffs under the Section 201 order has had the effect of restricting steel imports to the United States thus far in 2002 and the selling prices and shipment volumes have improved from what we otherwise would have realized without the imposition of tariffs. We also believe that the improvements in selling prices and shipment volumes have been supply driven. Some flat rolled product capacity has recently restarted, and we anticipate further capacity may restart in the near future. If the economy does not recover from its current state and capacity rationalizations in flat rolled products do not happen, these improvements may be in jeopardy. Currently, there is a challenge pending in the U.S. Court of International Trade as to the validity of the Section 201 tariffs on tin mill products. On August 9, 2002, the court denied the plaintiffs a temporary injunction. At a hearing scheduled for September 4, 2002, the court will determine whether or not to permit the tin mill product tariffs to continue. Due to this litigation and the large number and variety of forces that impact the markets for our products, we are not able to quantify the specific effects of the Section 201 ruling.

     In another ruling, the same court vacated an August 2000 ITC ruling against Japanese tin mill products. The commission had ruled to affix duties of 95% for five years to certain Japanese tin producers. The Company plans to appeal this decision.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2001

     In the second quarter of 2002, the Company recognized a net loss of $35.8 million or $0.85 per diluted share. During the second quarter of 2002, the Company completed its senior note and bond exchange that resulted in an extraordinary gain on the early extinguishment of debt of $0.2 million. The second quarter of 2002 results included the sale of the Company's excess nitrogen oxide ("NOx") allowances for $4.4 million and a tax refund of $3.5 million. Excluding the effects of these items, the net loss for the second quarter of 2002 was $43.8 million. This compares with a net loss of $217.8 million, or $5.24 per diluted share, for the same period in 2001. During the second quarter of 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. Excluding this non-cash item, the Company recognized a net loss for the second quarter of 2001 of $64.1 million.

     Net sales in the second quarter of 2002 were $251.0 million, an increase of $10.8 million or 4% from the second quarter of 2001. Total shipments in the second quarter of 2002 were 579 thousand tons compared to the second quarter of 2001 shipments of 575 thousand tons. While selling prices and order rates for sheet products began to improve during the second quarter of 2002, the Company's operating results were adversely affected by manpower movements within the plant as a result of the Company's strategic restructuring plan.

     Tin mill product net sales for the second quarter of 2002 were $115.9 million, an increase of $4.3 million from the second quarter of 2001. Shipments of tin mill product in the second quarter of 2002 were 193 thousand tons compared to 190 thousand tons in the second quarter of 2001.

     Sheet product net sales for the second quarter of 2002 were $135.1 million, an increase of $6.5 million from the second quarter of 2001. Shipments of sheet product in the second quarter of 2002 were 386 thousand tons compared to 385 thousand tons in the second quarter of 2001.

     Cost of sales for the second quarter of 2002 were $260.8 million, or $450 per ton, compared to $269.5 million, or $469 per ton, for the second quarter of 2001. Cost of sales per ton decreased as a result of our cost reduction efforts and lower energy costs. The decrease was partially offset by an increase in the Company's pension and other postretirement benefits costs.

     Selling, general and administrative expenses for the second quarter of 2002 were $6.4 million, a decrease of $2.4 million from the second quarter of 2001. As part of its operating cost savings plan, the Company has significantly reduced its management workforce, resulting in lower selling, general and administrative expenses.

     The Company's income from unconsolidated subsidiaries during the second quarter of 2002 is related to WeBCo International LLC ("WeBCo"). WeBCo's increased profitability during 2002 is due to the success of its new venture in selling excess and secondary products.

     Interest expense increased $1.8 million in the second quarter of 2002 when compared to the same period in 2001. As of June 30, 2002, the Company had $107.6 million outstanding under its senior credit facility. As of June 30, 2001, the Company had $65.0 million outstanding under its prior working capital facility.

     The Company's other income increased by $4.0 million in the second quarter of 2002 when compared to the same period in 2001. As required by Section 126 of the Clean Air Act, certain limitations were developed to control the NOx emissions from industrial boilers. Because the Company does not use coal in its boilers and has taken steps to improve energy efficiency in its operations, the Company was able to sell a portion of its NOx allowances in June 2002 for $4.4 million.

     In June 2002, the Company received an income tax refund of $3.5 million in accordance with the Job Creation and Worker Assistance Act of 2002 signed by President Bush on March 9, 2002. This new act provides for an expansion of the carryback of net operating losses ("NOLs") from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded in 2001 to the 1997 through 1999 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. Continuing losses have raised doubts about the Company's ability to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. During the second quarter of 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. The deferred tax assets generated in the second quarter of 2002 and 2001 amounted to approximately $14 million and $25 million, respectively, and were fully offset by valuation allowances.

     In the second quarter of 2002, the Company recognized an extraordinary gain from the early extinguishment of debt related to the exchange offers.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2001

     In the first half of 2002, the Company recognized a net loss of $80.4 million, or $1.92 per diluted share. The first half of 2002 results included an extraordinary gain of $0.2 million on the early extinguishment of debt, the sale of excess NOx allowances for $4.4 million, the sale of Prudential common stock for $3.2 million as a result of Prudential's demutualization, and a tax refund of $3.5 million. Excluding the effects of these items, the net loss for the first half of 2002 was $91.6 million. Last year's first six months resulted in a net loss of $293.1 million, or $7.05 per diluted share. The Company's net loss for the first half of 2001 included a non-cash charge of

$153.8 million to fully reserve the Company's deferred tax assets, a restructuring charge of $12.3 million associated with an involuntary reduction program for exempt employees, and the write-off of the Company's remaining interests in certain joint ventures totaling $18.0 million. Excluding the effects of these items, the Company's net loss for the first half of 2001 was $108.9 million.

     Net sales in the first half of 2002 were $487.0 million, a decrease of $5.3 million from the first half of 2001. Total shipments in the first half of 2002 were 1.1 million tons compared to the first half of 2001 shipments of 1.2 million tons. While selling prices and order rates for sheet products began to improve during the second quarter of 2002, the Company's operating results were adversely affected by manpower movements within the plant as a result of the Company's strategic restructuring plan.

     Tin mill product net sales for the first half of 2002 were $236.2 million, an increase of $5.6 million from the first half of 2001. Shipments of tin mill product in the first half of 2002 were 394 thousand tons compared to 393 thousand tons for the same period in 2001.

     Sheet product net sales for the first half of 2002 were $250.8 million, a decrease of $10.9 million from the first half of 2001. Shipments of sheet product in the first half of 2002 were 751 thousand tons compared to 770 thousand tons in the first half of 2001.

     Costs of sales for the first half of 2002 were $511.1 million, or $446 per ton, compared to $533.0 million, or $458 per ton, for the first half of 2001. Cost of sales per ton decreased as a result of our cost reduction efforts and lower energy costs. The decrease was partially offset by an increase in the Company's pension and other postretirement benefits costs.

     Selling, general and administrative expenses for the first half of 2002 were $12.6 million, a decrease of $4.5 million from the first half of 2001. As part of its operating cost savings plan, the Company has significantly reduced its management workforce, resulting in lower selling, general and administrative expenses.

     The Company established and implemented its 2001 Workforce Downsizing Program effective March 2001. The program reduced non-represented staff employees by approximately 10%. After the program, the Company was operating with approximately 630 non-represented employees and approximately 3,500 represented employees. Due to the program, the Company recorded a $12.3 million restructuring charge during the first quarter of 2001. The restructuring charge consisted of $5.4 million of pension benefits and $3.9 million of other postretirement benefits. The remaining $3.0 million was related to other separation and severance benefits provided to the affected employees.

     The Company's income from unconsolidated subsidiaries during the first six months of 2002 is related to WeBCo. WeBCo's increased profitability during 2002 is due to the success of its new venture in selling excess and secondary products. During the first quarter of 2001, the Company recorded an $18.0 million charge to loss from unconsolidated subsidiaries, writing-off its investments in MetalSite and GalvPro.

     Interest expense increased $3.8 million in the first half of 2002 when compared to the same period in 2001. As of June 30, 2002, the Company had $107.6 million outstanding under its senior credit facility. As of June 30, 2001, the Company had $65.0 million outstanding under its prior working capital facility.

     In the first half of 2002, other income increased $6.5 million when compared to the same period in 2001. As required by Section 126 of the Clean Air Act, certain limitations were developed to control the NOx emissions from industrial boilers. Because the Company does not use coal in its boilers and has taken steps to improve energy efficiency in its operations, the Company was able to sell a portion of its NOx allowances in June 2002 for $4.4 million. In addition, during the first quarter of 2002, the Company received approximately $3.2 million from the sale of Prudential Financial stock it had received upon the demutualization of Prudential.

     In June 2002, the Company received an income tax refund of $3.5 million in accordance with the Job Creation and Worker Assistance Act of 2002 signed by President Bush on March 9, 2002. This new act provides for an expansion of the carryback of NOLs from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded in 2001 to the 1997 through 1999 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. Continuing losses have raised doubts about the Company's ability to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. During the first half of 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. The deferred tax assets generated in the first half of 2002 and 2001 were approximately $31 million and $54 million, respectively, and were fully offset by valuation allowances.

     In the second quarter of 2002, the Company recognized an extraordinary gain from the early extinguishment of debt related to the exchange offers.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and financing facilities amounted to $38.5 million at June 30, 2002 as compared to $33.6 million at December 31, 2001. Although liquidity has improved slightly since December 31, 2001, the Company's liquidity long-term has continued to decline primarily as a result of operating losses from prolonged adverse market conditions. To mitigate the effects of these prevailing adverse conditions, we have initiated a strategic restructuring plan to reduce operating costs and enhance our liquidity. The results and status of certain points of that strategic restructuring plan are summarized below.

     As of June 30, 2002, the Company had cash and equivalents of $10.5 million compared to $5.7 million as of December 31, 2001. The Company's statements of cash flows for the six months ended June 30 are summarized below:

                                                           2002        2001
                                                         --------    --------
                                                         DOLLARS IN THOUSANDS
Net cash used by operating activities..................  $(18,313)   $(43,243)
Net cash used by investing activities..................    (3,519)     (8,137)
Net cash provided by financing activities..............    26,644      65,000
                                                         --------    --------
Increase in cash.......................................  $  4,812    $ 13,620
                                                         ========    ========

     The $18.3 million net cash outflow from operating activities resulted from adverse market conditions prevailing in the domestic steel industry. To help offset the difficult market conditions, we undertook various measures during the first half of 2002 and during the year 2001 to enhance our operating cash flow by reducing overall operating costs and net working capital investment. Reductions in our net working capital investment during the first half of 2002 had a positive impact of $19.2 million on our liquidity. This was achieved mainly through a $17.4 million increase in accounts payable. The increase in accounts payable is associated with our increased operating purchase activity during the second quarter of 2002 and deferred debt issuance costs of $5.6 million related to the exchange offers. In addition, with the success of the bond exchanges, our payment terms have improved with some of our vendors. We have no significant past due payables.

     At current production and shipment levels, we anticipate sustaining our current levels of working capital investment, however, should the markets for our products continue to improve, we may increase our working capital investment, but such an increase could be funded in part by additional amounts available under our senior credit facility. We continue to pursue strategies to reduce our working capital investment, but opportunities for further reductions are substantially less than those already achieved.

     Net cash used by investing activities includes $3.5 million and $7.3 million of capital expenditures for the six months ended June 30, 2002 and June 30, 2001, respectively. Our senior credit facility places limits on our ability to make certain future capital expenditures to $13.8 million in 2002 and $34.5 million in 2003, subject to increase to $40.0 million in 2003 if we meet certain financial tests.

     The $26.6 million in net cash provided by financing activities in the first six months of 2002 consisted of $15.5 million in borrowings under our senior credit facility and $16.1 million in cash received under our vendor financing arrangements. Also included in financing activities for the first six months of 2002 was $4.9 million in deferred debt issue costs that had been paid in association with the bond exchanges. As of June 30, 2001, the Company had utilized $93.0 million under its previous working capital facilities.

     The new senior credit facility was established on October 26, 2001 by agreement with Fleet Capital Corporation, as agent for itself and other lenders, Foothill Capital Corporation, as syndication agent, The CIT

Group/Business Credit, Inc. and GMAC Business Credit LLC, which serve as co-documentation agents for the facility, and Transamerica Business Capital Corporation. At June 30, 2002, we had borrowed $107.6 million under the senior credit facility and we had utilized an additional $0.5 million under the letter of credit subfacility. Taking into account outstanding letters of credit, we had $28.0 million available for additional borrowing under the facility at June 30, 2002. Under the senior credit facility we will be able to make scheduled semi-annual cash interest payments on all public debt, provided that these cash payments may be reserved for against availability under the facility.

     Beginning in late October 2001, we also obtained assistance from certain key vendors and others through our vendor financing programs to improve our near term liquidity. As of June 30, 2002 we had received $27.6 million related to the sale and leaseback of the Foster-Wheeler Steam Generating Plant and related financing programs. The Company is expecting to receive additional proceeds from secured financing transactions involving the Company's general office building and research and development building.

     In the second quarter of 2002, as part of our announced strategic restructuring plan, the Company completed an offer to exchange its outstanding 11 3/8% Senior Notes due 2004 and its outstanding 10 3/4% Senior Notes due 2005 (collectively the "senior notes") for new 10% Senior Secured Notes due 2008 ("senior secured notes") and new Series C Convertible Redeemable Preferred Stock ("Series C preferred stock"). At the Company's request, the City of Weirton also completed an offer to exchange its 8 5/8% Pollution Control Bonds due 2014 ("series 1989 bonds") for new 2002 Secured Pollution Control Revenue Refunding Bonds ("secured series 2002 bonds"). The Company's liquidity will be enhanced through a reduction in debt service cost of up to approximately $27 million per year in 2002, 2003 and 2004, approximately $23 million in 2005 and approximately $18 million in 2006, provided the Company is not required to make contingent interest payments.

     At June 30, 2002, we had approximately $391 million in deferred tax assets which were fully reserved with a valuation allowance of the same amount. These assets, although they are fully reserved for financial accounting purposes, are available to offset future income tax liabilities should we generate taxable income. We have been required in the past, and may be required in the future, to make payments under federal alternative minimum tax regulation.

     Pension obligations have been excluded from the table below. At June 30, 2002, we had an accrued pension liability of $222.8 million and an accrued liability for other postretirement benefits of $360.0 million. During the first six months of 2002, we made no pension contribution and we paid $15.2 million for other postretirement benefits. Under minimum funding rules, no contribution is expected in 2002; however, substantial contributions of an average of at least $50 million per year are likely to be required in each of 2003 through 2007. Poor year to date performance by the financial markets and continued declines in interest rates, if not reversed, are likely to cause significant future increases in the Company's estimated required pension contributions over the next five years. Future funding requirements are dependent upon factors such as funded status, regulatory requirements for funding purposes that necessitate different and more restrictive assumptions for measuring obligations than those used for accounting, and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. As such, it is not possible to be more specific with respect to anticipated contributions. Additionally, actual future contributions may differ materially. We anticipate that payments for other postretirement benefits will increase from the $29.8 million we paid in 2001 in future years due to an increase in the number of retirees receiving benefits, as well as increases in per capita health care costs.

     We expect pension contributions and payments for postretirement benefits will require a substantial amount of liquidity over the next six years. Payments of these legacy costs may significantly affect the liquidity available for other purposes, including capital expenditures and other operating, investing and financing activities.

Liquidity Outlook

     The following table sets forth the timing of our liquidity requirements in regards to contractual obligations and commercial commitments:

(in millions)

                                                               LESS
                                                              THAN 1                4-5    AFTER 5
CONTRACTUAL OBLIGATIONS:                             TOTAL     YEAR    2-3 YEARS   YEARS    YEARS
------------------------                             ------   ------   ---------   -----   -------
Long Term Debt.....................................  $262.7   $ 0.5     $56.9(1)   $28.1   $177.2
Capital Lease Obligation (2).......................    27.6     0.8         3.7      4.6     18.5
Operating Leases...................................    12.7     5.4         6.0      1.3       --
Unconditional Purchase Obligations (3)
Other Long Term Obligations (4)....................    18.7     4.4         6.9      5.0      2.4
Redeemable Stock (5)...............................      --      --          --       --     48.4
                                                     ------   -----     -------    -----   ------
  Total Contractual Cash Obligations...............   321.7    11.1        73.5     39.0    246.5
OTHER COMMERCIAL COMMITMENTS:
Lines of Credit....................................   107.6      --       107.6       --       --
                                                     ------   -----     -------    -----   ------
          TOTAL....................................  $429.3   $11.1     $ 381.1    $39.0   $246.5
                                                     ======   =====     =======    =====   ======

---------------

(1) The exchanges that resulted in the issuance of the senior secured notes and secured series 2002 pollution control bonds were accounted for as troubled debt restructurings in accordance with SFAS 115. As a result of the accounting treatment, future interest payments are included in the carrying value of the liability. The payments reflected herein assume the maximum future cash flows associated with the senior secured notes and secured series 2002 bonds. This includes all contingent interest based on excess cash flow as defined in the indentures governing the securities. The Company's management currently does not believe that it will generate excess cash flow. As a result , the cash payments on long-term debt in year 2 to 3 would be reduced by $426.4 million if, as expected, we do not pay contingent interest.

(2) The capital lease obligation arises from the sale and leaseback of the Company's steam generating facilities as part of our vendor financing programs. The payments reflect the scheduled principal payments on the $27.6 million obligation that had been incurred as of June 30, 2002. The Company is not required to make payments on the obligation until the first quarter of 2003, at which time quarterly payments will begin. The payments will include both principal and interest. If the interest portion of the payment had been included in the chart above, the totals would have increased from $0.8 million to $2.5 million in less than one year, from $3.7 million to $10.1 million in two to three years, from $4.6 million to $10.1 million in four to five years and from $18.5 million to $30.2 million after five years. The Company also anticipates that it will receive $3 million to $5 million of additional proceeds from financing arrangements after the first quarter of 2002 which will increase the total future principal and interest payments by proportional amounts.

(3) We have entered into conditional purchase arrangements for a portion of our coke and pellet requirements and some of our energy requirements. In general, those requirements provide for us to purchase a minimum quantity of material at a variable or negotiated price that approximates the market price for those commodities. Because those purchases are conditioned on future purchase levels and changes in market price, they are not included in the above table.

(4) We are required to reimburse National Steel for benefits paid by the National Steel Pension Plan for Weirton Employees to people we induce into retiring before age 62 by offering some form of enhanced benefit. Based on the benefit enhancements granted as of June 30, 2002, we will make the reimbursement payments indicated.

(5) The redeemable stock includes the maximum redemption value of the Series C preferred stock. The Company is required to redeem the outstanding Series C preferred stock for that amount in 2013. The Company has the option to redeem the stock earlier for lesser amounts. The redeemable stock does not include any amounts for Series A preferred stock. Individual holders of Series A preferred stock, all of whom have received shares through distributions from the 1989 Employee Stock Ownership Plan, can redeem the shares at market value by putting the shares to the Company within specified windows of time after having received the distribution from the 1989 ESOP. It is not possible to know the amount and timing of redemption of the Series A preferred stock, therefore, it is not included herein.

     Based on the amount of cash on hand, the amount of cash expected to be generated from operating activities, cash savings resulting from our operating cost savings program, additional borrowing availability under our senior credit facility and liquidity improvement as a result of the consummation of the exchange offers, we believe that we will have sufficient liquidity through this year and into next year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections," was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied in fiscal years beginning after May 15, 2002. The Company is currently evaluating the effects of SFAS 145 and is preparing a plan for implementation.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material effect on the Company's June 30, 2002 financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     The Company issued $118.2 million in face amount of new 10% Senior Secured Notes due 2008 and 1.9 million shares of Series C Convertible Redeemable Preferred Stock with a mandatory redemption in 2014 of $48.4 million in exchange for the tendered senior notes due 2004 and 2005. The City of Weirton issued $27.3 million in principal amount of new Series 2002 Secured Pollution Control Revenue Refunding Bonds in exchange for the tendered Series 1989 bonds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     All of the Company's interest defaults were cured on June 18, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 10.21 -- Employment Agreement between John H. Walker and the Company dated April 18, 2002 (filed herewith).

         Exhibit 10.23 -- Employment Agreement between Mark E. Kaplan and the Company dated April 18, 2002 (filed herewith).

     (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under Items 5 and 7 thereof on July 2, 2002.

         The Company filed a Current Report on Form 8-K under Item 4 thereof on June 4, 2002. The Company subsequently amended Items 4 and 7 on June 21, 2002.

         The Company filed a Current Report on Form 8-K under Items 7 and 9 thereof on February 26, 2002.