Form 10-Q/A
period 2002-06-30
WEIRTON STEEL CORP
filed 2002-08-28
CIK 849979

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2002.

     or

     Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from       to       .

COMMISSION FILE NUMBER 1-10244

WEIRTON STEEL CORPORATION
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

DELAWARE                                                          06-1075442
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS employer
incorporation or organization)                               identification No.)

400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA                   26062-4989
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(304)797-2000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of July 31, 2002 was 41,935,992.

Due to typographical errors, the undersigned Registrant hereby amends its Quarterly Report on Form 10-Q dated August 14, 2002 as follows:

1. The table entitled "Contractual Obligations" included under the caption "Liquidity Outlook" appearing on page 17 is restated in its entirety as follows:

(in millions)

                                                           LESS THAN 1                                   AFTER 5
CONTRACTUAL OBLIGATIONS:                        TOTAL         YEAR        2-3 YEARS       4-5 YEARS       YEARS
Long Term Debt                                  $262.7        $ 0.5        $ 56.9(1)        $ 28.1        $177.2
Capital Lease Obligation (2)                      27.6          0.8           3.7              4.6          18.5
Operating Leases                                  12.7          5.4           6.0              1.3        --
Unconditional Purchase Obligations (3)
Other Long Term Obligations (4)                   18.7          4.4           6.9              5.0           2.4
Redeemable Stock (5)                              48.4           --            --               --          48.4
                                                ------        -----        ------           ------        ------
   Total Contractual Cash Obligations            370.1         11.1          73.5             39.0         246.5

OTHER COMMERCIAL COMMITMENTS:
Lines of Credit                                  107.6           --         107.6               --            --
                                                ------        -----        ------           ------        ------
                     TOTAL                      $477.7        $11.1        $181.1           $ 39.0      $  246.5
                                                ======        =====        ======           ======        ======


2. The last sentence in footnote (1) to the table entitled "Contractual Obligations" under the caption "Liquidity Outlook" appearing on page 17 is amended in its entirety to read as follows: "As a result, the cash payments on long-term debt in years 2 and 3 would be reduced by $26.4 million if, as expected, we do not pay contingent interest."

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

WEIRTON STEEL CORPORATION
Registrant


By /s/ Mark E. Kaplan
  -------------------------------------------

  Mark E. Kaplan
  Senior Vice President-Finance and Administration
  (Principal Accounting Officer)
   August 28, 2002