Form 10-Q/A
period 2002-06-30
WEIRTON STEEL CORP
filed 2002-08-29
CIK 849979

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

Due to an error by our filing agent, the undersigned Registrant hereby amends its Quarterly Report on Form 10-Q dated August 14, 2002 to include the signature page which was omitted in the original filing.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                                    /s/ MARK E. KAPLAN
                                          --------------------------------------
                                                      Mark E. Kaplan
                                            Senior Vice President-Finance and
                                                      Administration
                                              (Principal Accounting Officer)

                                                     August 14, 2002

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Weirton Steel Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                          /s/ John H. Walker
                                          Chief Executive Officer
                                          August 14, 2002

                                          /s/ Mark E. Kaplan
                                          Senior Vice President -- Finance and
                                          Administration
                                          August 14, 2002