Form 10-Q
period 2002-09-30
WEIRTON STEEL CORP
filed 2002-11-15
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2002.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
     -------------------- to
     --------------------.

                           COMMISSION FILE NUMBER 1-10244

                              WEIRTON STEEL CORPORATION
               (Exact name of Registrant as specified in its charter)

          DELAWARE               06-1075442
(State or other jurisdiction   (IRS employer
             of                identification
      incorporation or              No.)
       organization)

             400 THREE SPRINGS DRIVE, WEIRTON, WEST VIRGINIA 26062
     (Address of principal executive offices)                   (Zip Code)

                                 (304)797-2000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]           No [ ]

     The number of shares of Common Stock ($0.01 par value) of the Registrant issued and outstanding as of October 31, 2002 was 41,891,619.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                               --------------------      ---------------------
                                                 2002        2001          2002        2001
                                               --------    --------      --------    ---------
NET SALES....................................  $273,838    $241,495      $760,844    $ 733,827
OPERATING COSTS:
  Cost of sales..............................   261,998     267,081       773,141      800,063
  Selling, general and administrative
     expenses................................     6,980       8,643        19,568       25,750
  Depreciation...............................    15,933      16,350        48,987       49,011
  Restructuring charge.......................        --          --            --       12,338
                                               --------    --------      --------    ---------
     Total operating costs...................   284,911     292,074       841,696      887,162
                                               --------    --------      --------    ---------
LOSS FROM OPERATIONS.........................   (11,073)    (50,579)      (80,852)    (153,335)
  Income (loss) from unconsolidated
     subsidiaries............................     1,104         (38)        2,219      (18,518)
  Interest expense...........................    (4,617)     (9,453)      (27,309)     (28,347)
  Other income (expense), net................     1,875         (94)        9,167          677
                                               --------    --------      --------    ---------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM.......................................   (12,711)    (60,164)      (96,775)    (199,523)
  Income tax provision (benefit).............        --          --        (3,475)     153,765
                                               --------    --------      --------    ---------
LOSS BEFORE EXTRAORDINARY ITEM...............   (12,711)    (60,164)      (93,300)    (353,288)
  Extraordinary gain on early extinguishment
     of debt.................................        --          --           153           --
                                               --------    --------      --------    ---------
NET LOSS.....................................  $(12,711)   $(60,164)     $(93,147)   $(353,288)
                                               ========    ========      ========    =========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
  Basic......................................    41,938      41,589        41,936       41,578
  Diluted....................................    41,938      41,589        41,936       41,578
NET LOSS PER SHARE:
  Basic......................................  $  (0.30)   $  (1.45)     $  (2.22)   $   (8.50)
  Diluted....................................  $  (0.30)   $  (1.45)     $  (2.22)   $   (8.50)

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $10,820
     and $4,302, respectively...............................   $    11,309     $    5,671
  Receivables, less allowances of $6,917 and $7,487,
     respectively...........................................        94,643        103,046
  Inventories, net..........................................       156,602        136,850
  Other current assets......................................         2,608          5,980
                                                               -----------     ----------
     Total current assets...................................       265,162        251,547
Property, plant and equipment, net..........................       389,365        432,880
Intangible pension asset....................................        19,689         19,689
Other assets and deferred charges...........................        12,538         16,419
                                                               -----------     ----------
     Total Assets...........................................   $   686,754     $  720,535
                                                               ===========     ==========
LIABILITIES:
Current liabilities:
  Senior credit facility....................................   $   106,799     $   92,082
  Notes and bonds payable...................................         9,105        243,271
  Accounts payable..........................................        87,594         71,197
  Accrued pension obligation................................        59,300             --
  Postretirement benefits other than pensions...............        32,000         28,000
  Accrued employee benefits.................................        43,367         48,029
  Accrued taxes other than income...........................        15,795         15,008
  Other current liabilities.................................         2,180         15,916
                                                               -----------     ----------
     Total current liabilities..............................       356,140        513,503
Notes and bonds payable.....................................       284,813         67,806
Accrued pension obligation..................................       171,037        205,282
Postretirement benefits other than pensions.................       325,195        336,375
Other long term liabilities.................................        43,475         46,812
                                                               -----------     ----------
     Total Liabilities......................................     1,180,660      1,169,778
Redeemable Stock, net.......................................        68,603         20,348
  STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  43,816,754 and 43,812,763 shares issued, respectively.....           438            438
Additional paid-in-capital..................................       457,499        459,871
Accumulated deficit.........................................    (1,009,770)      (916,623)
Other stockholders' equity..................................       (10,676)       (13,277)
                                                               -----------     ----------
     Total Stockholders' Deficit............................      (562,509)      (469,591)
                                                               -----------     ----------
     Total Liabilities, Redeemable Stock, Net, and
      Stockholders' Deficit.................................   $   686,754     $  720,535
                                                               ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2002       2001
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(93,147)  $(353,288)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................    48,987      49,011
     (Income) loss from unconsolidated subsidiaries.........    (2,219)     18,518
     Deferred income taxes..................................        --     153,765
     Restructuring charge...................................        --      12,338
     Amortization of deferred financing costs...............     2,571       1,273
     Gain on early extinguishment of debt...................      (153)         --
     Cash provided (used) by working capital items:
       Receivables..........................................     8,403       3,158
       Inventories..........................................   (19,752)     77,464
       Other current assets.................................     3,372       7,509
       Accounts payable.....................................    16,397      (1,448)
       Employment costs.....................................    (4,662)         37
       Other current liabilities............................    14,400       1,412
     Accrued pension obligation.............................    25,055       8,775
     Other postretirement benefits..........................    (7,180)     (9,960)
     Other..................................................    (3,347)     (1,300)
                                                              --------   ---------
NET CASH USED BY OPERATING ACTIVITIES.......................   (11,275)    (32,736)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................    (6,066)     (8,549)
  Loans and advances to unconsolidated subsidiaries.........        --        (793)
                                                              --------   ---------
NET CASH USED BY INVESTING ACTIVITIES.......................    (6,066)     (9,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on senior credit facility..................    14,717          --
  Proceeds from vendor financing............................    16,055          --
  Issuance of long-term debt................................     3,000      65,000
  Repayment of debt obligations.............................      (209)    (16,019)
  Deferred financing costs..................................   (10,584)         --
                                                              --------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    22,979      48,981
                                                              --------   ---------
NET CHANGE IN CASH AND EQUIVALENTS..........................     5,638       6,903
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................     5,671      32,027
                                                              --------   ---------
CASH AND EQUIVALENTS AT END OF PERIOD.......................  $ 11,309   $  38,930
                                                              ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $ 14,944   $  26,668
  Income taxes refunded, net................................    (3,457)     (6,822)

NONCASH FINANCING ACTIVITIES:

     The Company issued $118.2 million in face amount of new Senior Secured Notes and 1.9 million shares of Series C Redeemable Preferred Stock with a mandatory redemption of $48.4 million in 2013 in exchange for $215.0 million in Senior Notes. The City of Weirton issued $27.3 million in principal amount of new Series 2002 Secured Pollution Control Revenue Refunding Bonds in exchange for $45.6 million of Series 1989 Bonds, which the Company is obligated to pay under the terms of a related loan agreement.

   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, OR IN MILLIONS OF DOLLARS
                                WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. The Consolidated Condensed Balance Sheet as of December 31, 2001 has been derived from the audited balance sheet included in the Company's 2001 Annual Report on Form 10-K, as amended. Unless context otherwise requires, the terms "Weirton," "the Company," "we," "us," "its" and "our" refer to Weirton Steel Corporation and its consolidated subsidiaries. Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

     Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 2001 Annual Report on Form 10-K, as amended.

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

NOTE 2

INVENTORIES

     Inventories consisted of the following:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2002            2001
                                                     -------------   ------------
Raw materials......................................      47,215        $ 38,732
Work-in-process....................................      39,338          29,275
Finished goods.....................................      70,049          68,843
                                                       --------        --------
                                                       $156,602        $136,850
                                                       ========        ========

NOTE 3

LIQUIDITY AND FINANCING ARRANGEMENTS

  Debt Obligations

                                              SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                              ------------------   -----------------
Obligation under senior credit facility.....       $106,799            $  92,082
Long-term Debt:
  10% Senior Secured Notes due 4/1/08.......        177,662                   --
  9% Secured Series 2002 Pollution Control
     Bonds due 4/30/11......................         45,162                   --
  Vendor financing obligations (capital
     lease).................................         28,472               11,531
  11 3/8% Senior Notes due 7/1/04...........         12,658              122,724
  10 3/4% Senior Notes due 6/1/05...........         16,336              121,256
  8 5/8% Pollution Control Bonds due
     11/1/14................................         10,720               56,300
  6 1/4% Term Loan due 8/14/14..............          2,961
  Less: Unamortized debt discount...........           (53)                 (734)
                                                   --------            ---------
Total debt obligations......................        293,918              311,077
Less: Current portion.......................         (9,105)(1)         (243,271)
                                                   --------            ---------
Long-term debt..............................       $284,813            $  67,806
                                                   ========            =========

---------------

(1) Included in the current portion of long-term debt at September 30, 2002 was $6.2 million in contingent interest payments. These contingent payments are based on excess cash flow as defined in the indentures governing the securities. The Company's management currently does not believe that it will generate excess cash flow, thus the Company will not be required to make these contingent interest payments. An extraordinary gain will be recognized for any contingent payments that are not required to be distributed.

  Term Loan Agreement

     As permitted by its senior credit facility, on August 15, 2002, the Company entered into a term loan agreement with Steelworks Community Federal Credit Union under which it borrowed $3.0 million out of a maximum amount available of $3.1 million. The loan is being amortized by equal quarterly principal payments commencing on September 30, 2002 and a final $1.1 million principal payment due August 14, 2014. The Company's obligations under the agreement are collateralized by its General Office, Research and Development Facility, and railroad rolling stock. Although the agreement imposes no independent financial maintenance covenants on the Company, the loan contains cross default provisions linked to certain of the default thresholds under the Company's senior credit facility.

  The Exchange Offers

     The principal amount of notes and bonds, originally outstanding, tendered and remaining are as follows:

                                      OUTSTANDING PRIOR   TENDERED FOR    OUTSTANDING
                                         TO EXCHANGE        EXCHANGE     AFTER EXCHANGE
                                      -----------------   ------------   --------------
11 3/8% Senior Notes due 2004.......      $122,724          $110,066        $12,658
10 3/4% Senior Notes due 2005.......       121,256           104,920         16,336
8 5/8% Pollution Control Bonds due
  11/1/14...........................        56,300            45,580         10,720
                                          --------          --------        -------
Total...............................      $300,280          $260,566        $39,714
                                          ========          ========        =======

     In June 2002 the Company issued $118.2 million in face amount of new 10% Senior Secured Notes due 2008 ("senior secured notes") and 1.9 million shares of Series C Convertible Redeemable Preferred Stock ("Series C preferred stock") with a mandatory redemption in 2013 of $48.4 million in exchange for the tendered senior notes due 2004 and 2005 ("senior notes"). The City of Weirton issued $27.3 million in principal amount of new Series 2002 Secured Pollution Control Revenue Refunding Bonds ("secured series 2002 bonds") in exchange for the tendered 8 5/8% Pollution Control Bonds ("series 1989 bonds"). The new notes and bonds are secured by second priority interests in our hot strip mill, our No. 9 tin tandem mill, and our tin assets.

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

     The indentures governing the new senior secured notes are similar to the old indentures prior to the exchange offers and contain covenants that limit, among other things, the incurrence of additional indebtedness, the declaration and payment of dividends and distributions on the Company's capital stock, investments in joint ventures, as well as mergers, consolidations, liens and sales of certain assets. The new indentures do not contain any financial maintenance covenants, and, in general, their restrictive covenants permit the Company more flexibility than the old indentures prior to the exchange offers. The indentures covering the remaining senior notes and series 1989 bonds have been amended to remove substantially all restrictive covenants.

  Troubled Debt Restructuring Accounting

     The new debt issues are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." SFAS No. 15 requires that a comparison be made between the maximum future cash outflows associated with the new senior secured notes and Series C preferred stock (including principal, stated and contingent interest, and related costs on the new senior secured notes and the mandatory redemption of the Series C preferred stock), and the recorded assets and liabilities relating to the outstanding senior notes as of the date of the exchange. A similar comparison was made between the cash flows associated with the new secured series 2002 bonds and the carrying amount of the series 1989 bonds.

     The details of the comparison of the maximum future cash outflows associated with the new securities issued and the recorded assets and liabilities related to the previously outstanding senior notes and bonds are summarized below:

                                                       SENIOR         SERIES 1989
                                                       NOTES             BONDS
                                                  ----------------   --------------
Principal value of notes and bonds..............      $214,986          $ 45,580
Accrued interest................................        23,972             2,490
Other assets and liabilities....................        (2,529)             (238)
                                                      --------          --------
Total associated net liability..................       236,429            47,832

                                                   SENIOR SECURED
                                                  NOTES & SERIES C   SECURED SERIES
                                                  PREFERRED STOCK      2002 BONDS
                                                  ----------------   --------------
Principal value of notes and bonds..............       118,242           27,348
Future maximum interest payments................        59,589           19,799
Issuance costs..................................        10,073            2,669
Maximum mandatory redemption value..............        48,372               --
                                                      --------          -------
Total maximum cash flow associated with
  securities issued.............................       236,276           49,816
                                                      --------          -------
Excess (shortfall) of the carrying value of
  assets and liabilities associated with the
  exchanged instruments compared to the total
  cash flow associated with the new securities
  issued........................................      $    153          $(1,984)
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

  Senior Credit Facility

     On May 3, 2002, our senior credit facility was amended and restated to, among other things, allow the exchange offers to be made and to provide additional collateral with a broader security base. The lenders under the senior credit facility were given a first priority security interest in our hot strip mill and tin mill assets in addition to our inventory, accounts receivable and No. 9 tin tandem mill, which served as collateral before the amendment.

     None of the amendments to the senior credit facility have changed the Company's borrowing base or increased its maximum available credit under the facility. However, the Company has achieved some availability improvements compared to its original 2001 facility, including through the Steelworks Community Federal Credit Union loan, the permitted disposition of certain nitrous oxide emissions credits for cash and the removal of a higher availability reserve under the facility in the event the Company were to structure an acceptable additional financing relating to its No. 9 tin tandem mill.

     In conjunction with banking arrangements entered into under the senior credit facility, all available cash from lockboxes is required to be used to pay down amounts outstanding under the facility. As a result, substantially all cash is restricted from use by the Company other than paying amounts outstanding under the senior credit facility. Cash needs are funded by borrowings under the senior credit facility. The Company's restricted cash balance of $10.8 million at September 30, 2002 represented amounts received into lockboxes and other deposit accounts that had not yet been transferred to pay down the senior credit facility.

NOTE 4

SERIES C PREFERRED STOCK

     The Company issued shares of Series C preferred stock to the holders of senior notes who tendered their outstanding notes in the exchange offer. The Series C preferred stock is subject to mandatory redemption on April 1, 2013 at a redemption price of $25 per share in cash. Prior to April 1, 2013, the Company has the option of redeeming the Series C preferred stock, in whole or in part in cash, at the end of each 12-month period beginning April 1 of each year based on the following redemption schedule:

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

     The Series C preferred stock is not convertible at the option of the holders of the stock. However, the Company has the option of causing the conversion of the Series C preferred stock into shares of its common stock prior to April 1, 2006 in connection with a significant transaction. A significant transaction is any transaction in which either an entity acquires more than 50% of the voting power of our capital stock or we enter into a merger or other business combination in which we are not the surviving entity.

     The Series C preferred stock is generally non-voting stock and it is not entitled to receive dividends.

NOTE 5

EARNINGS PER SHARE

     For the three months ended September 30, 2002 and 2001, basic and diluted earnings per share were the same; however, common stock equivalents totaling 3,339,417 and 3,956,104, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect. For the nine months ended September 30, 2002 and 2001, basic and diluted earnings per share were the same; however, common stock equivalents totaling 3,391,992 and 4,836,525, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

NOTE 6

RESTRUCTURING CHARGES

     As part of its five part strategic restructuring plan, the Company began an operating cost savings program in 2001. In conjunction with that program, the Company's management and the Independent Steel Workers Union negotiated new labor agreements that became effective in October 2001. The agreement for production and maintenance employees provided for the permanent elimination of a minimum of 372 jobs. The office, clerical and technical agreement provided for the right to eliminate a minimum of 78 jobs. The Company also streamlined its management structure by eliminating non-core and redundant activities resulting in a reduction of 100 management positions.

     These workforce reductions, completed in April 2002, were a key component to the operating cost savings program. Having identified the specific positions and job classes that were subject to the reduction and having notified all employees that were potentially subject to reduction, the Company recorded a restructuring charge of $129.0 million in the fourth quarter of 2001. The fourth quarter restructuring charge consisted of a $90.0 million increase in our accrued pension cost and a $28.6 million increase in our liability for other postretirement benefits. Also, as part of the 2001 fourth quarter restructuring charge, the Company recorded a $7.7 million liability for additional pension benefits related to the induced early retirement of the Company's employees. As part of the agreement under which the Company acquired its assets from National Steel Corporation in 1984, National Steel agreed to assume the responsibility for benefits related to employees' service prior to acquisition of the facilities by the Company. However, under the same agreement, the Company is required to partially reimburse National Steel for pension benefits paid by the National Steel Pension plan if Company employees are induced into retiring early and receive benefits from the National Steel plan. The remaining $2.7 million of the 2001 fourth quarter restructuring charge was related to other separation and severance benefits provided to the affected employees.

     In March 2001, prior to the initiation of the Company's strategic restructuring plan, the Company established and implemented the 2001 Workforce Downsizing Program. That program reduced non-represented staff employees by approximately 10%. As a result, the Company recorded a 2001 first quarter restructuring charge of $12.3 million consisting of an increase in accrued pension cost of $5.4 million and an increase in our liability for other postretirement benefits of $3.9 million. The remaining $3.0 million consisted of a $0.6 million liability to reimburse the National Steel Pension plan for induced retirements and $2.4 million of other separation and severance benefits provided to the affected employees.

     The following table summarizes the impacts of the 2001 restructuring charges, other than those related to pension and other postretirement benefits costs, by the affected balance sheet liabilities:

                                             12/31/2001     NEW       CASH        OTHER      9/30/2002
                                              BALANCE     CHARGES   PAYMENTS   ADJUSTMENTS    BALANCE
                                             ----------   -------   --------   -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Current liabilities (1)....................   $ 4,067       --       $3,119        --         $  948
Other liabilities (2)......................     8,268       --          650        --         $7,618
                                              -------        --      ------         --        ------
Total......................................   $12,335       --       $3,769        --         $8,566
                                              =======        ==      ======         ==        ======

---------------

(1) The amounts accrued in current liabilities consist of charges for salary continuance and other termination benefits for the affected employees, as well as legal, actuarial and other services provided in connection with the workforce downsizing programs. The Company expects to pay the remainder of this liability by the end of 2002.

(2) Other liabilities consist of the Company's liability to reimburse National Steel for the benefits paid by the National Steel Pension plan for Company employees. The reimbursement to National Steel will be made as the National Steel plan makes payments to Weirton Steel retirees.

NOTE 7

DEFERRED TAX ASSETS

     The Company provided a 100% valuation allowance for its deferred tax assets during the quarter ended September 30, 2001, increasing the non-cash provision for income taxes and net loss for that quarter by $153.8 million, or $3.70 per diluted share. The Company will continue to provide a 100% valuation allowance for the deferred income tax assets until it returns to an appropriate level of cumulative financial accounting income.

     The ultimate realization of the net deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense (decreasing shareholders' deficit).

     In June 2002, the Company received an income tax refund of $3.5 million in accordance with the Job Creation and Worker Assistance Act of 2002 signed by President Bush on March 9, 2002. This new act provides for an expansion of the carryback of net operating losses ("NOLs") from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its NOL recorded in 2001 to the 1997 through 1999 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years.

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

OVERVIEW

     General. We are a major integrated producer of flat rolled carbon steel with principal product lines consisting of tin mill products and sheet products. Tin mill products include tin plate, chrome coated and black plate steels and are consumed principally by the container and packaging industry for food cans, general line cans and closure applications, such as caps and lids. Tin mill products accounted for 46% of our revenues and 34% of tons shipped in the first nine months of 2002. Sheet products include hot and cold rolled and both hot-dipped and electrolytic galvanized steels and are used in numerous end-use applications, including among others the construction, appliance and automotive industries. Sheet products accounted for 54% of our revenues and 66% of tons shipped in the first nine months of 2002. In addition, we currently are providing tolling services at our hot strip mill for a major stainless steel producer, which accounts for approximately 15% of the overall capacity of our hot strip mill.

     We seek to fundamentally reposition our business to focus on the production and sale of tin mill and other higher margin value-added products and shift our product mix away from lower margin, commodity flat-rolled sheet products principally through strategic acquisitions and targeted investments.

     In general, commodity sheet products are produced and sold in high volume in standard dimensions and specifications. Tin mill and other value-added products require further processing, and generally command higher profit margins and typically are less affected by imports and domestic competition. The market for tin mill products generally remains stable over the typical business cycle as compared to more volatile markets for sheet steel products. Domestic supply of tin mill products has been limited by the relatively small number of domestic producers, facility rationalizations, enforcement of antidumping restrictions and tariffs. In addition, our tin mill product sales are based upon contracts of one year or more and are, therefore, less subject to price volatility than spot market sales.

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

     Our strategic restructuring plan has five integral steps, the first four of which have been implemented beginning in late 2001:

        - reducing our operating costs on an annual basis through the full implementation of a cost savings program which included a workforce reduction, reductions to our employee benefits costs and other operating cost savings, which became effective in late October 2001 (which is expected to generate approximately $51 million in annual cost savings);

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

        - restructuring our long term debt and lowering our debt service costs through the exchange offers in order to increase our liquidity and financial flexibility by approximately $27 million in 2002, 2003 and 2004, approximately $23 million in 2005 and approximately $18 million in 2006, provided we are not required to pay contingent interest; and

        - fundamentally repositioning our business to focus on the production and sale of tin mill and other higher margin value-added products and to shift our product mix away from lower margin commodity flat-rolled sheet products principally through strategic acquisitions and targeted investments.

     Weirton, like most United States integrated steel producers, has sustained significant losses and a decrease in liquidity as a result of prolonged adverse market conditions and depressed selling prices caused primarily by dramatic increases in imported steel during the period 1998 through early 2002. Many industry observers believe that the severe weaknesses in the United States steel industry will lead to a restructuring of the industry. This observation is reinforced by the large number of domestic steelmakers now in bankruptcy proceedings.

     In June 2001, the Bush Administration initiated a trade investigation by the International Trade Commission ("ITC") under Section 201 of the Trade Practices Act of 1974 regarding the illegal dumping of steel by foreign competitors. On October 22, 2001, the ITC found that 12 steel product lines, representing 74% of the imports under investigation, sustained serious injury because of foreign imports. These product lines include hot rolled, cold rolled, galvanized sheet and coil, and tin mill products. On March 5, 2002, President Bush decided to impose tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief with respect to other products, subject to a review after 18 months by the ITC, which has the authority to continue or terminate the tariffs. All our flat-rolled product lines, including tin mill, hot rolled and cold rolled sheet and galvanized products, have benefited and should continue to benefit from the imposition of tariffs. In addition, imported steel slabs are subject to an increasing annual quota of at least 5.4 million tons, subject to the imposition of tariffs if the tonnage exceeds the quota limit, excluding steel slabs from Mexico and Canada.

     From June 2002 through August 2002, the Office of the U.S. Trade Representative granted 737 tariff exclusions. The majority of these exclusions covered steel products not produced in the United States. The next round of exclusion requests began in November 2002 and will continue through March 2003.

     A number of countries have objected to the tariffs and have filed appeals with the World Trade Organization ("WTO"). Although the Administration maintains its investigation and decision conform with WTO regulations, if the complainants are successful, the scope, duration and effectiveness of the tariffs could be affected in a manner adverse to us.

     We believe that the imposition of tariffs under the Section 201 order has had the effect of restricting steel imports to the United States through the first part of 2002, and selling prices and shipment volumes have improved from what we otherwise would have realized without the imposition of tariffs. We also believe that the improvements in selling prices and shipment volumes have been supply driven. Some flat rolled product capacity has recently restarted, and we anticipate further capacity may restart in the near future. If the economy does not recover from its current state and capacity rationalizations in flat rolled products do not happen, these improvements may be in jeopardy. In September 2002, the U.S. Court of International Trade ruled against several Japanese steel companies attempting to overturn the Administration's tariff on tin mill products; the tariff remains in effect. Due to this type of litigation and the large number and variety of forces that impact the markets for our products, we are not able to quantify the specific effects of the Section 201 ruling.

     In another ruling, the same court vacated an August 2000 ITC ruling against Japanese tin mill products. The commission had imposed duties of 95% for five years on certain Japanese tin producers. The Company and the federal government have appealed the decision. The case is pending before a federal appeals court in Washington, D.C.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

     In the third quarter of 2002, the Company recognized a net loss of $12.7 million or $0.30 per diluted share. This compares with a net loss of $60.2 million, or $1.45 per diluted share, for the same period in 2001. During the third quarter of 2002, the Company received a legal settlement of $1.9 million from one of its vendors.

     Net sales in the third quarter of 2002 were $273.8 million, an increase of $32.3 million or 13% from the third quarter of 2001. Total shipments in the third quarter of 2002 were 579 thousand tons compared to the third quarter of 2001 shipments of 556 thousand tons. While selling prices and order rates for sheet products continued to improve in the third quarter of 2002, the Company's operating results continued to be temporarily adversely affected by manpower movements within the plant as a result of the Company's strategic restructuring plan.

     Tin mill product net sales for the third quarter of 2002 were $114.7 million, a decrease of $6.1 million from the third quarter of 2001. Shipments of tin mill product in the third quarter of 2002 were 194 thousand tons compared to 203 thousand tons in the third quarter of 2001. This decrease was primarily a result of a decrease in tin shipments.

     Sheet product net sales for the third quarter of 2002 were $159.1 million, an increase of $38.4 million from the third quarter of 2001. Shipments of sheet product in the third quarter of 2002 were 385 thousand tons compared to 353 thousand tons in the third quarter of 2001. The increase in sheet product net sales was mainly attributable to an increase in sheet selling prices.

     Cost of sales for the third quarter of 2002 were $262.0 million, or $453 per ton, compared to $267.1 million, or $480 per ton, for the third quarter of 2001. Cost of sales per ton decreased as a result of our cost reduction efforts and lower energy costs. The decrease was partially offset by an increase in the Company's pension and other postretirement benefits costs.

     Selling, general and administrative expenses for the third quarter of 2002 were $7.0 million, a decrease of $1.6 million from the third quarter of 2001. As part of its operating cost savings plan, the Company has significantly reduced its management workforce, resulting in lower selling, general and administrative expenses.

     The Company's income from unconsolidated subsidiaries during the third quarter of 2002 is related to WeBCo International LLC ("WeBCo"). WeBCo's increased profitability during 2002 is due to the success of its new venture in selling excess and secondary sheet products.

     Interest expense decreased $4.8 million in the third quarter of 2002 when compared to the same period in 2001. This decrease is a result of our successful exchange offers partially offset by the increase in our working facility. As of September 30, 2002, the Company had $106.8 million outstanding under its senior credit facility. As of September 30, 2001, the Company had $49.0 million outstanding under its prior working capital facility.

     The Company's other income increased by $2.0 million in the third quarter of 2002 compared to the same period in 2001. During the third quarter of 2002, the Company received a $1.9 million legal settlement from one of its suppliers.

     The deferred tax assets generated in the third quarter of 2002 and 2001 amounted to approximately $6 million and $24 million, respectively, and were fully offset by valuation allowances.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

     In the first nine months of 2002, the Company recognized a net loss of $93.1 million, or $2.22 per diluted share. The first nine months of 2002 results included an extraordinary gain of $0.2 million on the early extinguishment of debt, the sale of excess NOx allowances for $4.4 million, the sale of Prudential common stock for $3.2 million as a result of Prudential's demutualization, a tax refund of $3.5 million and a legal settlement of $1.9 million. Last year's first nine months resulted in a net loss of $353.3 million, or $8.50 per diluted share. The Company's net loss for the first nine months of 2001 included a non-cash charge of $153.8 million to fully reserve the Company's deferred tax assets, a restructuring charge of $12.3 million associated with an involuntary reduction program for exempt employees, and the write-off of the Company's remaining interests in certain joint ventures totaling $18.0 million.

     Net sales in the first nine months of 2002 were $760.8 million, an increase of $27.0 million from the first nine months of 2001. Total shipments in the first nine months of 2002 and 2001 were both 1.7 million tons.

     Tin mill product net sales for the first nine months of 2002 were $350.9 million, a decrease of $0.4 million from the first nine months of 2001. Shipments of tin mill product in the first nine months of 2002 were 588 thousand tons compared to 595 thousand tons for the same period in 2001.

     Sheet product net sales for the first nine months of 2002 were $409.9 million, an increase of $27.4 million from the first nine months of 2001. Shipments of sheet product in the first nine months of 2002 and 2001 were both
1.1 million tons. The increase in sheet product net sales was primarily a result of increased sheet selling prices.

     Costs of sales for the first nine months of 2002 were $773.1 million, or $448 per ton, compared to $800.1 million, or $466 per ton, for the first nine months of 2001. Cost of sales per ton decreased as a result of our cost reduction efforts and lower energy costs. The decrease was partially offset by an increase in the Company's pension and other postretirement benefits costs.

     Selling, general and administrative expenses for the first nine months of 2002 were $19.6 million, a decrease of $6.2 million from the first nine months of 2001. Primarily due to its operating cost savings plan, the Company has significantly reduced its management workforce, resulting in lower selling, general and administrative expenses.

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

     The Company's income from unconsolidated subsidiaries during the first nine months of 2002 is related to WeBCo. WeBCo's increased profitability during 2002 is due to the success of its new venture in selling excess and secondary sheet products. During the first quarter of 2001, the Company recorded an $18.0 million charge to loss from unconsolidated subsidiaries, writing-off its investments in MetalSite and GalvPro.

     Interest expense decreased $1.0 million in the first nine months of 2002 when compared to the same period in 2001. This decrease is a result of our successful exchange offers. As of September 30, 2002, the Company had $106.8 million outstanding under its senior credit facility. As of September 30, 2001, the Company had $49.0 million outstanding under its prior working capital facility.

     In the first nine months of 2002, other income increased $8.5 million when compared to the same period in 2001. During the third quarter of 2002, the Company received proceeds from a legal settlement of $1.9 million. As required by Section 126 of the Clean Air Act, certain limitations were developed to control the NOx emissions from industrial boilers. Because the Company does not use coal in its boilers and has taken steps to improve energy efficiency in its operations, the Company was able to sell a portion of its NOx allowances in June 2002 for $4.4 million. In addition, during the first quarter of 2002, the Company received approximately $3.2 million from the sale of Prudential Financial stock it had received upon the demutualization of Prudential.

     In June 2002, the Company received an income tax refund of $3.5 million in accordance with the Job Creation and Worker Assistance Act of 2002 signed by President Bush on March 9, 2002. This new act provides for an expansion of the carryback of NOLs from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded in 2001 to the 1997 through 1999 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. Continuing losses have raised doubts about the Company's ability to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. During the first nine months of 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. The deferred tax assets generated in the first nine months of 2002 and 2001 were approximately $38 million and $78 million, respectively, and were fully offset by valuation allowances.

     In the second quarter of 2002, the Company recognized an extraordinary gain from the early extinguishment of debt related to the exchange offers.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and financing facilities amounted to $46.3 million at September 30, 2002 as compared to $33.6 million at December 31, 2001. Although liquidity has improved since December 31, 2001, the Company's liquidity long-term has continued to decline primarily as a result of operating losses from prolonged adverse market conditions. To mitigate the effects of these prevailing adverse conditions, we have initiated a strategic restructuring plan to reduce operating costs and enhance our liquidity. The results and status of certain points of that strategic restructuring plan are summarized below.

     As of September 30, 2002, the Company had cash and equivalents, including restricted cash, of $11.3 million compared to $5.7 million as of December 31, 2001. The Company's statements of cash flows for the nine months ended September 30 are summarized below:

                                                            2002        2001
                                                          ---------   ---------
                                                          DOLLARS IN THOUSANDS
Net cash used by operating activities...................  $(11,275)   $(32,736)
Net cash used by investing activities...................    (6,066)     (9,342)
Net cash provided by financing activities...............    22,979      48,981
                                                          --------    --------
Increase in cash........................................  $  5,638    $  6,903
                                                          ========    ========

     The $11.3 million net cash outflow from operating activities resulted from adverse market conditions prevailing in the domestic steel industry during the first half of 2002. To help offset the difficult market conditions, we undertook various measures during the first nine months of 2002 and during the year 2001 to enhance our operating cash flow by reducing overall operating costs and net working capital investment. Reductions in our net working capital investment during the first nine months of 2002 had a positive impact of $17.3 million on our liquidity. This was achieved mainly through a $16.4 million increase in accounts payable. The increase in accounts payable is associated with our increased operating purchase activity during the third quarter of 2002. Following our successful exchange offers, our payment terms have improved with some of our vendors. We have no significant past due payables.

     At current production and shipment levels, we anticipate sustaining our current levels of working capital investment. However, should the markets for our products continue to improve, we may increase our working capital investment and could fund the increase at least in part by additional borrowings under our senior credit facility. We continue to pursue strategies to reduce our working capital investment, but opportunities to do so are limited and are substantially less than those already achieved.

     Net cash used by investing activities includes $6.1 million and $8.5 million of capital expenditures for the nine months ended September 30, 2002 and September 30, 2001, respectively. Our senior credit facility places limits on our ability to make certain future capital expenditures to $13.8 million in 2002 and $34.5 million in 2003, subject to increase to $40.0 million in 2003 if we meet certain financial tests.

     The $23.0 million in net cash provided by financing activities in the first nine months of 2002 consisted of $14.7 million in borrowings under our senior credit facility and $16.1 million in cash received under our vendor financing arrangements. Also included in financing activities for the first nine months of 2002 was $10.6 million in deferred debt issuance costs that had been paid in connection with the bond exchanges. As of September 30, 2001, the Company had utilized $65.0 million under its previous working capital facilities.

     Our new senior credit facility was established on October 26, 2001 (and was amended and restated on May 3, 2002) under a loan and security agreement with Fleet Capital Corporation, as agent for itself and other lenders, Foothill Capital Corporation, as syndication agent, The CIT Group/Business Credit, Inc. and GMAC Business Credit LLC, which serve as co-documentation agents for the facility, and Transamerica Business Capital Corporation. At September 30, 2002, we had borrowed $106.8 million under the senior credit facility and we had utilized an additional $0.5 million under the letter of credit subfacility. Taking into account outstanding letters of credit, we had $35.0 million available for additional borrowing under the facility at September 30, 2002. Under the senior credit facility we are allowed to make scheduled semi-annual cash interest payments on the senior secured notes, senior notes, secured series 2002 bonds and series 1989 bonds, provided that these cash payments are reserved against availability under the facility.

     Beginning in late October 2001, we also obtained assistance from certain key vendors and others through our vendor financing programs to improve our near term liquidity. As of September 30, 2002 we had received $28.5 million related to the sale and leaseback of our Foster-Wheeler Steam Generating Plant and related financing programs.

     During the third quarter of 2002, the Company received an additional $3.0 million from a secured loan involving the Company's General Office, and Research and Development Facility and railroad rolling stock.

     In the second quarter of 2002, as part of our announced strategic restructuring plan, the Company completed an offer to exchange its outstanding 11 3/8% Senior Notes due 2004 and its outstanding 10 3/4% Senior Notes due 2005 (collectively the "senior notes") for new 10% Senior Secured Notes due 2008 ("senior secured notes") and new Series C Convertible Redeemable Preferred Stock ("Series C preferred stock"). At the Company's request, the City of Weirton also completed an offer to exchange its 8 5/8% Pollution Control Bonds due 2014 ("series 1989 bonds") for new 2002 Secured Pollution Control Revenue Refunding Bonds ("secured series 2002 bonds"). The Company's liquidity will be enhanced through a reduction in debt service cost of up to approximately $27 million per year in 2002, 2003 and 2004, approximately $23 million in 2005 and approximately $18 million in 2006, provided the Company is not required to make contingent interest payments. The Company's management currently does not believe that it will generate "excess cash flow" in the near term, thus the Company will most likely not be required to make the $6.2 million in contingent interest payments included in the current portion of long-term debt at September 30, 2002.

     At September 30, 2002, we had approximately $394.3 million in deferred tax assets which were fully reserved with a valuation allowance of the same amount. These assets, although they are fully reserved for financial accounting purposes, are available to offset future income tax liabilities should we generate taxable income. We have been required in the past, and may be required in the future, to make payments under federal alternative minimum tax regulation.

     Pension obligations may have a serious effect on our liquidity over the next few years. Pension obligations and other postretirement benefits have been excluded from the Liquidity Outlook table below. At September 30, 2002, we had an accrued pension liability of $230.3 million and an accrued liability for other postretirement benefits of $357.2 million. During the first nine months of 2002, we made a pension contribution of $1.2 million, and we paid $23.4 million for other postretirement benefits. Under minimum funding rules, no additional pension contributions are required to be made in 2002; however, substantial contributions averaging approximately $70 million per year are likely to be required in each of 2003 through 2007. These large, unanticipated amounts arise to a great extent from poor year to date performance by the financial markets and continued declines in interest rates and their effect on our pension trust assets. Future funding requirements will be dependent upon factors such as funded status, regulatory requirements that mandate more restrictive assumptions for measuring pension obligations than those used for accounting purposes, and the level and timing of asset returns as compared with those of expected benefit disbursements. These factors make it impossible to be more specific about the Company's required future pension contributions at this time and actual future contributions may differ materially.

     We anticipate that payments for other postretirement benefits will increase in future years from the $29.8 million we paid in 2001 due to an increase in the number of retirees receiving benefits, as well as increases in per capita health care costs.

     We expect pension contributions and payments for postretirement benefits will require a substantial amount of liquidity over the next five years. Payments of these legacy costs may significantly affect the liquidity available for other purposes, including capital expenditures and other operating, investing and financing activities.

     To address the issues created by these legacy cash requirements, the Company is considering several steps, these include:

        - Supporting the lobbying efforts of several organizations, including the American Benefits Council Retirement Task Force. The focus of this group has been to provide funding relief by allowing plan sponsors to spread required contributions over a longer period of time.

        - Requesting a funding waiver from the Internal Revenue Service. A funding waiver, if granted, would allow the Company to fund required contributions, for select plan years, over a five year period.

        - Exploring changes to our existing retirement benefit plans (pension and postretirement medical benefits) which we believe will be necessary for us to remain competitive in light of benefit changes taking place as the steel industry is restructured.

     Although the Company is addressing the issue created by legacy cash requirements, there can be no assurance that our efforts will be successful. If our efforts are successful, a significant amount of cash may still be required in the future.

     Based on current conditions, we broadly estimate that a charge to shareholders' equity of approximately $100 million may be required at December 31, 2002 to reflect increased pension obligations relative to their supporting assets. Under accounting principles generally accepted in the United States, changes in the market value of the assets held in trust for pension purposes can result in significant changes in the sponsor's balance sheet. The accounting rules provide that if, at any plan measurement date (which in our case is December 31 of each year), the fair value of plan assets is less than the plan's accumulated benefit obligation ("ABO"), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets, and any prepaid pension assets must be removed from the balance sheet. The sum of the liability and prepaid pension assets must be offset by the recognition of an intangible asset and/or as a direct charge against shareholders' equity. These adjustments have no direct impact on earnings per share or cash. As of September 30, 2002, the fair value of plan assets for our pension plan was $522.8 million.

     Any such increase in shareholders' deficit is not expected to affect any of our debt covenants or borrowing arrangements. The foregoing estimates are forward looking statements. Predictions as to the value of and return on plan assets and the resulting impact on equity are subject to substantial uncertainties such as, among other things, investment performance and interest rates.

Liquidity Outlook

     The following table sets forth the timing of our liquidity requirements in regards to contractual obligations and commercial commitments:

                                                          LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS:                         TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
------------------------                         ------   ---------   ---------   ---------   -------
                                                                    (IN MILLIONS)
Long Term Debt.................................  $265.6     $ 6.9      $ 56.9(1)    $28.0     $173.8
Capital Lease Obligation (2)...................    29.3       2.2         3.8         4.8       18.5
Operating Leases...............................    18.3       8.1         9.7         0.5         --
Unconditional Purchase Obligations (3)
Other Long Term Obligations (4)................    18.7       4.4         6.9         5.0        2.4
Redeemable Stock (5)...........................    48.4        --          --          --       48.4
                                                 ------     -----      ------       -----     ------
  Total Contractual Cash Obligations...........   380.3      21.6        77.3        38.3      243.1
OTHER COMMERCIAL COMMITMENTS:
Lines of Credit................................   106.8        --       106.8          --         --
                                                 ------     -----      ------       -----     ------
          Total................................  $487.1     $21.6      $184.1       $38.3     $243.1
                                                 ======     =====      ======       =====     ======

---------------

(1) The exchanges that resulted in the issuance of the senior secured notes and secured series 2002 pollution control bonds were accounted for as troubled debt restructurings in accordance with SFAS 115. As a result of this accounting treatment, future interest payments are included in the carrying value of the liability. The payments reflected herein assume the maximum future cash flows associated with the senior secured notes and secured series 2002 bonds. This includes all contingent interest based on excess cash flow as defined in the indentures governing the securities. The Company's management currently does not believe that it will generate excess cash flow. As a result, the cash payments on long-term debt in years 2 and 3 would be reduced by $27.1 million if, as expected, we do not pay contingent interest.

(2) The capital lease obligation arises from the sale and leaseback of the Company's steam generating facilities as part of our vendor financing programs. The payments reflect the scheduled principal payments on the $28.5 million obligation that had been incurred as of September 30, 2002. The Company is not required to make payments on the obligation until the first quarter of 2003, at which time quarterly payments will begin. The payments will include both principal and interest. If the interest portion of the payment had been included in the chart above, the totals would have increased from $2.2 million to $3.8 million in less than one year, from $3.8 million to $10.1 million in two to three years, from $4.8 million to $10.1 million in four to five years and from $18.5 million to $29.0 million after five years.

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

(4) Includes required reimbursements to National Steel Corporation for induced retirements of Company employees also covered by the National Steel Pension plan. Based on the benefit enhancements granted as of September 30, 2002, we will make the reimbursement payments indicated.

(5) The Redeemable Stock includes the maximum redemption value of the Series C preferred stock which the Company is required to redeem in 2013. The Company has the option to redeem the stock earlier for lesser amounts. The redeemable stock does not include any amounts for Series A preferred stock. Distributees of Series A preferred stock from the 1989 Employee Stock Ownership Plan can require the Company to repurchase the shares for cash at market value within specified windows of time after receiving their shares. Series A preferred stock may also be converted into common stock or continue to be held by the distributees after the mandatory repurchase periods. As a result, it is not possible to know the amount and timing of redemption of the Series A preferred stock, and it has not been included.

     The Company's future liquidity remains largely dependent upon its cash flow from operations, which is closely related to business conditions in the domestic steel industry. Based upon its current commercial and operating forecasts, the Company believes that cash flows generated from operating activities and other available sources will be sufficient to meet its short term cash needs. Notwithstanding its projections, the Company continues to pursue a number of strategies to further improve liquidity and mitigate the potential effects of any differences from forecasted results. The principal strategies include: (i) seeking acquisitions or commercial and operational affiliations; (ii) seeking ways to improve margins through enhancing product mix; and (iii) seeking relief from anticipated pension contributions through a funding waiver and legislative changes through lobbying efforts.

     If actual results of operations differ materially from those forecasted and the Company is not successful in implementing other liquidity improvement strategies, the Company's liquidity will be adversely affected and may not be sufficient to meet its needs.

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

FORWARD LOOKING STATEMENTS

     This Item contains certain forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risk and uncertainties, many of which cannot be predicted with accuracy. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward looking statements. Although the Company believes that its assumptions made in connection with the forward looking statements are reasonable, there are no assurances that such assumptions or expectations will prove to have been correct due to the foregoing and other factors. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company is under no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     During the course of 2003, some critical raw materials, such as coke and natural gas, may be subject to price risk caused by market changes. China, the largest exporter of coke, is producing less and consuming more coke and is expected to reduce exports by 3.0 million tons. Recent blast furnace start-ups and coke plant closures have resulted in an estimated 3.0 million ton deficit in domestic coke availability. For 2003, coke prices have risen approximately 10% to 15% per ton domestically and approximately 20% to 30% per ton internationally. At normal consumption levels, a $1.00 per ton change in our coke costs would result in an estimated $1.1 million change in our annual operating costs.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report, and they have concluded that these controls and procedures are effective.

CHANGE IN INTERNAL CONTROLS

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to within 90 days of the filing of this report.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 10.1 -- Employment Agreement between David B. Bordo and the Company dated September 30, 2002 (filed herewith).

         Exhibit 99.1 -- Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 -- Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         Not applicable

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                                    /s/ MARK E. KAPLAN
                                          --------------------------------------
                                                      Mark E. Kaplan
                                            Senior Vice President-Finance and
                                                      Administration
                                              (Principal Financial Officer)

                                                    November 14, 2002

        CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND
                  CIRCUMSTANCES RELATING TO QUARTERLY REPORTS

     I, John H. Walker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Weirton Steel Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ John H. Walker
                                              Chief Executive Officer
                                              November 14, 2002

        CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND
                  CIRCUMSTANCES RELATING TO QUARTERLY REPORTS

     I, Mark E. Kaplan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Weirton Steel Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Mark E. Kaplan
                                          Senior Vice President -- Finance and
                                          Administration
                                          November 14, 2002