Form 10-K
period 2002-12-31
WEIRTON STEEL CORP
filed 2003-03-28
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
          -------------------                            -------------------
         11 3/8% Notes due 2004                        New York Stock Exchange
         10 3/4% Notes due 2005                        New York Stock Exchange

             SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

Common Stock, Par Value $0.01 Per Share                   OTC Bulletin Board
Preferred Stock, Series C Convertible                     OTC Bulletin Board
  Redeemable, Par Value $0.10 Per Share
10% Senior Secured Notes due 2008                         OTC Bulletin Board

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No: ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

    Based on the closing price as of June 28, 2002 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $33,968,154. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates.)

    The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of June 28, 2002 was 41,935,992.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A (filed within 120 days after the end of the fiscal year covered hereby) in connection with the Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                      ITEM

                                                                        PAGE
                                                                        ----
PART I
     1.   Business....................................................    1
     2.   Properties..................................................   14
     3.   Legal Proceedings...........................................   17
     4.   Submission of Matters to a Vote of Security Holders.........   17

PART II
     5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   19
     6.   Selected Financial Data.....................................   20
     7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   23
     7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   32
     8.   Financial Statements and Supplementary Data.................   33
     9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   64

PART III
     10.  Directors and Executive Officers of the Registrant..........   65
     11.  Executive Compensation......................................   65
     12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   65
     13.  Certain Relationships and Related Transactions..............   66
     14.  Controls and Procedures.....................................   66

PART IV
     15.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   66

SIGNATURES............................................................   67

CERTIFICATIONS........................................................   68

EXHIBIT INDEX.........................................................   70

FINANCIAL STATEMENT SCHEDULES.........................................  S-1

FORWARD LOOKING STATEMENTS

     Weirton Steel Corporation from time to time makes forward-looking statements in reports filed with the Securities and Exchange Commission (the "SEC"). These forward-looking statements may extend to matters such as statements concerning its projected levels of sales, shipments and income, cash flows, pricing trends, anticipated cost-reductions, product mix, anticipated capital expenditures and other future plans and strategies. Weirton Steel Corporation and/or Weirton Steel Corporation together with its consolidated subsidiaries are hereafter referred to as the "Company," "Weirton," "we," "us" and "our."

     As permitted by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Weirton is identifying in this report important factors that could cause Weirton's actual results to differ materially from those projected in these forward-looking statements. These factors include, but are not necessarily limited to:

     - Weirton's highly leveraged capital structure and its ability to obtain new capital at reasonable costs and terms;

     - employment matters, including costs and uncertainties associated with Weirton's collective bargaining agreements, and employee postemployement and retirement obligations;

     - whether we will be able to achieve up to $120 million in annual savings as part of our current five part cost improvement program;

     - the high capital requirements associated with integrated steel facilities;

     - availability, prices and terms associated with raw materials, supplies, utilities and other services and items required by Weirton's operations;

     - the sensitivity of Weirton's results to relatively small changes in the prices it obtains for its products;

     - intense competition due to excess global steel capacity, low-cost domestic steel producers, imports (especially unfairly-traded imports) and substitute materials;

     - whether Weirton will continue to operate under its current organizational structure;

     - whether there will be a major steel industry consolidation effort and whether it will be successful;

     - changes in customer spending patterns, supplier choices and demand for steel products;

     - the effect of planned and unplanned outages on Weirton's operations;

     - the potential impact of strikes or work stoppages at facilities of Weirton's customers and suppliers;

     - the consolidation of many of Weirton's customers and suppliers;

     - the significant costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements;

     - the effect of possible future closure or exit of businesses; and

     - the effect of existing and possible future lawsuits filed against Weirton.

     The forward-looking statements included in this document are based on information available to Weirton as of the date of this report. Weirton does not undertake to update any forward-looking statements that may be made from time to time by Weirton or its representatives.

                                     PART I

ITEM 1.  BUSINESS

STEEL INDUSTRY OVERVIEW

     Emerging from an import driven crisis of 2001, the U.S. steel industry operated in a state of economic turmoil throughout 2002. Recessionary conditions continued to prevail in the marketplace, and although operating losses for domestic integrated producers decreased from the record levels of 2001, the financial condition of domestic integrated producers generally continued to weaken in 2002. This resulted in additional bankruptcies during 2002, including that of National Steel Corporation ("National"), the third largest domestic integrated producer, which filed for Chapter 11 protection in March 2002, and three smaller producers, Geneva Steel LLC, Huntco Inc. and Calumet Steel Co., which filed for bankruptcy protection during the first quarter of 2002.

     Since the beginning of the steel import crisis in 1998, domestic companies and unions lobbied Congress and the White House for action to deal with the record surge of foreign imports, especially those that violated U.S. trade laws. Among these efforts, in January 2002, a steel industry executive group made recommendations for governmental steps believed necessary to deal with the continuing industry crisis and to encourage industry consolidation and capacity rationalization. This included trade measures, such as tariffs, and legislative and regulatory relief from the industry's legacy issues, specifically its liabilities for accrued, unfunded pensions and retiree healthcare benefits. In March 2002, the Bush Administration initiated a three-year, stepped tariff program providing a substantial level of trade relief. Subsequent to the imposition of the tariffs, however, a large number of tariff exclusion applications were filed. Of the exclusions granted through March 28, 2003, none have had any significant effect on Weirton. Furthermore, no changes have been made to address the industry's legacy issues. As a result, the domestic steel industry has been left to deal with consolidation prospects and legacy liabilities primarily through a largely unpredictable bankruptcy process, and in some instances, through financial restructurings outside bankruptcy. The Pension Benefit Guaranty Corporation (the "PBGC"), the federal agency insuring pension benefits, generally has moved to terminate the underfunded plans of bankrupt companies relieving them of future accruals for pension service.

     A pattern has now emerged in the domestic steel industry whereby steelmaking assets of bankrupt producers are being acquired free of legacy liabilities in connection with the liquidation, instead of reorganization, of those bankrupt companies, with the result that the acquirer can operate at a lower cost than other domestic producers. In February 2002, a new entity, International Steel Group ("ISG"), purchased substantially all the integrated production facilities of bankrupt LTV Steel Corp. in a Chapter 7 liquidation auction. ISG subsequently restarted a portion of those facilities in addition to purchasing and restarting the idled assets of another bankrupt company, Acme Steel. On March 13, 2003, ISG entered into a signed definitive agreement with Bethlehem Steel Corp. ("Bethlehem") to purchase substantially all of the assets of Bethlehem, the second largest integrated steelmaker, which filed for Chapter 11 bankruptcy protection in 2001. With the acquisition of the Bethlehem facilities, ISG will be the largest domestic steelmaker as the result of its acquisition of three bankrupt steel producers. In addition to operating without the burden of predecessor legacy costs, ISG has forged an innovative agreement with the United Steelworkers of America. The new agreement contains higher productivity benchmarks, incentives linked to company profits and major changes to work rules, pay classifications and general operating language. This may leave steel companies with traditional contract language at a significant competitive disadvantage.

     Other consolidations in 2002 included the purchase of Birmingham Steel Corp. and the idled assets of bankrupt Trico Steel Co. by Nucor Corp., idled Qualitech Steel SBQ by Steel Dynamics, Inc., and bankrupt Heartland Steel Co. by Brazilian steelmaker CSN. In January 2003, both United States Steel Corp. and AK Steel Corp., two of the major integrated steelmakers, made competing offers to purchase National's assets in bankruptcy. On February 6, 2003, AK Steel was approved by the bankruptcy court as lead bidder with a total offer of $1.125 billion for substantially all of National's assets. Whether either bidder is ultimately successful in acquiring National's assets, which depends primarily on the successful negotiation of labor contracts, or National manages a "stand-alone" reorganization, is subject to the further outcome of the bankruptcy process.

OUR BUSINESS

     We are a major integrated producer of flat-rolled carbon steel with principal product lines consisting of tin mill products and sheet products. Tin mill products include tin plate, chrome coated and black plate steels and are consumed principally by the container and packaging industry for food cans, general line cans and closure applications, such as caps and lids. Tin mill products accounted for 46% of revenue and 35% of tons shipped in 2002 compared to 49% of revenue and 36% of tons shipped in 2001 and 39% of revenue and 30% of tons shipped in 2000. Sheet products include hot and cold rolled and both hot-dipped and electrolytic galvanized steel and are used in numerous end-use applications, including among others the construction, appliance and automotive industries. Sheet products accounted for 54% of revenue and 65% of tons shipped in 2002 and 51% of revenue and 64% of tons shipped in 2001 compared to 61% of revenue and 70% of tons shipped in 2000. In addition, we currently are providing tolling services at our hot strip mill for a major stainless steel producer, which accounts for almost 20% of the overall capacity of our hot strip mill.

     We are a Delaware corporation formed in 1982 with our offices and production facilities located in Weirton, West Virginia. We and our predecessor companies have been in the business of making and finishing steel products for over 90 years. From 1929 to 1984, our business was operated as the Weirton Steel Division of National. We acquired our principal operating assets from National in January 1984 and became a publicly traded company in June 1989.

     As an integrated steel producer, we produce carbon steel slabs in our primary steel making operations from raw materials to industry and customer specifications. In primary steel making, iron ore pellets, coke, limestone and other raw materials are consumed in blast furnaces to produce molten iron or "hot metal." We then convert the hot metal into liquid steel through basic oxygen furnaces where impurities are removed, recyclable scrap is added and the metallurgy of the product is customized and tested. Our basic oxygen process, or "BOP," shop is one of the largest in North America, employing two vessels, each with a steel making capacity of 360 tons per heat. Liquid steel from the BOP shop is then formed into slabs through our multi-strand continuous caster. The slabs are then reheated, reduced and finished into coils at our recently re-built hot strip mill and, in many cases, further cold reduced, plated or coated at our downstream finishing operations. Our hot strip mill is one of the best in North America for the production of tin mill product substrate and one of the few in the industry that is capable of rolling both carbon and stainless steel substrate. See "Properties."

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

     The characteristics of the tin mill product and sheet product markets, when coupled with the comparative advantages of Weirton's steel making facilities, are the drivers behind our strategic plan, which is to continue to expand our more competitive tin mill business through strategic acquisitions, as well as to further penetrate niche markets in narrow width zinc coated applications that take advantage of our recent galvanizing upgrades and multiple coatings capability. See "Our Competitive Advantages."

OUR STRATEGIC OBJECTIVES

     With the industry consolidation following a pattern of reducing employment legacy liabilities and modifying current benefit costs, often through the bankruptcy process, the Company finds itself at an estimated $35 per ton cost disadvantage to those mills that have been able to eliminate their legacy liabilities. To reposition itself to be more cost competitive, in early January 2003, the Company's management team initiated a five part cost improvement program aimed at achieving annual savings of up to approximately $120 million.

     Employee Costs. In January 2003 the Company renegotiated, and in February 2003 its unionized employees approved, replacement labor agreements providing for five percent wage reductions, the elimination of planned wage increases, vacation pay deferrals, and a freeze on further benefit accruals under our defined benefit pension plan. Together with comparable measures applied to non-represented employees, these changes are anticipated to generate approximately $38 million in annual savings. Additionally, the Company is seeking from its pre-age 65 retirees, and then from its active employees, reductions of healthcare costs through medical plan design changes involving increased contributions and co-pays. Finally, as the cost structures and competitiveness of the revived mills are further assessed, the Company and its unions have agreed to bargain in good faith over additional necessary employment cost savings. In exchange for the employee related savings, the Company has agreed to issue to an employee trust, which may be one of our ESOPs, shares of a new series of preferred stock. The Company's goal is to obtain approximately an additional $34 million in annual savings from these measures.

     Since 1984, the Company, in common with most of its domestic competitors, has maintained a defined benefit pension plan covering substantially all employees and providing pensions based on earnings and years of service. Although the Company has consistently funded its plan in excess of minimum funding requirements under federal law, in recent years, accrued pension liabilities have continued to accelerate while poor market conditions have eroded asset values in the pension trust. As a result, the Company faces a large drain on its liquidity to make future pension contributions over the next few years. That drain seriously threatens the Company's solvency. To mitigate the effect of the pension contributions, we applied to the Internal Revenue Service for a waiver of our obligation to make those contributions for plan years 2002 and 2003, which would defer our funding over five year periods. Those applications are still pending. We believe that our actions to freeze further benefit accruals will improve our prospects of obtaining funding relief, and, assuming no further significant deterioration in plan asset performance, allow us to fund our plan in accordance with the deferred timetable we are seeking. We believe that these measures should allow us to maintain our plan without termination intervention by the PBGC, as has been the case with our bankrupt competitors.

     Operational Savings. The Company has developed a cost improvement plan which is expected to reduce its annual operating costs approximately $18 million by improving yields, reducing spending and reducing downtime.

     Raw Materials and Energy Savings. The Company targeted key raw materials and logistic suppliers and has entered into negotiations to obtain more favorable terms with these suppliers. This initiative is expected to generate approximately $17 million in annual cost savings.

     Margin Improvement. The Company has developed new reporting systems, which should allow it to optimize its output resulting in an anticipated increase in its margin of approximately $11 million through customer and product mix enhancements.

     Sales, General and Administrative Savings. Cost savings of approximately $2 million are expected to be realized in the areas of dues, travel and entertainment, and costs and services for our board of directors.

     We cannot give assurances that our cost improvement plan will be fully realized or, even if it is, that it will be sufficient to meet our long term needs in light of changing industry patterns and market conditions. However, our plans and goal attainment methods have been designed to be achieved by voluntary actions, and, thus far, we believe we have made significant progress in achieving our plan. The only other alternative, as demonstrated by the industry pattern, has been bankruptcy and liquidation.

OUR COMPETITIVE ADVANTAGES

     In pursuing our strategic objectives, we believe that we have a number of competitive advantages, including:

     - MARKET LEADER. We are the second largest United States producer of tin mill products, with a 24% market share of domestic shipments, and we enjoy strategic partnerships with many of our largest tin mill products customers. Over one-third of our shipments go to customers that have located facilities either directly on or contiguous to our property in order to maximize the benefits of these strategic relationships. We also enjoy a leadership position in the production of other light gauge coated products for use in the residential construction market.

     - MARKET INNOVATOR. We have a long history, through our WEIRTEC(TM) unit, of technological innovation in the manufacture of tin mill products. For example, we have developed innovations in can manufacturing processes which have benefited our customers in the can manufacturing industry and which we believe have promoted the continued use of our tin mill products by customers in that industry. We also use our expertise in handling critical specifications to market our light gauge, narrow width products to potential coated sheet steel customers.

     - STABILITY OF THE TIN MILL PRODUCT MARKET. Demand for tin mill products is generally stable over the typical business cycle as compared to the markets for sheet products used in the construction, appliance and automotive industries due to a more stable end market for canned food, aerosol and other consumer products. Our tin mill product shipments are sold under contracts that extend a minimum of one year and are, therefore, less subject to price volatility than spot market sales. The number of domestic producers of tin mill products is relatively limited, and there are significant barriers to entry by new competitors.

     - HIGH QUALITY AND COMPETITIVE FACILITIES. We have an integrated, single site facility, including a number of rebuilt or modernized high quality finishing facilities, most of which have a maximum 48" strip width capacity. We believe that our state-of-the-art facilities are best configured for the production of narrow width value-added products, positioning us as a competitive producer of high quality tin mill products and other higher margin value-added sheet products, particularly as compared to other United States integrated steel producers with facilities more closely tailored to the production of broader width sheet steel.

       Over the past 15 years, we have invested approximately $1 billion in modernizing and upgrading our equipment, as a result of which we expect that only modest capital expenditures will be required through 2004. Of that $1 billion, approximately $500 million was expended on improvements to our continuous caster, hot strip mill and No. 9 Tandem Mill. We believe that this has enabled us to continue to produce superior quality steel substrate and, consequently, to maintain the high quality of our tin mill and other value-added products. Our recently rebuilt hot strip mill is one of the few in the industry that is capable of rolling both carbon and stainless steel substrate. Our No. 9 Tandem Mill is one of the most modern in the United States and can supply nearly one million tons per year of substrate to our four tin platers which are rated, on average, the most productive in the domestic industry, as compared to other full-range tin mill product suppliers. Also, the recent addition of temper mills and tension leveling equipment to both our No. 3 and No. 5 galvanizing lines has significantly improved strip surface and flatness, allowing production of substrate suitable for pre-paint and other critical applications.

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

     - HUMAN RESOURCE ADVANTAGE. We believe our employees are among the most motivated in the industry and have demonstrated their commitment to our long term success. In response to deteriorating performance and competitive changes in the industry, we renegotiated our union labor agreements in February 2003. The new agreements, together with comparable provisions for non unionized employees, are expected to provide $38 million in annual cost savings, principally through wage reductions and the freezing of additional benefit accruals under our pension plan. We are also seeking additional cost savings from active and retired employees, including those relating to healthcare coverages. Our principal union is an independent union representing substantially all our unionized workforce but no employees of any other steel producer. Finally, our employees, both unionized and non unionized, were an integral part of our commencing operations as an independent company in 1984 and have held significant equity ownership stakes in our company through our ESOPs ever since. As a result, we have never experienced a strike or other significant work stoppage.

PRINCIPAL PRODUCTS AND MARKETS

     We have two principal product lines consisting of tin mill products and sheet steel products. Recently, we have also entered into a long-term tolling agreement with a major stainless steel producer to convert stainless slabs into stainless coils at our hot strip mill. The percentages of our total revenues (excluding tolling revenues, which are not material to total revenue and have historically been reported as a reduction of cost of sales) derived from the sale of tin mill products and sheet steel products for each year in the five-year period ended December 31, 2002 are shown on the following table. Total revenues include the sale of "secondary" products, which principally include those products not meeting prime specifications.

                                                        1998   1999   2000   2001   2002
                                                        ----   ----   ----   ----   ----
Tin mill products.....................................   40%    41%    39%    49%    46%
Sheet products........................................   60     59     61     51     54
                                                        ---    ---    ---    ---    ---
     TOTAL............................................  100%   100%   100%   100%   100%
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

                         PERCENT OF TOTAL TONS SHIPPED

MARKETS                                                 1998   1999   2000   2001   2002
-------                                                 ----   ----   ----   ----   ----
Service centers.......................................   30%    34%    36%    33%    35%
Containers/packaging..................................   28     27     25     29     25
Pipe and tube.........................................   13     11     11     12     13
Construction..........................................    9      7      8     10      9
Converters............................................   13     12     12      9     12
Electrical equipment..................................    1      1      1      2      2
Automotive............................................    1      1      1      1      1
All other.............................................    5      7      6      4      3
                                                        ---    ---    ---    ---    ---
                                                        100%   100%   100%   100%   100%
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

     Construction. Our shipments to the construction industry are significantly influenced by residential and commercial construction in the United States. We serve several segments of the construction industry including Heating, Ventilation and Air Conditioning ("HVAC"), residential and commercial garage and entry doors, roofing panels and structural components. Shipments in this sector consist primarily of electro- and hot dipped galvanized coils.

     Converters. This sector consumes full hard cold rolled substrate for conversion to hot dipped galvanized. Over the last decade, numerous independent galvanized lines were started to service growth in coated steel demand.

     The following chart shows our product mix based on tons shipped in 2001 and 2002.

                   TONS SHIPPED   % OF 2001   TONS SHIPPED   % OF 2002
PRODUCTS             IN 2001        SALES         2002         SALES      CHARACTERISTIC      END-USE CUSTOMERS
--------           ------------   ---------   ------------   ---------    --------------      -----------------
TIN MILL              799,000        49%         808,000        46%        Light gauge     Food can manufacturing,
PRODUCTS            =========        ==        =========        ==          Tin/chrome     general container
                                                                                           packaging
(FULL RANGE)(1)                                                               coated       and other specialty
                                                                                           metal fabricators
-------------------------------------------------------------------------------------------------------------------
SHEET PRODUCTS(1)
  Hot rolled          584,000        15%         681,000        20%      Unfinished/semi-  Construction, steel
                                                                         finished surface  service centers, pipe
                                                                                           and tube manufacturers
                                                                                           and converters
  Cold rolled         212,000         7%         213,000         7%      Finished surface  Construction, steel
                                                                                           service centers,
                                                                                           commercial equipment and
                                                                                           container market
  Galvanized          636,000        29%         595,000        27%       Anti-corrosive   Electrical,
                                                                                           construction,
                                                                                           automotive, container,
                                                                                           appliance and steel
                                                                                           service center
                    ---------        --        ---------        --           coatings
  Total Sheet       1,432,000        51%       1,489,000        54%
    Products        =========        ==        =========        ==

(1) Includes secondary products.

     Our products are sold primarily to customers within the eastern half of the United States. A substantial portion of our revenues is derived from long-time customers, although we actively seek new customers and new markets for our products. Over the past five years, our largest 10 customers (including steel service centers and strip converters) accounted for approximately 40% of our sales in each year. Most of our service center and converter business eventually serves the construction market (doors and roof panels), furniture and appliance markets and some automotive markets.

     Total revenue from sales of tin and sheet products to customers in the United States was $1,009.6 million, $922.7 million and $1,060.5 million in 2002, 2001 and 2000, respectively. We derive a portion of our tin mill product shipments from exports, primarily to Canada and Mexico. Revenue from export sales totaled $26.4 million, $37.7 million and $57.2 million in 2002, 2001 and 2000, respectively. This amounts to 5%, 8% and 13% of total tin mill revenue and 3%, 4% and 5% of total revenue in 2002, 2001 and 2000, respectively. We have not exported sheet products during the last three years.

     Our backlog of unfilled orders at March 21, 2003 was 440,000 net tons, most of which we expect to be filled within the year, as compared to 500,000 net tons and 400,000 net tons at December 31, 2002 and 2001, respectively.

     In addition to utilizing manufacturing service centers for sales, we sell our products through our direct mill sales force of approximately 16 persons. Our products are primarily sold through salaried employees who operate from corporate headquarters and regional locations. The sales organization is closely linked with our technical service personnel who assist in product engineering and development. We believe that our sales organization plays an important role in identifying and achieving a more favorable strategic market mix for Weirton. To supplement our traditional sales force, since October 1996, we have sold non-prime products over the Internet.

TIN MILL PRODUCTS

     Tin mill products represent a significant share of our total sales. In 2002, tin mill products represented 46% of total sales as compared to 49% in 2001 and 39% in 2000. Increases in sales of value-added tin mill products as a result of continued investment and strategic acquisitions represents an opportunity for growth in our business. During 2002, our market share decreased slightly to approximately 24% from 25%. While selling prices and order rates for sheet products improved during 2002, the Company's tin product sales were temporarily adversely affected by manpower movements within the plant as a result of the Company's strategic restructuring plan. We believe that our market share is sustainable and that our excess production capacity can meet additional customer demand. We enjoy a reputation as a high quality producer of tin mill products.

     Our tin mill products comprise a full range of light gauge coated steels, including black plate, tin coated steel and electrolytic chromium coated steel. The tin mill products market is primarily directed at sanitary food, aerosol and general line cans, and the demand for tin mill products in the United States is approximately 4.0 million tons per year. Annual domestic production capacity is approximately 4.0 million tons. The number of domestic producers of tin mill products is relatively limited. Significant capital requirements and product qualifications established by customers represent barriers to entry by new producers. Worldwide, almost all tin plate is produced using the basic oxygen furnace process due to critical metallurgical constraints.

     The following table provides information concerning our shipment of tin mill products relative to the domestic industry for the periods shown, reflecting the latest available market share data.

TIN MILL PRODUCT SHIPMENTS                       1998   1999   2000   2001   2002
--------------------------                       ----   ----   ----   ----   ----
                                                      (IN MILLIONS OF TONS)
Tin mill product domestic industry
  shipments(1).................................  3.7    3.8    3.7    3.2    3.4
Weirton shipments (1)..........................  0.8    0.8    0.7    0.8    0.8
Weirton market share...........................   22%    21%    19%    25%    24%

---------------

(1) Includes secondary products.

     In 2002, over 80% of our tin mill product sales were to can manufacturing and packaging companies, most of which establish in advance by contract a substantial amount of their annual requirements. The balance of our tin mill product sales is to manufacturers of caps and closures and specialty products ranging from film cartridges, oil filters and battery jackets to cookie sheets and ceiling grids. Our facilities are located near many of our major customers, with over one-third of our output delivered to customers whose facilities are on or contiguous to our property in Weirton, West Virginia. Representative customers of our tin mill products include: Crown Cork & Seal, Ball Corp., United States Can, B-Way Corp., Impress USA Inc., Seneca Foods, Steel Technologies, Sonoco Products, and Friskies Petcare Co.

     Demand for tin mill products generally remains stable over the typical business cycle due to the nature of the can manufacturing industry as compared to the more volatile markets for sheet products used in the automotive, appliance and construction industries. All of our tin mill product shipments are sold under contracts that extend a minimum of one year and are, therefore, less subject to price volatility than spot market sales. However these arrangements also mean that we are slower to realize price increases as well as declines in our tin mill products business.

     Relatively modest declines in tin mill products prices that have occurred between 1998-2000 are attributable to ongoing consolidation among can manufacturing and packaging companies, which we believe is now largely complete, and foreign imports of tin mill products. Relatively modest increases have occurred since 2001. In August 2000, the federal government assessed duties for five years against imports of Japanese tin mill products. On March 5, 2002, President Bush imposed tariffs on flat-rolled products including tin mill products, over a three-year period.

SHEET PRODUCTS

     Our sheet steel products consist of hot rolled, cold rolled and galvanized hot-dipped and electrolytic sheet products, most of which are commodity type items. In general, commodity sheet products are produced and sold in high volume, in standard dimensions and specifications, and have lower margins than tin mill products. Over the past several years, domestic flat-rolled sheet steel prices have declined significantly to 20-year lows. Commodity flat-rolled sheet prices, which have experienced significant volatility, have declined almost 30% since the first half of 1998.

     Hot rolled coils are sold directly from the hot strip mill as "hot bands," our least processed product, or are further finished using hydrochloric acid and temper passed to improve surface and are sold as "hot rolled pickled" or "hot rolled tempered passed." Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Most of our sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 2002, we shipped 681,000 tons of hot rolled sheet, which accounted for 20% of our total revenues, as compared to 584,000 tons in 2001, or 15% of total revenues. Representative customers of our hot roll sheet include Steel Technologies, Wheatland Tube, Sharon Tube, Vanex, Bull Moose Tube and Gibraltar.

     Cold rolled sheet requires further processing, including additional rolling, annealing and tempering, to enhance ductility and surface characteristics. Cold rolled is used in the construction, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In addition, converters purchase significant quantities of cold rolled substrate for processing into corrosion-resistant coated products such as hot dipped and electrogalvanized sheet. In 2002, we shipped 213,000 tons of cold rolled sheet, which accounted for 7% of our total revenues, as compared to 212,000 tons in 2001, or 7% of total revenues. Representative customers of our cold rolled sheet include Wheeling-Nisshin, The Techs, Tenneco and Gibraltar.

     Galvanized hot-dipped and electrolytic sheet is coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized sheet is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 2002, we shipped 595,000 tons of galvanized products, which accounted for 27% of our total revenues, as compared to 636,000 tons in 2001, or 29% of total revenues. Representative customers of our galvanized hot-dipped and electrolytic sheet include Midwest Manufacturing, Arrow Truline, Cooper B-Line, Thomas and Betts, New Process Steel and USG Industries.

     Our strategy for development of our sheet business focuses on increasing the mix of cold roll and galvanized products while identifying and serving customers and markets that require narrow, thin gauge products that we can competitively supply. We have also concentrated on enhancing the range of coatings, chemistries, and other product attributes that we can offer. The relative strength of markets for individual product offerings has a strong influence on the mix of products we ship in any given period.

     The following table sets forth our shipments of sheet products relative to the domestic industry. As our overall market share has decreased for sheet products since 1998 to 2.8% at December 31, 2002, our management has focused on increasing the percentage of coated products it ships compared to lower margin flat-rolled sheet steel.

SHEET PRODUCT SHIPMENTS                               1998   1999   2000   2001   2002
-----------------------                               ----   ----   ----   ----   ----
                                                           (IN MILLIONS OF TONS)
Industry shipments(1)...............................  51.0   55.9   57.4   53.0   54.2
Weirton shipments(1)................................   1.8    1.7    1.7    1.4    1.5
Weirton market share................................   3.5%   3.1%   3.0%   2.6%   2.8%

---------------

(1) Includes secondary products.

TOLLING ARRANGEMENTS

     In February 2001, we entered into a long-term tolling agreement with J&L Specialty Steel ("J&L"), a domestic stainless steel producer that is owned by a major foreign steel producer, to convert stainless slabs into stainless coils on our hot strip mill. Under this agreement, which expires on January 31, 2006, we are required to process stainless slabs for a fee based on the grade and size of stainless coil to be produced. Future escalation is based upon natural gas pricing and the producer price index. In addition, the agreement contains both a bonus clause and a penalty clause based on our quality performance. We may terminate the tolling agreement and may be entitled to liquidated damages under the agreement, if during given periods specified in the agreement we are not offered for processing a sufficient volume of slabs as specified in the agreement. J&L is entitled to terminate the agreement under certain circumstances. For example, including if it purchases or invests in another hot strip mill, or ceases production of stainless steel slabs, in which case we may also be entitled to liquidated damages under the agreement.

     Because stainless is rolled at slower rates than carbon steels, this agreement accounts for nearly 20% of the overall capacity of our hot strip mill and provides higher, more stable profit margins than potential carbon slab conversion opportunities.

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

     We have entered into a Memorandum of Understanding with U.S. Steel to provide us with approximately 750,000 and 850,000 net tons of coke in each of 2003 and 2004, with the option to buy incremental volume under which the price of coke fluctuates on an annual basis depending on the market price for coke. In addition, we have negotiated a contract for 360,000 net tons of coke per year from another supplier for additional requirements with pricing also based on market. We anticipate obtaining any further requirements from domestic or overseas sources. We continually evaluate potential new sources for coke and processes for utilizing coke more efficiently in our steel making facilities. We obtain our limestone, tin, zinc, scrap metal and other raw materials requirements from multiple sources.

     The primary sources of energy other than coke that we use in our steel manufacturing processes are natural gas and electricity. We have been able to reduce our natural gas consumption through the use of alternative operating configurations and fuels. In 2002, gas prices averaged $4.00 per mcf. As of March 21, 2003, the Company has fixed approximately 10% of its additional natural gas requirements through the end of May 2003. The Company has fixed no gas prices after May 2003. Prices under current forward contracts for delivery of natural gas in 2003 range from $4.58 to $6.66 per mcf. We also have a contract, expiring in 2011, for the supply of our industrial gas requirements. This agreement significantly reduced our oxygen and nitrogen supply costs compared to prior arrangements.

     Weirton has the internal capacity to generate a significant amount of electricity and steam for its processing operations from a mixture of blast furnace gas and natural gas. We have in effect through 2003 a power generation deferral agreement with our outside electric utility, which permits us to purchase outside power at reduced rates in exchange for limiting our internal power generation. Also, under our sale and leaseback arrangements involving the Foster-Wheeler Steam Generating Plant and related electricity generating equipment, if proper market conditions exist, we have the ability to sell electric power in excess of our energy needs through a subsidiary of our outside electric utility and to use any net energy payments we receive as a result to prepay our obligations under those arrangements through 2012.

EMPLOYEES

     As of December 31, 2002, we had 3,646 active employees, of whom 2,832 were engaged in the manufacture of steel products, 446 in support services, 76 in sales and marketing activities and 292 in management and administration. The Independent Steelworkers Union ("ISU"), represents our production and maintenance workers, clerical workers and nurses. In addition, the Independent Guard Union ("IGU") represents our security personnel. We consider our labor relations to be very good and have never experienced a strike. Recently, we re-negotiated our union collective bargaining agreements as explained in more detail under "Our Strategic Objectives". The new agreements will expire no earlier than March 31, 2004.

COMPETITION AND IMPORTS

     Weirton faces significant competition in the sale of its steel products from domestic competitors. See "Steel Industry Overview." We are the second largest domestic manufacturer of tin mill products, with a 24% market share of domestic shipments in 2002. Our primary competitors in sheet products consist of most domestic and international integrated steel producers and mini-mills. Domestic tin mill products competitors include U.S. Steel, USS-POSCO Industries Corporation, ISG, National and Ohio Coatings (owned 50% by Wheeling-Pittsburgh Steel). However, imports have increasingly penetrated this market. A number of Weirton's competitors, including three integrated steel producers, Bethlehem, National and Wheeling-Pittsburgh Steel, have sought protection in bankruptcy. In February 2002, ISG was formed and purchased nearly all of the integrated assets of bankrupt LTV and Acme Steel. On March 13, 2003, Bethlehem signed a definitive agreement to sell substantially all of its assets to ISG. Both U.S. Steel and AK Steel have made offers to purchase National.

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

     We also face increasing competition from foreign steelmakers over a wide range of products. Competition in the industry is influenced increasingly by global trade patterns and currency fluctuations. Total imports as a percentage of apparent consumption have remained near historic highs, amounting to 26%, 24% and 27% in 2002, 2001 and 2000, respectively. Tin mill product imports decreased approximately 28% in 2002 as compared to 2001 and approximately 5% in 2001 as compared to 2000 due to government tariffs against Japanese tin mill imports. As a percentage of domestic consumption in 2002, 2001, and 2000 imports amounted to 14%, 19% and 18%, respectively. According to U.S. Census Bureau data, all steel imports decreased from 2.9 million to 2.4 million net tons for December 2002 actual and January 2003 preliminary, respectively, and increased from 2.2 million to 2.7 million net tons for December 2001 actual and January 2002 actual, respectively, in particular imported tin mill products increased by 5% and 55%, respectively, over the same period.

     In June 2001, the Bush Administration initiated a trade investigation by the International Trade Commission ("ITC") under Section 201 of the Trade Practices Act of 1974 regarding the illegal dumping of steel by foreign competitors. On October 22, 2001, the ITC found that 12 steel product lines, representing 74% of the imports under investigation, sustained serious injury because of foreign imports. These product lines included hot rolled, cold rolled, galvanized sheet and coil, and tin mill products. On March 5, 2002, President Bush decided to impose tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief with respect to other products. The President excluded Canada, Mexico and 30 developing countries from his tariff program, subject to further revisions if import surges from these nations undermine relief. Recently, the Company and five other domestic steel producers requested that the President include Mexico and the developing countries in the tariff program citing significant imports from these countries since March 5, 2002. In addition, the ITC is expected to conduct a mid-term review of the tariff program in September 2003 and issue a report to the President. The President then has the option to continue or terminate the program. All our flat-rolled product lines, including tin mill, hot rolled and cold rolled sheet and galvanized products, have benefited and should continue to benefit from the imposition of tariffs. In addition, imported steel slabs are subject to an increasing annual quota of at least 5.4 million tons, subject to the imposition of tariffs if the tonnage exceeds the quota limit, excluding steel slabs from Mexico and Canada.

     From June 2002 through August 2002, the Office of the U.S. Trade Representative granted 747 tariff exclusions. The majority of these exclusions covered steel products not produced in the United States. The next round of exclusion requests began in December 2002 and continued through January 2003. A decision on the exclusions will be made in March 2003.

     A number of countries have objected to the tariffs and have filed appeals with the World Trade Organization ("WTO"). Although the Administration maintains its investigation and decision conform with WTO regulations, if the complainants are successful, the scope, duration and effectiveness of the tariffs could be affected in a manner adverse to us.

     The Company believes that the imposition of tariffs under the Section 201 order had the effect of moderately restricting steel imports to the United States for 2002, and selling prices and shipment volumes improved from what the Company otherwise would have realized without the imposition of tariffs. The Company also believes that the improvements in selling prices and shipment volumes were influenced by availability of supply. Some flat rolled product capacity was restarted during the year, and the Company anticipates further capacity may restart in the near future. If the economy does not recover from its current state and capacity rationalizations in flat rolled products do not happen, these improvements may be in jeopardy. In September 2002, the U.S. Court of International Trade ruled against several Japanese steel companies attempting to overturn the Administration's tariff on tin mill products and that tariff remains in effect.

     In another ruling, the same court vacated an August 2000 ITC affirmative ruling against dumped imports of Japanese tin mill products. The commission had ruled to affix duties of 95% for five years on certain Japanese tin producers. The Company and the ITC have appealed the decision. The case is pending before a federal appeals court in Washington, D.C.

RESEARCH AND DEVELOPMENT

     Weirton engages in research and development for the improvement of existing products and processes in addition to the development of new products and product applications. During 2002, 2001 and 2000, we spent approximately $0.9 million, $1.0 million and $2.7 million, respectively, for research and development activities.

     WEIRTEC, our research and development center, is the industry leader in the advancement of steel can making technology, maintaining prototype steel packaging manufacturing facilities and computer simulation systems in Weirton, West Virginia. WEIRTEC assists customers in the development of new products and collaborates with the American Iron and Steel Institute in the development of new product lines and production techniques to increase the use and quality of steel as a material of choice.

     Our longer-term research projects include polymer to steel lamination and the application of galvanized steel products to the residential and commercial construction industry. We believe that WEIRTEC scientists, engineers, technicians and facilities enhance Weirton's technical excellence, product quality and customer service.

     We own a number of patents that relate to a wide variety of products and applications and steel manufacturing processes, have pending a number of patent applications, and have access to other technology through agreements with other companies. We also own a number of registered trademarks related to our products. We believe that none of our patents or licenses, which expire from time to time, or any group of patents or licenses relating to a particular product or process, or any of our trademarks, is of material importance to our overall business.

ENVIRONMENTAL MATTERS

     We are subject to extensive federal, state and local laws and regulations governing discharges into the air and water, as well as the handling and disposal of solid and hazardous wastes. We also are subject to federal and state requirements governing the remediation of environmental contamination associated with past releases of hazardous substances. In recent years, environmental regulations have been marked by increasingly strict compliance standards. Violators of these regulations may be subject to civil or criminal penalties, injunctions or both. Third parties also may have the right to enforce compliance. Capital expenditures for pollution control capital projects were approximately, $1.4 million in 2002, $1.9 million in 2001 and $0.9 million in 2000. As of December 31, 2002, we had accrued approximately $9.0 million for environmental cleanup costs.

     In the past, Weirton has resolved environmental compliance issues through negotiated consent orders and decrees with environmental authorities, pursuant to which it has paid civil penalties. Although we believe that Weirton is in substantial compliance with its environmental control consent orders and decrees, we provide below a summary of our more significant outstanding environmental issues.

Current Compliance Issues

     In 1996, following a multi-media audit of our operations, we entered into a consent decree with the United States Environmental Protection Agency, ("EPA"), the United States Department of Justice, ("DOJ"), and the West Virginia Division of Environmental Protection, ("DEP"). The consent decree required us to implement certain changes to ensure compliance with water, air and waste-related regulations, the majority of which have been completed. We do not anticipate that any additional capital expenditure will be needed to meet the remaining requirements under the consent decree. The consent decree provides for stipulated penalties for violations of the decree and for violations of various regulatory agreements. Such penalties are paid in response to a joint demand from the federal and state agencies. We do not believe that our liability for such potential penalty demands or increased costs associated with meeting the remaining requirements under the consent decree will be material to our results of operations.

     In 1996, EPA also issued a Resource Conservation and Recovery Act ("RCRA") corrective action order that required us to conduct investigative activities to determine the extent to which hazardous substances are located on our property and to evaluate, propose and implement corrective measures that are needed to abate any unacceptable risks. As part of the evaluation phase, we divided our property into twelve areas. At this time, we have only conducted investigations on the two highest priority areas. Consequently, we have not evaluated a majority of our property and it is not possible at the present time to estimate the ultimate cost to comply with the order or to conduct any required remedial activity.

     West Virginia Water Quality Standards generally require that a public water supply be protected by prohibiting the discharge of any pollutants in excess of drinking water standards for one-half mile upstream of a public water supply intake. The standard is known as the "half mile rule." We currently discharge wastewater at a point on the Ohio River that is less than one half-mile upstream from our own water supply intake. Because of the proximity of our discharge and intake, our wastewater discharge permit requires our discharge at that one location to meet drinking water standards. At the same time it issued the permit, DEP issued a consent order deferring those requirements until we had time to upgrade our facilities (both the discharge and the filtration plant at the point of intake). Under a recent extension, we have until September 1, 2004 to meet the standard, and we have secured, until the same deadline, a temporary waiver from the application of the half mile rule.

     We currently are reviewing several options for resolving this issue permanently, such as through a rule change or permanent exemption. In the event that such a rule change or exemption is not obtained, we may incur some capital costs, such as for installing a connection to the municipal water supply for our plant drinking water, or moving our water intake. We do not believe that costs, including associated ongoing expenses, would be material to our results of operations.

     We have operated with a socio-economic variance from certain state water discharge limitations with respect to our discharge to Harmon Creek, which has been renewed/modified several times since 1986. The current variance expires in June of 2004. We are preparing to approach the West Virginia Environmental Quality Board to request a renewal of the variance.

Potential Compliance Issues and Proposed Regulations

     On October 17, 2002 the EPA published final revised effluent limitation guidelines for iron and steelmaking operations and finishing operations that set forth technology requirements and wastewater discharge limitations for Weirton's operations. Based on a review of the new regulations, compliance with the revised guidelines, which became effective on November 18, 2002, will not require any significant capital expenditures for upgrading Weirton's existing wastewater treatment facilities.

Environmental Claims

     In May 1992 and in October 2001, the property owner of a former non-hazardous waste disposal site known as the Hanover Site received notice from the Pennsylvania Department of Environmental Protection that it was considering a closure and post-closure plan for a solid waste landfill facility where we and our predecessors disposed of solid wastes. At this time, definitive closure and post-closure plans have not been adopted, but we do not anticipate that closure costs will exceed $1 million.

ACCESS TO INFORMATION

     The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as well as proxy and information statements to our stockholders are made available, free of charge, on our Web site at www.weirton.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 21, 2003 were as follows:

                                AGE AT
NAME                        MARCH 21, 2003                       OFFICE
----                        --------------                       ------
John H. Walker............        45         President, Chief Executive Officer and Chief
                                             Operating Officer
Mark E. Kaplan............        41         Sr. Vice President of Finance and
                                             Administration
William R. Kiefer.........        53         General Counsel and Secretary
Edward L. Scram...........        45         Vice President -- Manufacturing
Michael J. Scott..........        40         Vice President -- Sales, Product Development
                                             and Marketing

     John H. Walker was named Chief Executive Officer effective January 2001. He has been President and Chief Operating Officer since March 2000. Mr. Walker was employed by Kaiser Aluminum Corporation as Corporate Vice President and President -- Flat Rolled Products from July 1997 to March 2000. Mr. Walker was elected as a director in March 2000.

     Mark E. Kaplan was appointed Senior Vice President -- Finance and Administration in December 2001. He has been Chief Financial Officer since July 2000. He had been Vice President since July 2000. He had been Vice
President -- Information Technology since March 1999 and Controller since September 1995. Mr. Kaplan was elected as a director in December 2002.

     William R. Kiefer was appointed General Counsel in January 2002. He has been Secretary since May 1990. He had been Vice President -- Law since May 1990.

     Edward L. Scram was appointed Vice President -- Manufacturing in December 2001. He had been named Vice President -- Operations since April 2000. Prior to that appointment, Mr. Scram served as General Manager of Operations since 1996.

     Michael J. Scott was appointed Vice President -- Sales, Product Development and Marketing in January 2002. He had been named Vice President -- Sales and Marketing since March 2000. Mr. Scott was employed by National Steel Corporation from 1997 through 1999 as General Manager -- Construction Sales Group.

     Our success will depend, in large part, on the efforts, abilities and experience of our senior management and other key employees. Executive compensation for our key employees has been restrained by our weak financial performance, and options and other stock-based incentive compensation currently have minimal or no value. In light of our current financial position and uncertain prospects, key employees, including members of senior management, may not have an incentive to stay with us. The loss of the services of one or more such individuals could adversely affect our business, financial condition, results of operations or prospects.

ITEM 2.  PROPERTIES

     Weirton owns approximately 2,700 acres in the Weirton, West Virginia area that are devoted to the production and finishing of steel products, as well as research and development, storage, support services, and administration facilities. We own trackage and railroad rolling stock for materials movement, watercraft for barge docking and a variety of heavy industrial equipment. We have no material leases for real property except that under our vendor financing programs we are leasing the Foster-Wheeler Steam Generating Plant and related electricity generating assets. Our mill and related facilities are accessible by water, rail and road transportation. We believe that our facilities are suitable to our needs and are adequately maintained.

     Over approximately the last 15 years, we have invested approximately $1 billion in modernizing and upgrading our equipment, including approximately $500 million on our continuous caster, hot strip mill, and No. 9 Tandem Mill. We believe this has enabled us to continue to produce a superior quality steel substrate, and, consequently, to maintain the high quality of our tin mill and other value-added products.

     Our primary steel making facilities include two blast furnaces, a two vessel basic oxygen process shop, a CAS-OB facility, two RH degassers, and a four strand continuous caster with an annual slab production capacity of up to
3.0 million tons. Our downstream operations include a hot strip mill with a practical capacity of 3.2 million tons per year, two continuous picklers, three tandem cold reduction mills, three hot dip galvanize lines, one electro-galvanize line, two tin platers, one chrome plater, one bi-metallic chrome/tin plating line and various annealing, temper rolling, shearing, cleaning and edge slitting lines, together with packaging, storage and shipping and receiving facilities.

     The name and area of each of our primary steel making facilities and principal downstream manufacturing facilities, all of which are located in Weirton, West Virginia, together with the principal products that they are equipped to produce as of December 31, 2002, are as follows:

                                                     PRODUCTION
                             NOMINAL    -------------------------------------
                             CAPACITY   1998    1999    2000    2001    2002        PRINCIPAL PRODUCTS
                             --------   -----   -----   -----   -----   -----       ------------------
                                         (TONS PER YEAR IN 000'S)
PRIMARY STEEL MAKING
  FACILITIES
  Two blast furnaces......    2,600     2,392   1,577   2,131   2,026   2,333   Hot metal
  Two basic oxygen            3,100     2,778   1,831   2,517   2,393   2,760   Liquid steel
    furnaces..............
  Slab caster.............    3,000     2,741   1,802   2,484   2,359   2,713   Cast slabs
ROLLING AND FINISHING
  FACILITIES
  Hot strip mill..........    3,200     2,914   2,852   2,864   2,699   2,793   Hot rolled bands
  Two continuous              2,100     2,049   2,003   1,980   1,883   1,840   Hot rolled pickle & oil
    picklers..............
  Three Tandem Mills......    2,100     1,902   1,825   1,806   1,699   1,705   Cold rolled
  Four tin/TFS lines......    1,000       809     748     735     834     810   Tin/tin free steel
  Four galvanizing              700       664     614     588     571     567   Galvanized, Electro-
    lines.................                                                      galvanized, galvannealed,
                                                                                galfan

     Blast Furnaces Nos. 1 and 4. Iron ore pellets, iron ore, coke, limestone and other raw materials are consumed in our blast furnaces to produce molten iron or "hot metal."

     Basic Oxygen Furnaces. In the basic oxygen furnaces, impurities are removed, scrap is added to the hot metal, and the metallurgy of the product is customized and tested to ensure conformity to customer specifications. Although the resulting product is all molten steel, metallurgical determinations with respect to use are determined on a batch by batch basis. Our basic oxygen shop is one of the largest in North America. It employs two vessels, each with a capacity of 360 tons per heat.

     Multi-Strand Continuous Caster. Molten steel is poured into the multi-strand continuous caster where it is formed into steel slabs measuring up to 48" wide, 400" long and 9" thick. These slabs are then transferred to the hot strip mill for rolling.

     Hot Strip Mill. Our hot strip mill is an integral part of our downstream steel processing operations and one of the few of its kind in the industry. It is an energy efficient, low-cost mill capable of rolling both carbon and stainless steel substrate into thin gauge, narrow width sheet. In addition to rolling our own slabs, we are capable of rolling purchased slabs and slabs supplied by other steel manufacturers and have entered into a long-term tolling agreement with a major stainless steel producer to convert stainless slabs into stainless coils, which currently accounts for almost 20% of our hot strip mill overall capacity. Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Our hot strip mill was totally rebuilt beginning in 1988, with the major portion completed by 1994, at a cost of $360 million. Hot strip mill assets include: walking beam reheat furnaces, hydraulic seals breaker, reversing roughing mill, R-5 roughing stand, heat retention covers, rotary crop shear, finishing mill, laminar flow cooling system, downcoilers and mill automation system.

     Continuous Pickling Plant. In our continuous pickling plant, hot bands are processed through a hydrochloric acid bath to remove surface scale and are sold as "hot rolled pickled" or further processed into higher value-added products at our downstream facilities.

     Tandem Mills. Our Tandem Mills include one four and two five stand cold reduction rolling mills which cold reduce heavy gauge hot bands into light gauge cold roll and black plate product. The No. 9 Tandem Mill is a continuous operation and was completely rebuilt in 1994 and is dedicated to our tin mill product lines.

     Tin Finishing and Plating Assets. Our tin assets consist of two cleaning lines, three continuous annealing lines, a batch anneal facility consisting of twelve furnaces, four double reduction/temper mills, and four electrolytic tin plate/tin free steel plating lines. We also have a number of coil prep and trimming lines, as well as a wide variety of material handling, packaging and maintenance equipment to support our operations. Our plant is the largest tin plating facility in North America.

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

     The lenders under our senior secured credit facility currently have a first priority lien on our hot strip mill, No. 9 Tandem Mill and tin mill assets. The holders of our senior secured notes due 2008 and the new secured series 2002 bonds hold a second priority lien in these assets. The Steelworks Community Federal Credit Union currently holds a first priority lien on our General Office, Research and Development Facility and our railroad rolling stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held an Annual Meeting of Stockholders on December 11, 2002 and the following indicates the outcome of the four proposals presented for action.

     Election of Directors:

     With respect to Proposal 1, Messrs. Wendell W. Wood, Ronald C. Whitaker, and Mark E. Kaplan received a plurality of the votes cast and were elected as Class II Directors of the Company. Messrs. John H. Walker, Robert J. D'Anniballe, Jr., and Mark G. Glyptis received a plurality of the votes cast and were elected as Class III Directors of the Company, as follows:

                                                                 FOR       WITHHELD
                                                              ----------   ---------
Wendell W. Wood.............................................  53,771,614   2,375,714
Ronald C. Whitaker..........................................  53,717,567   2,429,761
Mark E. Kaplan..............................................  53,711,094   2,436,234
John H. Walker..............................................  54,240,117   1,907,211
Robert J. D'Anniballe, Jr. .................................  53,256,153   2,891,175
Mark G. Glyptis.............................................  53,847,318   2,300,010

     In addition, Michael Bozic, Richard R. Burt and Thomas R. Sturges continued as directors after the annual meeting.

     Amendment to Article FIFTH of the Restated Certificate of Incorporation and related By-Laws Change:

     With respect to Proposal 2, the Amendment to Article FIFTH of the Restated Certificate of Incorporation, as amended, and a related change to the By-laws, to reduce the size of the Board of Directors from 14 persons to nine persons consisting of five independent directors, two management directors and two union directors, received the requisite amount of votes cast and was approved, as follows:

   FOR             AGAINST          ABSTAIN
---------         ---------         -------
53,633,646        2,465,743         47,939

     Contingent Charter Changes:

     With respect to Proposal 3, contingent changes to the Restated Certificate of Incorporation which required an affirmative vote of at least 80% of all of the outstanding voting power, this proposal failed to be approved as follows:

          (a) To adopt a new Restated Certificate of Incorporation in its entirety;

          (b) To increase the Company's authorized common stock to 250,000,000 shares and authorized preferred stock to 25,000,000 shares;

          (c) To establish a single class of directors, to provide flexibility in determining both number and qualifications of directors, provided that two or at least 20% of the directors are designated by the unions; and

          (d) To provide that stockholder approval for fundamental changes and transactions conform to Delaware General Corporation Law.

                                                          FOR        AGAINST    ABSTAIN
                                                       ----------   ---------   -------
3(a):   Common......................................   28,542,775   3,822,921   147,580
        Preferred A.................................   13,229,440   1,531,970    11,320
        Preferred C.................................      970,096       4,608     2,565

3(b):   Common......................................   27,833,890   4,596,403    82,983
        Preferred A.................................   13,225,620   1,538,590     8,520
        Preferred C.................................      965,668       8,784     2,817

3(c):   Common......................................   28,567,937   3,848,929    96,410
        Preferred A.................................   13,603,220   1,157,670    11,840
        Preferred C.................................      966,064       7,110     4,095

3(d):   Common......................................   28,734,174   3,700,073    79,029
        Preferred A.................................   13,473,910   1,283,900    14,920
        Preferred C.................................      970,393       3,546     3,330

     Approval of Independent Accountants:

     With respect to Proposal 4, ratification of the appointment of KPMG LLP as independent accountants to the Company for the fiscal year ending December 31, 2002, this proposal was approved, as follows:

   FOR             AGAINST          ABSTAIN
   ---            ---------         -------
54,099,254..      1,889,805         158,269

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     As of March 21, 2003, there were 42,104,478 shares of common stock, $.01 par value ("Common Stock"), outstanding held by 3,978 stockholders of record.

     Prior to 1989, Weirton was owned entirely by its employees through an employee stock ownership plan, or the 1984 ESOP. In June 1989, we commenced trading of our common stock on the New York Stock Exchange following an underwritten public offering by the 1984 ESOP. In September 2001 our common stock was delisted and currently trades over-the-counter.

     In connection with our 1989 public offering, Weirton established a second employee stock ownership plan, or the 1989 ESOP, and funded it with the Series A Convertible Voting Preferred Stock ("Series A"). Substantially all of our employees participate in the 1984 ESOP and the 1989 ESOP, which as of December 31, 2002 owned approximately 17% of the issued and outstanding shares of our common stock and substantially all of the issued and outstanding shares of our Series A, collectively representing approximately 36% of the voting power of our voting capital stock. In 1991 we issued 500,000 shares of Series B Preferred Stock, and we redeemed all of those shares in 1994. In 2002 we issued 1,934,874 shares of Series C Convertible Redeemable Preferred Stock ("Series C") with a mandatory redemption in 2014 of $48.4 million.

     Subject to any preferences of outstanding preferred stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the board of directors out of legally available funds. Currently we have no source for dividend payments under Delaware law. Moreover, under our current senior credit facility, we are not allowed to pay dividends or make distributions on our stock (with exception only for our 1989 ESOP put obligations) except in stock.

     As of March 21, 2003, 7,081,433 shares of Common Stock, or 17% of the outstanding shares of Common Stock, were held by one stockholder of record, United National Bank -- North, as Trustee of the 1984 ESOP. As of that date, the 1984 ESOP had approximately 4,800 participants who were active or former employees of the Company. In addition, as of March 21, 2003 there were 1,462,234 shares of Series A outstanding. As of that date, United National Bank -- North, as Trustee of the 1989 ESOP, was the record owner of 1,363,157 shares of the Series A, or over 93% of the outstanding shares of Series A, subject to the terms and conditions of the 1989 ESOP. As of that date, the 1989 ESOP had approximately 5,600 participants who were active or former employees of the Company. The Series A is not listed for trading on any exchange. The Series A has a liquidation preference of $5 per share and is convertible into one share of Common Stock, subject to adjustment. Each share of Series A is entitled to 10 votes in all matters presented to the stockholders for approval. Participants in the Company's two ESOPs have full voting rights over all shares allocated to their accounts. See "Employees" under Item 1.

     If the Company's capital structure is amended to permit the issuance of additional shares of common stock, the Company will have the option to redeem all of the outstanding shares of Series C at any time prior to April 1, 2013 by delivering to the holders of Series C shares of common stock having a value equal to the then current aggregate redemption price for all outstanding shares of Series C. The Series C is not convertible at the option of the holders of the stock. However, the Company has the option of causing the conversion of the Series C into shares of its common stock prior to April 1, 2006 in connection with a significant transaction. A significant transaction is any transaction in which either an entity acquires more than 50% of the voting power of the Company's capital stock or the Company enters into a merger or other business combination in which it is not the surviving entity. The Series C is not entitled to vote on all stockholder matters and it is not entitled to receive dividends.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system.

                                                    2001          2002       2003 (1)
                                                 -----------   ----------   ----------
                                                 HIGH   LOW    HIGH   LOW   HIGH   LOW
                                                 ----   ----   ----   ---   ----   ---
Quarter
First..........................................  1.34    .85   .78    .24   .34    .21
Second.........................................  1.53    .64   .96    .63
Third..........................................   .75    .18   .80    .45
Fourth.........................................   .45    .24   .50    .25

---------------

(1) First Quarter 2003 through March 21, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data, insofar as it relates to each of the years 1998 through 2002, has been derived from our audited financial statements and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited historical consolidated financial statements. The years 2002 (filed herewith) and 2001 included a report with an explanatory paragraph with respect to the uncertainty regarding the Company's ability to continue as a going concern.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1998       1999       2000       2001       2002
                                            ------     ------     ------     ------     ------
                                              (DOLLARS IN MILLIONS, EXCEPT WHERE INDICATED)
INCOME STATEMENT DATA:
Net sales.................................  $1,297(1)  $1,130(1)  $1,118     $  960     $1,036
Costs of sales............................   1,159(1)   1,076(1)   1,053      1,041      1,046
  Selling, general and administrative
     expenses.............................      39         45         42         35         27
  Depreciation............................      61         61         64         65         65
  Provision for profit sharing............      --         15(2)      --         --         --
  Asset impairment........................      --         22(3)      --         --         --
  Restructuring charges...................       3         --         --        141(14)     --
                                            ------     ------     ------     ------     ------
Income (loss) from operations.............      35        (89)       (41)      (322)      (102)
  Gain on sale of MetalSite investment,
     net..................................      --        170(4)      --         --         --
  Income (loss) from unconsolidated
     subsidiaries.........................      --         (1)       (26)       (19)         3
  Interest expense(5).....................     (44)       (44)       (35)       (38)       (32)
  Other income, net.......................       5          2          5          1         10
  ESOP contribution.......................      (3)(6)     (2)(6)     --         --         --
                                            ------     ------     ------     ------     ------
Income (loss) before income taxes,
  extraordinary item and minority
  interest................................      (7)        36        (97)      (378)      (121)
  Income tax provision (benefit)..........      (1)         8        (12)       154(7)      (3)
                                            ------     ------     ------     ------     ------
Income (loss) before extraordinary item
  and minority interest...................      (6)        28        (85)      (532)      (118)
  Extraordinary gain (loss) on early
     extinguishment of debt...............      --         --         --         (1)(8)      1(8)
                                            ------     ------     ------     ------     ------
Income (loss) before minority interest....      (6)        28        (85)      (533)      (117)
  Minority interest in loss of
     subsidiary...........................      --          3         --         --         --
                                            ------     ------     ------     ------     ------
Net income (loss).........................      (6)        31        (85)      (533)      (117
Additional minimum pension liability......      --         --         --         --       (147)(15)
                                            ------     ------     ------     ------     ------
Comprehensive loss........................  $   (6)    $   31     $  (85)    $ (533)    $ (264)
                                            ======     ======     ======     ======     ======

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1998       1999       2000       2001       2002
                                            ------     ------     ------     ------     ------
                                              (DOLLARS IN MILLIONS, EXCEPT WHERE INDICATED)
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and equivalents....................  $   68     $  209     $   32     $    1(16) $   --(16)
  Working capital.........................     203        299        193     (262.0)    (106.7)
  Total assets............................   1,194      1,187        990        716        696
  Long-term employee benefits.............     419        419        399        542        654
  Long-term debt (including current
     portion).............................     305        305(9)     299(9)     399        410
  Redeemable preferred stock, net(10).....      22         23         21         20         68
  Stockholders' equity (deficit)..........     122        154         63       (470)      (733)
OTHER FINANCIAL DATA:
  Capital expenditures....................  $   50     $   22     $   38     $   10     $   10
  Net cash provided by (used for)
     operating activities.................      50         81(11)    (85)(11)   (110)(11)    (28)
  Net cash provided by (used for)
     investing activities.................     (58)       145(12)    (78)       (11)        (9)
  Net cash provided by (used for)
     financing activities.................     (49)       (85)       (15)        90         36
  Working capital ratio(13)...............   1.7:1      2.2:1      2.2:1     0.49:1     0.71:1
OTHER DATA (FOR PERIOD EXCEPT WHERE
  NOTED):
  Average hot band price per ton
     shipped..............................  $  306     $  265     $  283     $  219     $  281
  Average sales per ton shipped...........     504        449        457        430        451
  Average cost per ton shipped............     450        428        430        467        455
  Tons steel shipped (in thousands).......   2,575      2,514      2,448      2,231      2,297
  Active employees (at end of period).....   4,329      4,302      4,246      3,863      3,646

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

 (5) Interest expense has been reduced by capitalized interest of $0.2 million for 2000 and $0.4 million for 1998. There was no capitalized interest expense applicable to facilities under construction for the years 2002, 2001 or 1999.

 (6) Amounts were non-cash charges as these contributions were returned to Weirton in the form of payments on loans from Weirton to the 1984 and 1989 ESOPs.

 (7) In the second quarter of 2001, a non-cash charge was recorded to fully reserve our deferred tax assets which include the deferred tax assets related to approximately $400 million of net operating loss carryforwards. It was determined that our cumulative financial losses had reached the point that fully reserving the deferred tax assets was required. However, to the extent that we generate taxable income prior to the expiration of the net operating loss carryforwards, we may be able to utilize them to help offset our tax liabilities. There are certain significant limitations that may apply to our use of such loss carryovers which depend on future changes of ownership of our stock, including additional shares of our stock issued in the future.

 (8) Reflects certain gains and losses incurred in connection with the early extinguishment of debt.

 (9) Long-term debt (including current portion) does not include amounts utilized under our prior accounts receivable securitization program. Under our accounts receivable securitization program, we obtained proceeds by selling participation interests in our accounts receivable as opposed to borrowing money using accounts receivable as collateral. As a result of this structure, proceeds received were accounted for as a reduction of our accounts receivable balance. We had sold participation interests in our accounts receivable of $25.0 million and $35.0 million at December 31, 2000 and 1999, respectively. We terminated our accounts receivable securitization program when we entered into our senior credit facility in October 26, 2001.

(10) Reflects the historical cost of the Series A at $14.50 per share at the time of its original issuance. The outstanding shares of Series A are subject to redemption at a price equal to the appraised value at the redemption date. At December 31, 2002, the shares had an appraised fair value of $0.30 per share. In any given year, we are only required to repurchase those shares put to us by a limited number of former ESOP participants who have retired or otherwise separated from service. Also included at December 31, 2002 in redeemable preferred stock is the Series C valued at $48.4 million.

(11) Net cash provided by (used for) operating activities includes amounts utilized under our accounts receivable securitization program. Utilization of the accounts receivable securitization program is treated as a sale of accounts receivable rather than long-term debt. As a result, the cash flows related to the program are operating cash flows. Cash flows from the accounts receivable securitization program accounted for $35.0 million in cash flows provided by operations in 1999, $10.0 million used by operations in 2000 and $25.0 million used by operations in 2001.

(12) Cash flows from investing activities include $170.1 million in proceeds from the sale of a portion of our investment in MetalSite L.P. in 1999.

(13) Our working capital ratio is calculated by dividing our total current assets by our total current liabilities.

(14) As a result of the operating cost savings program, we recorded a restructuring charge of $129 million in the fourth quarter of 2001. The restructuring charge included an increase in pension and other post retirement obligations of approximately $119 million, an $8 million increase in other long term liabilities and $2 million in other short term costs, including severance payments. This restructuring provided for the permanent elimination of a minimum of 372 production and maintenance jobs, a minimum of 78 office, clerical and technical jobs and a reduction of 100 management positions. Also in 2001, the Company implemented the 2001 Workforce Downsizing Program. The program reduced non-represented staff employees by approximately 10%. As a result, the Company recorded a first quarter 2001 restructuring charge of $12.3 million.

(15) Because the Company's accumulated benefit obligation exceeded the fair value of its pension plan assets, the Company was required to record an additional minimum pension liability, a portion of which was recorded in comprehensive loss.

(16) Under its senior credit facility, the Company is required to utilize all available cash to pay down amounts outstanding under the facility. Amounts received from customers and held in blocked accounts pending transfer to pay down amounts outstanding under the senior credit facility are shown as a reduction to the facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the audited consolidated financial statements and notes thereto.

OVERVIEW

     General. We are a major integrated producer of flat rolled carbon steel with principal product lines consisting of tin mill products and sheet products. Tin mill products include tin plate, chrome coated and black plate steels and are consumed principally by the container and packaging industry for food cans, general line cans and closure applications, such as caps and lids. Tin mill products accounted for 46% of our revenues and 35% of tons shipped in 2002. Sheet products include hot and cold rolled and both hot-dipped and electrolytic galvanized steels and are used in numerous end-use applications, including among others the construction, appliance and automotive industries. Sheet products accounted for 54% of our revenues and 65% of tons shipped in 2002. In addition, we currently are providing tolling services at our hot strip mill for a major stainless steel producer, which accounts for almost 20% of the overall capacity of our hot strip mill.

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

     Weirton, like most United States integrated steel producers, has sustained significant operating losses and a decrease of liquidity as a result of adverse market conditions due to the continued recessionary economy and depressed selling prices caused in substantial part by dramatic increases in imported steel. See "Item I, Business -- Steel Industry Overview" and also "Item I, Business -- Our Strategic Plan."

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and financing facilities amounted to $29.0 million at December 31, 2002, as compared to $33.6 million at December 31, 2001. Our liquidity has continued to decline primarily as a result of operating losses from prolonged adverse market conditions. To mitigate the effects of these prevailing adverse conditions, we have initiated a cost improvement program to position ourselves to become more cost competitive.

     At December 31, 2002, we had cash and equivalents of $0.2 million compared to $1.4 million as of December 31, 2001. Our liquidity at March 21, 2003 was $20.9 million. Our consolidated statements of cash flows at December 31 are summarized below:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2002         2001
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Net cash used by operating activities.......................   $(27,654)    $(109,743)
Net cash used by investing activities.......................     (9,302)      (11,203)
Net cash provided by financing activities...................     35,805        90,289
                                                               --------     ---------
Decrease in cash............................................   $ (1,151)    $ (30,657)
                                                               ========     =========

     The $27.7 million net cash outflow from operating activities resulted from adverse market conditions prevailing in the domestic steel industry. To help offset the difficult market conditions, we undertook various measures during 2002 and 2001 to enhance our operating cash flow by reducing overall operating costs and net working capital investment. During the fourth quarter of 2002, these measures were partially offset as we built inventory in anticipation of a planned hot mill outage for the first quarter of 2003. Inventory has also increased since the No. 4 blast furnace has been back to full production during 2002 compared to its limited production in 2001. The increase in accounts payable is associated with the increase in inventory. We have no significant past due payables.

     At current production and shipment levels, we anticipate sustaining our normal levels of working capital investment. We continue to pursue strategies to reduce our working capital investment, but opportunities for further reductions are substantially less than those already achieved. Should the markets for our products improve, we may increase our working capital investment. Such an increase could be funded in part by additional amounts available under our senior credit facility.

     Net cash used by investing activities primarily includes $10.3 million and $10.4 million of capital expenditures for the years ended December 31, 2002 and 2001, respectively. Our new senior credit facility places limits on our ability to make certain future capital expenditures to $34.5 million in 2003, subject to increase to $40.0 million in 2003 if we meet certain financial tests.

     The $35.8 million in net cash provided by financing activities in 2002 consisted of $27.3 million in borrowings under our senior credit facility and $16.3 million in cash received under our vendor financing arrangements. The cash provided by these two facilities was offset by the deferred debt issuance costs that had been paid in connection with our June 2002 debt exchange offers. As of December 31, 2001, cash provided by financing activities consisted of $87.8 million in borrowings under our senior credit facility and $11.5 million in cash received under our vendor financing arrangements. The cash provided by these two facilities was offset by the deferred debt issuance costs spent to establish the facilities as well as the cost of preparing an offer to exchange our existing senior notes.

     Our senior credit facility was established on October 26, 2001 (and was amended and restated on May 3, 2002) under a loan and security agreement with Fleet Capital Corporation, as agent for itself and other lenders, Foothill Capital Corporation, as syndication agent, The CIT Group/Business Credit, Inc. and GMAC Business Credit LLC, which serve as co-documentation agents for the facility, and Transamerican Business Capital Corporation. At December 31, 2002 and 2001, we had borrowed $121.0 million and $92.1 million, respectively, under the senior credit facility, which is presented in our consolidated balance sheets net of $5.8 million and $4.3 million, respectively, of all cash from lockboxes. At December 31, 2002 and 2001 we had utilized an additional $0.5 million and $9.5 million, respectively, under the letter of credit subfacility. Taking into account outstanding letters of credit, we had $23.0 million and $27.9 million available for additional borrowing under the facility at December 31, 2002 and 2001, respectively. Additional borrowing available under the senior credit facility at March 21, 2003 was $20.4 million. Under the senior credit facility we are allowed to make scheduled semi-annual cash interest payments on the senior secured notes, senior notes, secured series 2002 bonds and series 1989 bonds, provided that these cash payments are reserved against availability under the facility.

     Beginning in late October 2001, we also obtained assistance from certain key vendors and others through our vendor financing programs to improve our near term liquidity. As of December 31, 2002, we had received approximately $27.9 million in proceeds related to the sale and leaseback of the Foster-Wheeler Steam Generating Plant and related financing programs. During the third quarter of 2002, the Company received an additional $3.0 million from a secured loan involving the Company's General Office, Research and Development Facility, and railroad rolling stock.

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

The Company's liquidity will be enhanced through a reduction in debt service cost of up to approximately $27 million per year in 2003 and 2004, approximately $23 million in 2005 and approximately $18 million in 2006, provided the Company is not required to make contingent interest payments on the senior secured notes or the secured series 2002 bonds. We do not believe that the Company will generate "excess cash flow" as defined in the indentures governing the senior secured notes and secured series 2002 bonds, in the near term, as a result of which, it is unlikely we will be required to make the $6.0 million in contingent interest payments included in the current portion of long-term debt at December 31, 2002.

     At December 31, 2002, we had $426.4 million in net deferred tax assets which were fully reserved with a valuation allowance of the same amount. These assets, although they are fully reserved for financial accounting purposes, are available to offset future income tax liabilities should we generate taxable income. We have been required in the past, and may be required in the future, to make payments under federal alternative minimum tax regulation.

     At December 31, 2002, we had an accrued pension liability of $408.0 million. During 2002, we made a voluntary pension contribution of $1.2 million. Under minimum funding rules, substantial contributions to the pension plan averaging approximately $70 million per year are likely to be required in each of 2003 through 2007. These amounts arise to a great extent from the performance of the financial markets and continued declines in interest rates used to calculate our liabilities over the last three years (see "Current Developments" discussion).

     At December 31, 2002, we had an accrued liability for other postemployment benefits of $356.3 million. Notwithstanding the ultimate success of our campaign for voluntary healthcare contributions from certain retirees, we anticipate that payments for other postemployment benefits will increase in future years from the $31.6 million we paid in 2002 due to an increase in the number of retirees receiving benefits, as well as increases in per capita health care costs.

     We expect pension contributions and payments for postretirement benefits will require a substantial amount of liquidity over the next five years. Payments of these legacy costs may significantly affect the liquidity available for other purposes, including capital expenditures and other operating, investing and financing activities.

     To address the issues created by these legacy cash requirements, the Company has taken several steps, including:

     - Requesting funding waivers from the Internal Revenue Service. Funding waivers, if granted, would allow the Company to fund required pension contributions, for select plan years, over five year periods.

     - Seeking changes to our existing retirement benefit plans (pension and postretirement medical benefits) which we believe will be necessary for us to remain competitive in light of benefit changes taking place as the steel industry is restructured. In February 2003, we agreed with our unions to freeze future accrued benefits under our pension plan. The Company is currently asking retirees under the age of 65 to contribute to their healthcare costs.

     - Supporting the lobbying efforts of several organizations, including the American Benefits Council Retirement Task Force. The focus of this group has been to provide funding relief by allowing pension plan sponsors to spread required contributions over a longer period of time.

     Although the Company is addressing the issue created by the legacy cash requirements, there can be no assurance that our efforts will be successful. In the event our efforts are successful, a significant amount of cash may still be required in the future.

     A charge to shareholders' deficit of $146.7 million and an intangible asset of $40.4 million were recorded at December 31, 2002 to reflect increased pension obligations relative to their supporting assets. Under accounting principles generally accepted in the United States, changes in the market value of the assets held in trust for pension purposes can result in significant changes in the sponsor's balance sheet. The accounting rules provide that if, at any plan measurement date (which in our case is generally December 31 of each year), the fair value of plan assets is less than the plan's accumulated benefit obligation ("ABO"), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets, and any prepaid pension assets must be removed from the balance sheet. The sum of the liability and prepaid pension assets must be offset by the recognition of an intangible asset and/or as a direct charge against shareholders' deficit. These adjustments have no direct impact on earnings per share or cash. As of December 31, 2002, the fair value of plan assets for our pension plan was $528.7 million.

LIQUIDITY OUTLOOK

     The following table sets forth the timing of our liquidity requirements in regard to contractual obligations and commercial commitments (see "Current Developments" discussion below):

                                                  LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS:                 TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
------------------------                 ------   ---------   ---------   ---------   -------
Long Term Debt (1).....................  $265.5     $ 6.9      $ 56.9      $ 28.0     $173.7
Capital Lease Obligation (2)...........    29.0       1.6         3.8         4.9       18.7
Operating Leases.......................    15.7       7.4         7.9         0.4         --
Unconditional Purchase Obligations
  (3)..................................
Other Long Term Obligations (4)........    16.2       4.1         6.9         5.2         --
Redeemable Stock (5)...................    48.4        --          --          --       48.4
Pension Obligation (6).................   408.0      78.2       146.0       133.8       50.0
                                         ------     -----      ------      ------     ------
  Total Contractual Cash Obligations...   782.8      98.2       221.5       172.3      290.8
OTHER COMMERCIAL COMMITMENTS:
Lines of Credit........................   115.1        --       115.1          --         --
                                         ------     -----      ------      ------     ------
       TOTAL...........................  $897.9     $98.2      $336.6      $172.3     $290.8
                                         ======     =====      ======      ======     ======

---------------

(1) The exchanges that resulted in the issuance of the senior secured notes and secured series 2002 bonds were accounted for as troubled debt restructurings in accordance with SFAS 15. As a result of this accounting treatment, future interest payments are included in the carrying value of the liability. The payments reflected in the table assume the maximum future cash flows associated with the senior secured notes and secured series 2002 bonds. This includes all contingent interest based on excess cash flow as defined in the indentures governing the securities. Management currently does not believe that the Company will generate excess cash flow. As a result, the cash payments on long-term debt in each of the years 2 and 3 would be reduced by $27.1 million if, as expected, we do not pay contingent interest.

(2) The capital lease obligation arises from the sale and leaseback of the Company's steam generating facilities as part of our vendor financing programs. The payments reflect the scheduled principal payments on the $29.0 million obligation that had been incurred as of December 31, 2002. The Company is not required to make payments on the obligation until the first quarter of 2003, at which time quarterly payments commenced. The payments will include both principal and interest. If the interest portion of the payment had been included in the chart above, the totals would have increased from $1.6 million to $5.0 million in less than one year, from $3.8 million to $9.9 million in two to three years, from $4.9 million to $9.9 million in four to five years and from $18.7 million to $27.2 million after five years.

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

(4) Includes required reimbursements to National for induced retirements of Company employees also covered by the National Pension plan. Based on the benefit enhancements granted to date, we will make the reimbursement payments indicated. In March 2002, National filed for protection under federal bankruptcy law. On December 6, 2002, the PBGC filed action with the U.S. District Court of Northern Illinois seeking to terminate all seven of National's pension plans, including the Weirton Retirement Program (Plan
    056) which covers the Company's employees for pre-1984 service. The court has yet to rule in this matter. Pension reimbursement payments to National have been suspended pending resolution of this matter and the outcome of other National liability issues related to its bankruptcy.

(5) Redeemable Stock includes the maximum redemption value of the Series C preferred stock which the Company is required to redeem in 2013. The Company has the option to redeem the stock earlier for lesser amounts. The redeemable stock does not include any amounts for Series A preferred stock. Distributees of Series A preferred stock from the 1989 Employee Stock Ownership Plan can require the Company to repurchase the shares for cash at market value within specified windows of time after receiving their shares. Series A preferred stock may also be converted into common stock or continue to be held by the distributees after the mandatory repurchase periods. As a result, it is not possible to know the amount and timing of redemption of the Series A preferred stock, and it has not been included. No inclusion has been made in the table for the new series of redeemable preferred stock the Company authorized in February 2003 to issue to employees in connection with its new labor agreements (see "Current Developments" discussion).

(6) The Company has filed a pension waiver application for the 2002 and 2003 plan years with the Internal Revenue Service, which, if granted, would allow us to fund our pension obligations for those plan years over five year periods. In February 2003, we agreed with our unions to freeze future accrued benefits under our pension plan, effective April 30, 2003, which will significantly reduce our necessary contributions. Additional reductions will be realized if our funding waiver applications are granted. As of December 31, 2002, the Company included a $78.2 million accrued pension obligation in current liabilities based on the minimum funding rules without effect for the granting of the funding waivers requested or the plan freeze (see "Current Developments" discussion).

     In the absence of significant new debt or equity financing, the Company's future liquidity remains largely dependent upon its ability to obtain (i) a significant amount of the planned $120 million cost savings program, (ii) the requested pension funding waivers, and (iii) forecasted cash flows from operations, which is closely related to business conditions in the domestic steel industry. Based upon the foregoing, the Company believes that cash flows generated from operating activities and other available sources will be sufficient to meet its short-term cash needs.

     If actual results of operations differ materially from those forecasted and the Company is not successful in implementing other liquidity improvement strategies, the Company's liquidity will be adversely affected and may not be sufficient to meet its needs.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The net loss for 2002 was $117.4 million, or $2.80 per diluted share. Results for 2002 included an extraordinary gain of $0.2 million on the early extinguishment of debt, the sale of excess NOx allowances for $4.4 million, the sale of Prudential common stock for $3.2 million as a result of Prudential's demutualization, a tax refund of $3.5 million and a legal settlement of $1.9 million. The net loss for 2001 was $533.3 million or $12.85 per diluted share, which included a non-cash charge of $153.8 million to fully reserve the deferred tax assets, restructuring charges of $129.0 million related to fourth quarter 2001 workforce reductions, $12.3 million for an involuntary first quarter 2001 reduction program for non-represented employees, the write-off of our remaining interests in certain joint ventures totaling $18.0 million and an extraordinary loss on the early extinguishment of debt of $1.0 million.

     Net sales for 2002 were $1,036.2 million, an increase of $75.8 million or 8% from 2001. Total shipments for 2002 were 2.3 million tons, an increase of 0.1 million tons, or 5%, compared to 2001 shipments of 2.2 million tons. The increase in revenue reflects the effects of the tariffs on imported steel and the temporary curtailment of domestic production capacity during the first half of 2002. In addition to the impact of the increase in shipment volume, our revenues were positively impacted by higher selling prices on sheet products. Average flat rolled sheet steel prices were higher by $34 per ton, or 10%, during 2002 compared to 2001.

     Tin mill product net sales for 2002 were $481.7 million, an increase of $8.8 million from 2001. Shipments of tin mill products in 2002 were 808,000 tons compared to 799,000 tons for 2001. The increase in revenue resulted from an increase in shipments and a change in product mix.

     Sheet product net sales for 2002 were $554.5 million, an increase of $66.7 million from 2001. Shipments of sheet product in 2002 were 1.5 million tons compared to 1.4 million tons in 2001. The increase in revenue resulted from both an increase in shipments of approximately 4% and an increase in selling prices.

     Costs of sales for 2002 were $1,046.7 million, or $456 per ton, compared to $1,041.5 million, or $467 per ton, for 2001. The decrease in cost of sales per ton was attributable to our cost reduction efforts and the increase in shipments as we gained certain economies of scale.

     Selling, general and administrative expenses for 2002 were $26.6 million, a decrease of $7.9 million from 2001. The Company has significantly reduced its management workforce, resulting in lower selling, general and administrative expenses.

     In the fourth quarter of 2001, our management negotiated new labor agreements with the ISU and IGU that became effective in late October 2001. The agreements provided for the permanent elimination of a minimum of 372 production and maintenance jobs and a minimum of 78 office, clerical and technical jobs. We also streamlined our management structure by elimination of non-core and redundant activities resulting in a reduction of 100 management positions. As a result of the workforce reductions, we recorded a fourth quarter 2001 restructuring charge of $129.0 million.

     In March 2001, we implemented our 2001 Workforce Downsizing Program. The program reduced non-represented staff employees by approximately 10%. As a result, we recorded a first quarter 2001 restructuring charge of $12.3 million.

     The Company's income from unconsolidated subsidiaries during 2002 is related to WeBCo. WeBCo's increased profitability during 2002 is due to the success of its new venture in selling excess and secondary sheet products.

     During the first quarter of 2001, we recorded an $18.1 million charge to loss from unconsolidated subsidiary as a result of writing-off our investments in MetalSite and GalvPro.

     Interest expense decreased $6.4 million in 2002 when compared to the same period in 2001. The decrease is a result of our successful exchange offers. The current market conditions have caused interest rates to be lowered substantially, which resulted in a decrease in our interest expense even though we had an increase in our borrowings during 2002. At December 31, 2002 and 2001, we had borrowed $115.1 million and $87.8 million, respectively, under our senior credit facility.

     Other income increased $9.2 million from 2001 to 2002. During 2002, the Company received proceeds from a legal settlement of $1.9 million. As required by Section 126 of the Clean Air Act, limitations have been implemented to control the NOx emissions from industrial boilers. Because the Company does not use coal in its boilers and has taken steps to improve energy efficiency in its operations, the Company was able to sell a portion of its NOx allowances in June 2002 for $4.4 million. In addition, during the first quarter of 2002, the Company received approximately $3.2 million from the sale of Prudential Financial stock it had received upon the demutualization of Prudential and $0.5 million related to import tariffs.

     In June 2002, the Company received an income tax refund of $3.5 million in accordance with the Job Creation and Worker Assistance Act of 2002 signed by President Bush on March 9, 2002. This new act provides for an expansion of the carryback of NOLs from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded in 2001 to the 1997 through 1999 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. Continuing losses have raised doubts about the Company's ability to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. During 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. The net deferred tax assets generated in 2002 and 2001 were approximately $66 million

(including $57.2 million related to the recognition of a minimum pension liability discussed in the second succeeding paragraph) and $144 million, respectively, and were fully offset by valuation allowances.

     In the second quarter of 2002, the Company recognized an extraordinary gain from the early extinguishment of debt related to the exchange offers. The 2001 extraordinary loss on early extinguishment of debt of $1.0 million pertains to costs incurred in the closing of the inventory facility.

     During 2002, the Company was required to record an additional minimum pension liability. Because the additional minimum pension liability exceeded unrecognized prior service costs, the Company was required to record $146.7 million as a component of comprehensive loss and $40.4 million as an intangible pension asset.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net loss for 2001 was $533.3 million, or $12.85 per diluted share, which included a non-cash charge of $153.8 million to fully reserve the deferred tax assets, restructuring charges of $129.0 million related to fourth quarter workforce reductions associated with our strategic plan, $12.3 million for an involuntary first quarter reduction program for non-represented employees, the write-off of our remaining interests in certain joint ventures totaling $18.1 million and an extraordinary loss on the early extinguishment of debt of $1.0 million. Net loss for 2000 was $85.1 million, or $2.06 per diluted share.

     Net sales for 2001 were $960.4 million, a decrease of $157.5 million or 14% from 2000. Total shipments for 2001 were 2.2 million tons, a decrease of 0.2 million tons, or 9%, compared to 2000 shipments of 2.4 million tons. The decrease in revenue reflects the extremely adverse market conditions that have troubled the domestic steel industry since 1998 and have significantly worsened over the past 18 months ended December 31, 2001. In addition to the impact of the decrease in shipment volume, our revenues were negatively affected by lower selling prices on all products. Average tin mill product prices were down approximately $6 per ton, or approximately 1%, during 2001 compared to 2000. Average flat rolled sheet steel prices were lower by $51, or 13%, over the same period. Partially offsetting the impact of lower selling prices and volumes was a shift to a higher value-added product mix with a notable increase in tin plate shipments as a percentage of total shipments.

     Tin mill product net sales for 2001 were $472.8 million, an increase of $34.5 million from 2000. Shipments of tin mill products in 2001 were 799 thousand tons compared to 736 thousand tons for 2000. The increase in revenue resulted from a 9% increase in shipments which was partially offset by a modest decrease in selling prices.

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

     For 2001, we incurred a negative gross margin as cost of sales exceeded sales by $81.1 million. Severe weakness in the domestic steel industry depressed sheet product prices to the point where our sheet product revenues were not enough to exceed the direct cost of production and indirect overhead costs. Depressed market conditions resulted in lower shipment and production levels and the loss of certain economies of scale. Additionally, higher energy costs have negatively influenced our operating results. Gross margin on our tin mill products were positive during the period, but not enough to offset the negative margins on sheet products. We will continue to compete in the sheet products market to utilize our productive assets as efficiently as possible, but as part of our strategic plan, we will make efforts to transition more of our shipments from sheet products to tin products.

     In the fourth quarter of 2001, we began implementation of an operating cost reduction program. We negotiated new labor agreements with the ISU that became effective in late October 2001. The agreements provided for the permanent elimination of a minimum of 372 production and maintenance jobs and a minimum of

78 office, clerical and technical jobs. We also streamlined our management structure by elimination of non-core and redundant activities resulting in a reduction of 100 management positions.

     As a result of the workforce reductions, we recorded a fourth quarter restructuring charge of $129.0 million, consisting in part of a $90.0 million increase in our accrued pension cost and a $28.6 million increase in our liability for other post-retirement benefits. Also as part of the fourth quarter restructuring charge, we recorded a $7.7 million liability to reimburse National for Weirton employees. As part of the agreement under which we acquired our assets from National Steel in 1984, National agreed to assume responsibility for pension benefits related to our employees' service prior to the acquisition. However, under the same agreement, we are required to partially reimburse National Steel for those same Weirton employees if our employees are induced into retiring early. The remaining $2.7 million of the fourth quarter restructuring charge was related to other separation and severance benefits provided to the affected employees and was reflected in current liabilities at December 31, 2001.

     In March 2001, prior to the implementation of our strategic plan, we implemented our 2001 Workforce Downsizing Program. The program reduced non-represented staff employees by approximately 10%. As a result, we recorded a first quarter restructuring charge of $12.3 million consisting of an increase in accrued pension cost of $5.4 million and an increase in our liability for other post retirement benefits of $3.9 million. The remaining $3.0 million consisted of a $0.6 million liability to reimburse the National for Weirton employees and $2.4 million of other separation and severance benefits provided to the affected employees. As of December 31, 2001, we had paid an aggregate of $1.1 million related to the restructuring charges.

     During the first quarter of 2001, we recorded an $18.1 million charge to loss from unconsolidated subsidiaries writing-off our investments in MetalSite and GalvPro. During 2000, losses from these two unconsolidated subsidiaries accounted for a majority of the total loss from unconsolidated subsidiaries.

     Interest expense increased $3.8 million in 2001 as a result of greater utilization of our working capital facilities. At December 31, 2001, we had borrowed $87.8 million under our senior credit facility.

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

     The extraordinary loss on early extinguishment of debt of $1.0 million pertains to costs incurred in termination of the inventory facility.

CURRENT DEVELOPMENTS

     On February 19, 2003, the Company's unions ratified new labor agreements. The agreements included a 5% wage reduction, cancellation of a wage increase scheduled for April 2003, a freeze on benefit accruals under the Company's defined benefit pension plan, and vacation pay deferrals. A 5% wage reduction, a pension plan freeze and a cancellation of a wage increase scheduled for April 2003 also extended to non-union employees.

     In exchange for the employee related savings, the Company agreed to issue, to an employee trust, up to 500,000 shares (each with a liquidation preference of $100) of a new series of non-voting preferred stock. The stock is to be redeemable or exchangeable at varying prices in cash, subordinated debt or common stock, at the

Company's option, on or before March 1, 2015. Under its senior credit facility, the Company is not permitted to make payments or other distributions on stock in a form other than stock.

     Effective April 30, 2003, the Company's Pension Plan will freeze future accrued benefits, which will significantly reduce our required contributions. Over the next five years, our pension funding requirements will decrease by approximately $16 million per year, and our pension expense will decrease by approximately $33 million per year. As a result of the freeze, the Company is required to record a charge to operations to write-off its intangible pension asset of $40.4 million during the first quarter of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable. Actual results could differ from those estimates.

     Management believes that the following are the more significant judgments and estimates used in the preparation of the financial statements.

     Reserves and Valuation Allowances: The Company evaluates its significant reserves and valuation allowances and makes revisions to the estimates as required. The ultimate cost or loss to the Company changes as additional information becomes available. The Company uses the following policies to establish its reserves:

     - Accounts Receivable -- Management analyzes accounts receivable balances on an ongoing basis, including historical bad debt and customer claims information, customer creditworthiness and current economic trends, to evaluate the adequacy of the allowances for accounts receivable. The Company records appropriate provision for loss whenever reasonable doubt exists as to the collectibility of customer accounts receivable.

     - Deferred Tax Assets -- On a quarterly basis, the Company considers the likelihood of its ability to realize the future benefit of its deferred tax assets given the uncertainty of the domestic steel market. The Company utilizes information regarding historical and projected financial performance and other factors relating to the generation of taxable income as a basis for its estimates. During 2001, the Company determined that a valuation allowance was necessary for all of its net deferred tax assets. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

     - Environmental Matters -- Environmental matters are evaluated on an individual occurrence basis. The Company works closely with its environmental consultants and government agencies to estimate the cost of environmental matters. Estimates are adjusted as information becomes available to support such changes.

     Pensions and Other Postemployment Benefits: Pension and other postemployment benefit ("OPEB") expenses are based on, among other things, assumptions of the discount rate, estimated return on plan assets, wage and salary increases, the mortality of participants, and the current level and escalation of health care costs in the future. On an annual basis, management determines the assumptions to be used to compute pension and OPEB expense and pension contributions based on discussions with the Company's actuaries and other advisors. Changes in the factors discussed above and differences between actual and assumed changes in the present value of liabilities or assets could cause annual expense or contributions to increase or decrease materially from year to year.

     Asset Impairments: Based on its recent operating losses, the Company has made estimates of the undiscounted future cash flow over the remaining useful lives of its operating assets to determine if the assets are impaired. As of December 31, 2002, the Company determined that no impairment existed. Estimates of future cash flows in volatile market conditions are inherently subjective and these estimates of future expected cash flows may change by a material amount in the future.

     Inventory: Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method. The Company records an appropriate provision for net realizable value which is based on, among other things, estimated future selling prices.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure; Amendment of FASB Statement 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to provide more frequent and more prominent disclosure. The Company has adopted the annual disclosure provisions and will adopt the interim disclosure provisions of SFAS No. 148 effective with the first quarter 2003. The Company is not changing to the fair value based method of accounting for stock-based employee compensation. Therefore, the transition provisions are not applicable.

     In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures and clarifies the accounting related to a guarantor's obligation in issuing a guarantee. The disclosures required by FIN 45 are included in Note 18 to the Company's consolidated financial statements. The adoption of FIN 45 is not expected to have a material effect on the financial position or results of operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 could have a material effect on the Company's financial statements to the extent that significant exit or disposal activities occur subsequent to adoption.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections," was issued. Among other amendments to previous statements, which have already taken effect, a provision in the Statement, requiring certain gains and losses from the extinguishment of debt to be reclassified from extraordinary items, is effective January 1, 2003.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company will adopt SFAS 143 in 2003, but does not believe adoption will have a material effect on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations consume large amounts of natural gas and blast furnace coke. Global demand for coke is high. China, the largest exporter of coke, is producing less and consuming more coke, resulting in a 3.0 million ton reduction in exports. Domestic coke has a 3.0 million ton deficit (demand is greater than supply) caused by recent blast furnace start-ups and coke plant closures. Domestic coke prices have risen over $3 per ton from 2001 to 2002. At normal consumption levels, a $1.00 per ton change in our coke costs would result in an estimated $1.1 million change in our annual operating costs. Domestic natural gas prices increased from an average of $2.95 per mcf in 1999 to an average of $4.00 per mcf in 2002. At normal consumption levels, a $1.00 per mcf change in domestic natural gas prices would result in an estimated $17 million change in our normal operating costs.

     A primary source of energy used by the Company in its steel manufacturing process is natural gas. For the year ended December 31, 2002 and 2001, the average price of natural gas consumed by the Company was $4.00/mcf and $5.39/mcf, respectively, for a total cost of $69.0 million and $71.1 million, respectively. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's pretax income of approximately $6.9 million.

     The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values and were relatively insensitive to changes in interest rates at December 31, 2002 due to the short term maturity of these instruments.

     We had the following financial liabilities (where fair value differed from carrying value) as of December 31, 2002:

                                                                   DECEMBER 31, 2002
                                                              ---------------------------
                                                              CARRYING VALUE   FAIR VALUE
                                                              --------------   ----------
                                                                 (DOLLARS IN MILLIONS)
Long term debt obligations..................................      $295.0(1)      $75.6
Series A redeemable preferred stock.........................        19.5           0.4
Series C convertible redeemable preferred stock.............        48.4           1.9

---------------

(1) Includes maximum future cash outflows associated with our debt exchange in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     Our market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand for our products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    34
Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended December 31, 2002, 2001 and 2000......    35
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    36
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................    37
Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 2002, 2001 and 2000......    38
Notes to Consolidated Financial Statements..................    40

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
WEIRTON STEEL CORPORATION:

     We have audited the accompanying consolidated balance sheet of Weirton Steel Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying December 31, 2001 consolidated balance sheet and December 31, 2001 and 2000 consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows were audited by other auditors who have ceased operations. Those auditors' report, dated January 24, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that indicated there was substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weirton Steel Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has sustained significant losses from operations and also has a total stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/ KPMG LLP
                                          --------------------------------------
                                                         KPMG LLP
Pittsburgh, Pennsylvania
January 30, 2003

                           WEIRTON STEEL CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
NET SALES................................................  $1,036,159   $  960,358   $1,117,829
  Operating Costs:
  Cost of sales..........................................   1,046,707    1,041,501    1,052,867
  Selling, general and administrative expenses...........      26,621       34,515       41,673
  Depreciation...........................................      65,185       65,194       63,968
  Restructuring charges..................................          --      141,326           --
                                                           ----------   ----------   ----------
       TOTAL OPERATING COSTS.............................   1,138,513    1,282,536    1,158,508
                                                           ----------   ----------   ----------
LOSS FROM OPERATIONS.....................................    (102,354)    (322,178)     (40,679)
  Income (loss) from unconsolidated subsidiaries.........       3,425      (18,673)     (26,208)
  Interest expense.......................................     (32,028)     (38,458)     (34,633)
  Other income, net......................................       9,926          719        4,797
                                                           ----------   ----------   ----------
  Loss before income taxes and extraordinary item........    (121,031)    (378,590)     (96,723)
  Income tax provision (benefit).........................      (3,475)     153,765      (11,607)
                                                           ----------   ----------   ----------
  Loss before extraordinary item.........................    (117,556)    (532,355)     (85,116)
  Extraordinary gain (loss) on early extinguishment of
     debt................................................         153         (958)          --
                                                           ----------   ----------   ----------
NET LOSS.................................................    (117,403)    (533,313)     (85,116)
Other Comprehensive Loss:
  Additional minimum pension liability...................    (146,655)          --           --
                                                           ----------   ----------   ----------
COMPREHENSIVE LOSS.......................................  $ (264,058)  $ (533,313)  $  (85,116)
                                                           ==========   ==========   ==========
PER SHARE DATA:
  Weighted average number of common shares (in
     thousands):
     Basic...............................................      41,940       41,491       41,401
     Diluted.............................................      41,940       41,491       41,401
  Basic earnings per share:
     Loss before extraordinary item......................  $    (2.80)  $   (12.83)  $    (2.06)
     Loss on early extinguishment of debt................          --        (0.02)          --
                                                           ----------   ----------   ----------
     Net loss per share..................................  $    (2.80)  $   (12.85)  $    (2.06)
                                                           ==========   ==========   ==========
  Diluted earnings per share:
     Loss before extraordinary item......................  $    (2.80)  $   (12.83)  $    (2.06)
     Loss on early extinguishment of debt................          --        (0.02)          --
                                                           ----------   ----------   ----------
     Net loss per share..................................  $    (2.80)  $   (12.85)  $    (2.06)
                                                           ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2002          2001
                                                              -----------   ----------
                                                               (DOLLARS IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                          ASSETS:
CURRENT ASSETS:
  Cash and equivalents, including restricted cash of $197
    and $778, respectively..................................  $       219   $    1,370
  Receivables, less allowances of $6,487 and $7,487,
    respectively............................................       97,347      103,046
  Inventories, net..........................................      165,454      136,850
  Other current assets......................................        4,089        5,980
                                                              -----------   ----------
       TOTAL CURRENT ASSETS.................................      267,109      247,246
Property, plant and equipment, net..........................      376,758      432,880
Intangible pension asset....................................       40,388       19,689
Other assets and deferred charges...........................       11,860       16,419
                                                              -----------   ----------
       TOTAL ASSETS.........................................  $   696,115   $  716,234
                                                              ===========   ==========
                        LIABILITIES:
CURRENT LIABILITIES:
  Senior credit facility....................................  $   115,121   $   87,781
  Notes and bonds payable...................................        8,484      243,271
  Payables..................................................       80,689       71,197
  Accrued pension obligation................................       78,200           --
  Postretirement benefits other than pensions...............       32,000       28,000
  Accrued employee costs and benefits.......................       42,534       48,029
  Accrued taxes other than income...........................       14,768       15,008
  Other current liabilities.................................        2,035       15,916
                                                              -----------   ----------
       TOTAL CURRENT LIABILITIES............................      373,831      509,202
Notes and bonds payable.....................................      286,522       67,806
Accrued pension obligation..................................      329,842      205,282
Postretirement benefits other than pensions.................      324,278      336,375
Other long term liabilities.................................       46,529       46,812
                                                              -----------   ----------
       TOTAL LIABILITIES....................................    1,361,002    1,165,477
REDEEMABLE STOCK:
  Preferred stock, Series A, $0.10 par value; 1,516,405 and
    1,548,794 shares authorized and issued; 1,462,260 and
    1,511,168 subject to put................................       20,305       21,108
  Less: Preferred treasury stock, Series A, at cost, 54,151
    and 52,640 shares.......................................         (782)        (760)
  Preferred stock, Series C, $0.10 par value; 1,934,874
    shares authorized and issued............................       48,372           --
                                                              -----------   ----------
       TOTAL REDEEMABLE STOCK...............................       67,895       20,348
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, Series A, $0.10 par value, 54,145 and
    37,626 shares not subject to put........................          784          546
  Common stock, $0.01 par value; 50,000,000 shares
    authorized; 43,848,529 and 43,812,763 shares issued.....          438          438
  Additional paid-in capital................................      457,973      459,871
  Common stock issuable, 292,171 and 432,184 shares.........          135          163
  Less: Common treasury stock, at cost, 1,971,113 and
    2,310,739 shares........................................      (11,431)     (13,986)
  Accumulated deficit.......................................   (1,034,026)    (916,623)
  Accumulated other comprehensive loss......................     (146,655)          --
                                                              -----------   ----------
       TOTAL STOCKHOLDERS' DEFICIT..........................     (732,782)    (469,591)
                                                              -----------   ----------
TOTAL LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS'
  DEFICIT...................................................  $   696,115   $  716,234
                                                              ===========   ==========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(117,403)  $(533,313)  $ (85,116)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation............................................     65,185      65,194      63,968
    (Income) loss from unconsolidated subsidiaries..........     (3,425)     18,673      26,208
    Amortization of deferred financing costs................      3,296       2,360       1,987
    Restructuring charges...................................         --     141,326          --
    (Gain) loss on early extinguishment of debt.............       (153)        958          --
    Deferred income taxes...................................         --     153,765      (5,001)
  Cash provided (used) by working capital items:
    Receivables.............................................      5,699     (28,059)     28,731
    Inventories.............................................    (28,604)     65,527     (15,667)
    Other current assets....................................      1,891       5,265      (5,312)
    Payables................................................      9,492      (5,618)    (56,586)
    Accrued employee costs and benefits.....................     (5,495)      2,494     (12,937)
    Other current liabilities...............................     14,075       8,916      (9,308)
    Accrued pension obligation..............................     35,406      10,262     (11,301)
    Other postretirement benefits...........................     (8,097)    (12,424)     (8,344)
    Other...................................................        479      (5,069)      3,759
                                                              ---------   ---------   ---------
Net cash used by operating activities.......................    (27,654)   (109,743)    (84,919)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................    (10,257)    (10,410)    (37,770)
  Loans and advances to unconsolidated subsidiaries.........         --        (793)    (40,858)
  Distribution from unconsolidated subsidiary...............        955          --       1,000
                                                              ---------   ---------   ---------
Net cash used by investing activities.......................     (9,302)    (11,203)    (77,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on senior credit facility..................     27,340      87,781          --
  Proceeds from vendor financing............................     16,319      11,531          --
  Proceeds from issuance of debt............................      3,000      65,000          --
  Repayment of debt obligations.............................       (248)    (65,000)     (5,831)
  Purchase of treasury stock................................         --          --     (15,990)
  Reissuance of treasury stock..............................         --          --       7,205
  Issuance of common stock..................................         --          --          72
  Common shares issuable....................................         --        (208)       (152)
  Deferred financing costs..................................    (10,606)     (8,815)         --
                                                              ---------   ---------   ---------
Net cash provided (used) by financing activities............     35,805      90,289     (14,696)
                                                              ---------   ---------   ---------
Net change in cash and equivalents..........................     (1,151)    (30,657)   (177,243)
Cash and equivalents at beginning of PERIOD.................      1,370      32,027     209,270
                                                              ---------   ---------   ---------
Cash and equivalents at end of period.......................  $     219   $   1,370   $  32,027
                                                              =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  19,966   $  31,453   $  34,630
  Income taxes paid (refunded), net.........................     (3,445)     (6,814)      5,127

NONCASH FINANCING ACTIVITIES:

     The Company issued $118.2 million in face amount of new Senior Secured Notes and 1.9 million shares of Series C Redeemable Preferred Stock with a mandatory redemption of $48.4 million in 2013 in exchange for $215.0 million in Senior Notes. The City of Weirton issued $27.3 million in principal amount of new Series 2002 Secured Pollution Control Revenue Refunding Bonds in exchange for $45.6 million Series 1989 Bonds, which the Company is obligated to pay under the terms of a related loan agreement.
        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               COMMON SHARES
                                                        COMMON STOCK                             ISSUABLE
                                                     -------------------     ADDITIONAL      -----------------
                                                       SHARES     AMOUNT   PAID-IN CAPITAL    SHARES    AMOUNT
                                                     ----------   ------   ---------------   --------   ------
CONSOLIDATED STOCKHOLDERS' EQUITY AT DECEMBER 31,
  1999.............................................  43,499,363    $435       $458,249        304,113    $431
Net loss...........................................          --      --             --             --      --
Conversion of preferred stock......................      91,744       1          1,329             --      --
Exercise of preferred stock put options............          --      --            275             --      --
Purchase of treasury stock.........................          --      --              3             --      --
Reclassification of preferred Series A not subject
  to put...........................................          --      --             --             --      --
Exercise of stock options..........................      30,250      --          1,215             --      --
Employee stock purchase plan:
  Shares issued....................................     167,475       2            230       (167,475)   (231)
  Shares issuable..................................          --      --             --         59,978      61
Board of Directors compensation plans:
  Shares issued....................................          --      --           (780)      (136,638)   (200)
  Shares issuable..................................          --      --             --        219,814     218
Amortization of deferred compensation..............          --      --             --             --      --
Deferred compensation..............................          --      --             --             --      --
                                                     ----------    ----       --------       --------    ----
CONSOLIDATED STOCKHOLDERS' EQUITY AT DECEMBER 31,
  2000.............................................  43,788,832     438        460,521        279,792     279
Net loss...........................................          --      --             --             --
Conversion of preferred stock......................      23,931      --            349             --      --
Exercise of preferred stock put options............          --      --            126             --      --
Purchase of treasury stock.........................          --      --              2             --      --
Reclassification of preferred Series A not subject
  to put...........................................          --      --             --             --      --
Employee stock purchase plan:
  Shares issued....................................          --      --           (329)       (59,978)    (61)
  Shares issuable..................................          --      --             --        339,976      71
Board of Directors compensation plans:
  Shares issued....................................          --      --           (798)      (127,606)   (126)
                                                     ----------    ----       --------       --------    ----
CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AT
  DECEMBER 31, 2001................................  43,812,763     438        459,871        432,184     163
Net loss...........................................          --      --             --             --      --
Conversion of preferred stock......................      35,766      --            518             --      --
Exercise of preferred stock put options............          --      --             66             --      --
Purchase of treasury stock.........................          --      --              2             --      --
Reclassification of preferred Series A not subject
  to put...........................................          --      --             --             --      --
Employee stock purchase plan:
  Shares issued....................................          --      --         (2,484)      (339,976)    (71)
  Shares issuable..................................          --      --             --        199,963      43
Additional minimum pension liability...............          --      --             --             --      --
                                                     ----------    ----       --------       --------    ----
CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT) AT
  DECEMBER 31, 2002................................  43,848,529    $438       $457,973        292,171    $135
                                                     ==========    ====       ========       ========    ====

        The accompanying notes are an integral part of these statements.

                                                       PREFERRED SERIES A     ACCUMULATED
                               COMMON TREASURY STOCK   NOT SUBJECT TO PUT        OTHER
    DEFERRED     ACCUMULATED   ---------------------   -------------------   COMPREHENSIVE    STOCKHOLDERS'
  COMPENSATION     DEFICIT       SHARES      AMOUNT     SHARES     AMOUNT        LOSS        EQUITY (DEFICIT)
  ------------   -----------   ----------   --------   --------   --------   -------------   ----------------
         --
     $           $ (298,194)    1,885,682   $ (7,170)   17,255      $250       $      --        $ 154,001
         --         (85,116)           --         --        --        --              --          (85,116)
         --              --            --         --    (3,895)      (56)             --            1,274
         --              --            --         --        --        --              --              275
         --              --     2,605,329    (15,990)       --        --              --          (15,987)
         --              --            --         --     5,422        79              --               79
         --              --    (1,855,894)     6,879        --        --              --            8,094
         --              --            --         --        --        --              --                1
         --              --            --         --        --        --              --               61
         --              --      (136,919)       980        --        --              --               --
         --              --            --         --        --        --              --              218
       (679)             --            --         --        --        --              --             (679)
        679              --            --         --        --        --              --              679
     ------      -----------   ----------   --------    ------      ----       ---------        ---------
         --        (383,310)    2,498,198    (15,301)   18,782       273              --           62,900
         --        (533,313)           --         --        --        --              --         (533,313)
         --              --            --         --       (63)       (1)             --              348
         --              --            --         --        --        --              --              126
         --              --           125         --        --        --              --                2
         --              --            --         --    18,907       274              --              274
         --              --       (59,978)       390        --        --              --               --
         --              --            --         --        --        --              --               71
         --              --      (127,606)       925        --        --              --                1
     ------      -----------   ----------   --------    ------      ----       ---------        ---------
         --        (916,623)    2,310,739    (13,986)   37,626       546              --         (469,591)
         --        (117,403)           --         --        --        --              --         (117,403)
         --              --            --         --        --        --              --              518
         --              --            --         --        --        --              --               66
         --              --           350         --        --        --              --                2
         --              --            --         --    16,519       238              --              238
         --              --      (339,976)     2,555        --        --              --               --
         --              --            --         --        --        --              --               43
         --              --            --         --        --        --        (146,655)        (146,655)
     ------      -----------   ----------   --------    ------      ----       ---------        ---------
         --
     $           $(1,034,026)   1,971,113   $(11,431)   54,145      $784       $(146,655)       $(732,782)
     ======      ===========   ==========   ========    ======      ====       =========        =========

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

     The Company operates a single segment, the making and finishing of carbon steel products, including tin mill and sheet products.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company's authorized capital consists of 50.0 million shares of Common Stock, par value $0.01 per share, and 7.5 million shares of Preferred Stock, par value $0.10 per share, issuable in series, as designated by the Company's Board of Directors. The Company has 3.5 million shares of Preferred Stock that is authorized, unissued and undesignated.

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

  Current Conditions and Management's Plans

     Emerging from the crisis of 2001, the United States steel industry operated in a state of turmoil that continued through the end of 2002. Although operating losses by the integrated producers decreased from the record highs of 2001, the bankruptcy crisis continued with National, the third largest domestic integrated producer, filing for Chapter 11 protection in March 2002. Also in the first quarter of 2002 were bankruptcy filings by three smaller producers, Geneva Steel, Huntco Steel and Calument Steel.

     In January 2002, a group of top steel company executives met and agreed on recommendations for governmental steps needed to deal with injury to the domestic steel industry and to encourage necessary consolidation and capacity reductions necessary for the viability of the industry. Key points included remedies and government programs to help shoulder the industry's legacy issues. In March 2002, a program of tariffs was enacted by President Bush. Assistance with the legacy cost issue, however, was not forthcoming. Since that time the Pension Benefit Guaranty Corporation ("PGBC") has terminated the LTV and Bethlehem pension plans and has commenced proceedings to terminate the National pension plans, relieving those companies of some of their legacy obligations.

     In February 2002, International Steel Group ("ISG") was formed and purchased nearly all of the integrated assets of bankrupt LTV in a Chapter 7 liquidation auction. ISG subsequently restarted these facilities and purchased and restarted the idled assets of Acme Steel. ISG currently has an offer outstanding to purchase the assets of bankrupt integrated, Bethlehem Steel. Acquiring these assets would make ISG the largest domestic integrated steel maker and would result in one company where formerly there were three. In addition to operating without the burden of predecessor legacy costs, ISG has forged an agreement with the United Steelworkers of America that provides for higher productivity based upon the use of significantly less employees with minimal assignment barriers and restrictions. This combination results in lower hourly employment costs and overall costs per ton against which traditional, unionized steel companies must compete.

     Other consolidations in 2002 included the purchase of Birmingham Steel and the idled assets of Trico by Nucor, Qualitech by Steel Dynamics, and Heartland Steel by CSN. As the Company begins 2003, both U.S. Steel and AK have made offers to purchase National. The net result of these transactions plus various other smaller company closings will be some 15 fewer steel producers in the near future.

     While all of these consolidations should have a positive effect on the state of the domestic steel industry, imports for 2002 were the fourth highest on record, at an estimated 29.5 million tons, topping 2001 of 27.3 million tons. While the effects of the tariffs are yet to be determined, it is certain that more tons will be produced by fewer steel-makers many of whom have been relieved of the burden of legacy costs going forward.

     With the industry consolidation following the new model involving the rejection of existing legacy liabilities and the modification of current benefit structures, the Company finds itself at an estimated $35 per ton cost disadvantage to those mills that have been able to eliminate their legacy liabilities. To reposition itself to be more cost competitive, the Company's management team has initiated a five part cost improvement program.

     Raw Materials and Energy Savings: The Company targeted key raw materials and logistic suppliers and has entered into negotiations. This initiative is expected to generate approximately $17 million in annual cost savings.

     Operational Savings: The Company has developed a cost improvement plan which is expected to reduce its annual operating costs approximately $18 million by improving yields, reducing spending and reducing downtime.

     Sales General and Administrative Savings: Cost savings of approximately $2 million are expected to be realized in areas of dues, travel and entertainment and board costs and services.

     Margin Improvements: The Company has developed new reporting systems which will allow it to optimize its output resulting in an anticipated increase in its margin of approximately $11 million through customer and product mix enhancements.

     Employment Costs: The Company's Board of Directors directed management to reopen its collective bargaining agreements with its represented employees. Anticipated cost savings will be generated from both represented and non-represented employees. Targeted areas of reduction are wage and salary rates, medical benefits costs (via employee contributions and plan design changes) and a freeze of the pension plan benefits. Additionally, the Company intends to obtain from its pre-age 65 retirees a reduction of the postretirement medical benefits via retiree contributions and plan design changes. No significant reduction in the work force is anticipated.

     There can be no assurance that this cost improvement plan will be successful or sufficient enough to meet the Company's operating needs. In addition, the Company expects its pension contributions will require a substantial amount of liquidity in 2003 and beyond. If the Company's cost improvement plan or the Company's pension funding waiver requests are not successful, the Company may have to seek bankruptcy protection or commence liquidation proceedings.

     The Company, like most United States integrated steel producers, has sustained significant losses and a decrease in liquidity as a result of prolonged adverse market conditions and depressed selling prices caused primarily by dramatic increases in imported steel during the period 1998 through 2002. Many industry observers believe that the severe weaknesses in the United States steel industry will lead to a restructuring of the industry. This observation is reinforced by the large number of domestic steel-makers now in bankruptcy proceedings.

     In June 2001, the Bush Administration initiated a trade investigation by the International Trade Commission ("ITC") under Section 201 of the Trade Practices Act of 1974 regarding the illegal dumping of steel by foreign competitors. On October 22, 2001, the ITC found that 12 steel product lines, representing 74% of the imports under investigation, sustained serious injury because of foreign imports. These product lines include hot rolled, cold rolled, galvanized sheet and coil, and tin mill products. On March 5, 2002, President Bush decided to impose tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief with respect to other products. The President excluded Canada, Mexico and 30 developing countries from his tariff program, subject to further revisions if import surges from these nations undermine relief. Recently, the Company and five other domestic steel producers requested that the President include Mexico and the developing countries in the tariff program citing significant imports from these countries since March 5, 2002. In addition, the ITC will conduct a mid-term review of the tariff program in September 2003 and issue a report to the President. The President then has the option to continue or terminate the program. All our flat-rolled product lines, including tin mill, hot rolled and cold rolled sheet and galvanized products, have benefited and should continue to benefit from the imposition of tariffs. In addition, imported steel slabs are subject to an increasing annual quota of at least 5.4 million tons, subject to the imposition of tariffs if the tonnage exceeds the quota limit, excluding steel slabs from Mexico and Canada.

     From June 2002 through August 2002, the Office of the U.S. Trade Representative granted 747 tariff exclusions. The majority of these exclusions covered steel products not produced in the United States. The next round of exclusion requests began in December 2002 and continued through January 2003. A decision on the exclusions will be made in March of 2003.

     A number of countries have objected to the tariffs and have filed appeals with the World Trade Organization ("WTO"). Although the Administration maintains its investigation and decision conform with WTO regulations, if the complainants are successful, the scope, duration and effectiveness of the tariffs could be affected in a manner adverse to us.

     The Company believes that the imposition of tariffs under the Section 201 order had the effect of moderately restricting steel imports to the United States for 2002, and selling prices and shipment volumes improved from what the Company otherwise would have realized without the imposition of tariffs. The Company also believes that the improvements in selling prices and shipment volumes were influenced by availability of supply. Some flat rolled product capacity was restarted during the year, and the Company anticipates further capacity may restart in the near future. If the economy does not recover from its current state and capacity rationalizations in flat rolled products do not happen, these improvements may be in jeopardy. In September 2002, the U.S. Court of International Trade ruled against several Japanese steel companies attempting to overturn the Administration's tariff on tin mill products and that tariff remains in effect.

     In another ruling, the same court vacated an August 2000 ITC affirmative ruling against dumped imports of Japanese tin mill products. The commission had ruled to affix duties of 95% for five years on certain Japanese tin producers. The Company and the ITC have appealed the decision. The case is pending before a federal appeals court in Washington, D.C.

  Employees

     Substantially all of the Company's employees participate in the 1984 ESOP and the 1989 ESOP which owned approximately 17% of the issued and outstanding common shares and substantially all the shares of the Company's Series A preferred stock as of December 31, 2002. The shares of common stock and Series A preferred stock held by the 1984 ESOP and the 1989 ESOP collectively represented 36% of the voting power of the Company's voting stock as of December 31, 2002.

     In June 2001, the Company and four bargaining units covering all represented employees ratified labor agreements which extended through September 1, 2002. The Company and the bargaining units reopened and modified the agreements to allow for the necessary workforce reductions to implement the Company's planned employment cost savings program. The new agreements extend through at least March 2004. Approximately 85% of the Company's workforce is covered under these collective bargaining agreements.

  Other

     On September 6, 2001, the Company was de-listed from the NYSE for failure to maintain adequate market capitalization. Since then, the Company's common stock has traded on the OTC Bulletin Board under the symbol WRTL.

NOTE 3

  SIGNIFICANT ACCOUNTING POLICIES

  Recently Adopted Accounting Policies

     In November 2002 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures and clarifies the accounting related to a guarantor's obligation in issuing a guarantee. The disclosures required by FIN 45 are included in Note 18 "Claims and Allowances."

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material effect on the Company's December 31, 2002 financial statements.

  Cash

     The liability representing outstanding checks drawn against a zero-balance general disbursement bank account is included in accounts payable for financial statement presentation. Such amounts were $5.4 million and $4.8 million as of December 31, 2002 and 2001, respectively.

     Under its senior credit facility, the Company is required to utilize all available cash on a daily basis to pay down amounts outstanding under the facility. Cash needs are funded by borrowing from amounts available under the senior credit facility. Amounts received from customers and held in blocked accounts pending transfer to pay down amounts outstanding under the senior credit facility are shown as a reduction to the facility. See Note 6.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method. Inventory costs include materials, labor and manufacturing overhead.

  Property, Plant and Equipment

     Property, plant and equipment is valued at cost. Major additions are capitalized, while the cost of maintenance and repairs, which do not improve or extend the lives of the respective assets, is charged to expense in the year incurred. Interest costs applicable to facilities under construction are capitalized. Gains or losses on property dispositions are credited or charged to income.

     Production variable depreciation is applied by establishing production capacity at the steel-making facility and the finishing facility. Actual forecasted production is then used to establish a percent of peak capacity or base capacity. The percent of peak capacity or base capacity is then applied as an adjustment factor to the unadjusted actual steel-making and finishing depreciation to arrive at the adjusted actual steel-making and finishing depreciation. All other depreciable assets are depreciated on a straight-line basis.

  Senior Credit Facility

     As discussed under the "Cash" sub-heading above, the Company's senior credit facility is accompanied by an arrangement which requires that the Company utilize all available cash to pay-down amounts outstanding under the senior credit facility. Due to this arrangement, the balance outstanding under the senior credit facility is accounted for as a current liability even though the term of the agreement extends through March 2004.

  Research and Development

     The Company incurs research and development costs to improve existing products, develop new products and develop more efficient operating techniques. The costs are charged to expense as incurred and totaled $0.9 million, $1.0 million and $2.7 million in 2002, 2001 and 2000, respectively.

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

NOTE 4

  INVENTORIES

     Inventories consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Raw materials...............................................  $ 44,117   $ 38,732
Work-in-process.............................................    46,906     29,275
Finished goods..............................................    74,431     68,843
                                                              --------   --------
                                                              $165,454   $136,850
                                                              ========   ========

NOTE 5

 PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ----------   ---------
Land........................................................  $    1,508   $   1,508
Buildings...................................................      51,852      51,796
Machinery, equipment and other..............................     931,000     927,734
Construction-in-progress....................................      17,805      13,225
                                                              ----------   ---------
                                                               1,002,165     994,263
Less: Allowances for depreciation...........................    (625,407)   (561,383)
                                                              ----------   ---------
                                                              $  376,758   $ 432,880
                                                              ==========   =========

     Capitalized interest applicable to facilities under construction for the year ended December 31, 2000 amounted to $0.2 million. There was no capitalized interest applicable to facilities under construction for the years ended December 31, 2002 and 2001.

     Included within construction-in-progress was $11.2 million and $11.1 million for idle equipment related to a new polymer coating process for the years ended December 31, 2002 and 2001, respectively. Currently, the Company is actively seeking various alternatives in order to start its polymer project, including a strategic partnership or additional financing. The Company estimates that an additional investment of approximately $46.3 million is needed before the polymer project can be started. The polymer coating equipment will start being depreciated when it is placed into production.

NOTE 6

  FINANCING ARRANGEMENTS

  Debt Obligations

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2002          2001
                                                              --------      ---------
Obligation under senior credit facility.....................  $115,121      $  87,781
Debt:
  10% Senior Secured Notes due 4/1/08.......................   177,662             --
  9% Secured Series 2002 Pollution Control Bonds due
     4/1/12.................................................    45,162             --
  Vendor financing obligations (capital lease)..............    29,590         11,531
  11 3/8% Senior Notes due 7/1/04...........................    12,658        122,724
  10 3/4% Senior Notes due 6/1/05...........................    16,336        121,256
  8 5/8% Pollution Control Bonds due 11/1/14................    10,720         56,300
  6 1/4% Term Loan due 8/14/14..............................     2,923             --
Less: Unamortized debt discount.............................       (45)          (734)
                                                              --------      ---------
Total debt obligations......................................   295,006        311,077
Less current portion........................................    (8,484)(1)   (243,271)
                                                              --------      ---------
Long-term debt..............................................  $286,522      $  67,806
                                                              ========      =========

---------------

(1) Included in the current portion of long-term debt at December 31, 2002 was $6.0 million in contingent interest payments. These contingent payments are based on excess cash flow as defined in the indentures governing the new debt securities resulting from our 2002 exchange offers. An extraordinary gain will be recognized for any contingent payments that are not required to be made.

  Senior Credit Facility

     On May 3, 2002, our senior credit facility was amended and restated to allow, among other things, the exchange offers to be made and to provide additional collateral with a broader security base. The lenders under the senior credit facility were given a first priority security interest in the Company's hot strip mill and tin mill assets in addition to inventory, accounts receivable and the No. 9 Tandem Mill, which served as collateral before the amendment.

     The senior credit facility was established on October 26, 2001 by agreement with Fleet Capital Corporation, as agent for itself and other lenders, Foothill Capital Corporation, as syndication agent, the CIT Group/Business Credit, Inc. and GMAC Business Credit LLC, which serve as co-documentation agents for the facility, and Transamerica Business Capital Corporation. Initial borrowings under the facility were used to refinance the existing Inventory Facility and Receivables Participation Agreements. At December 31, 2002 and 2001, the Company had borrowed $121.0 million and $92.1 million, respectively, under the senior credit facility, which is presented net of $5.8 million and $4.3 million, respectively, of all available cash from lockboxes. At

December 31, 2002 and 2001, the Company also utilized an additional $0.5 million and $9.5 million, respectively, under the letter of credit sub-facility. After consideration of amounts outstanding under the letter of credit sub-facility, the Company had $23.0 million and $27.9 million, respectively, available for additional borrowing under the facility as of December 31, 2002 and 2001.

     The senior credit facility, which matures on March 31, 2004, consists of up to $200.0 million of available revolving loans, including a $25.0 million letter of credit sub-facility, all secured by a first priority lien in the Company's inventory, accounts receivable and three major items of real property: the Company's tin mill assets, hot strip mill assets, and the No. 9 Tandem Mill (in each case including related fixtures and equipment). The Company is permitted, with reasonable consent of the lenders under the facility, to enter into a sale and leaseback or other financing involving the No. 9 Tandem Mill for amounts in excess of $30.0 million. However, if the Company does enter into such a financing transaction, the Company would be required to apply at least $25 million of the proceeds of such financing to pay down the senior credit facility. The Company has no present intention to enter into a transaction involving the No. 9 Tandem Mill.

     Amounts available to the Company from time to time under the senior credit facility are based upon the level of qualifying accounts receivable and inventory subject to a minimum availability reserve. Borrowings under the senior credit facility bear interest at variable rates on the basis of either LIBOR or the prime rate announced from time to time by Fleet Capital Corporation, at the Company's option, plus an applicable margin. At December 31, 2002, the weighted average interest rate for the senior credit facility was 5.56%. In addition to such interest, the Company also pays a commitment fee equal to 0.50% per annum on unused portions of the facility.

     The senior credit facility does not contain financial maintenance covenants. However, it does contain covenants that limit, among other things, the incurrence of additional indebtedness, the declaration and payment of dividends and distributions on the Company's capital stock, capital spending, investments in joint ventures, as well as mergers, consolidations, liens and sales of certain assets. As of December 31, 2002, the Company's ability to incur additional indebtedness, other than additional borrowings under the senior credit facility, was limited to $5.0 million, excluding certain types of permitted indebtedness.

     Under the senior credit facility, the Company is able to make scheduled semi-annual cash interest payments of its outstanding publicly held debt, provided that these cash payments are reserved against availability under the facility. The reserve, which is equal to the amount of accrued and unpaid interest on the Company's outstanding publicly held notes and bonds, can reduce availability by up to $1.7 million, assuming the Company is not required to pay contingent interest.

     Under blocked account arrangements required by the senior credit facility, all available cash from lockboxes is used on a daily basis to pay down amounts outstanding under the facility. The facility requires the cash credited to the blocked accounts to be transferred to the agent for the lenders and used by it to pay outstanding obligations. As a result, the Company is not able to use that cash. The Company's cash needs are funded by daily borrowings under the senior credit facility. Thus, applicable cash is shown as a reduction to the senior credit facility.

  The Exchange Offers

     The Company and the City of Weirton, West Virginia, a local governmental entity, completed two exchange offers in June 2002.

     The principal amount of notes and bonds, originally outstanding, tendered and remaining are as follows:

                                                 OUTSTANDING      TENDERED FOR    OUTSTANDING
                                              PRIOR TO EXCHANGE     EXCHANGE     AFTER EXCHANGE
                                              -----------------   ------------   --------------
11 3/8% Senior Notes due 2004...............      $122,724          $110,066        $12,658
10 3/4% Senior Notes due 2005...............       121,256           104,920         16,336
8 5/8% Pollution Control Bonds due
  11/1/14...................................        56,300            45,580         10,720
                                                  --------          --------        -------
  Total.....................................      $300,280          $260,566        $39,714
                                                  ========          ========        =======

     The Company issued $118.2 million in face amount of 10% Senior Secured Notes due 2008 ("senior secured notes") and 1.9 million shares of Series C Convertible Redeemable Preferred Stock ("Series C Preferred") with a mandatory redemption in 2013 of $48.4 million in exchange for the tendered senior notes due 2004 and 2005 ("senior notes"). The City of Weirton issued $27.3 million in principal amount of Series 2002 Secured Pollution Control Revenue Refunding Bonds ("secured series 2002 bonds") in exchange for the tendered 8 5/8% Pollution Control Bonds ("series 1989 bonds"). These notes and bonds are secured by second priority interests in our hot strip mill, our No. 9 Tandem Mill, and our tin assets.

     Through March 31, 2003, the senior secured notes will accrue and pay interest at a rate of 0.5%. From April 1, 2003 to March 31, 2005, the senior secured notes will accrue and pay interest at rates ranging from 0.5% to 10%. That range includes contingent interest, which is based on the Company's "excess cash flow" as defined in the indenture governing the senior secured notes. Beginning April 1, 2005, the senior secured notes will accrue and pay interest at the rate of 10%.

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

     The indentures governing the senior secured notes and secured series 2002 bonds do not contain financial maintenance covenants. However, they do contain covenants that limit, among other things, the incurrence of additional indebtedness, the declaration and payment of dividends and distributions on the Company's capital stock, investments in joint ventures, as well as mergers, consolidations, liens and sales of certain assets. In general, the covenants related to the senior secured notes and secured series 2002 bonds are less restrictive than those contained in the senior credit facility. The indentures covering the remaining senior notes and series 1989 bonds have been amended to remove substantially all restrictive covenants.

  Troubled Debt Restructuring Accounting

     The new debt and preferred stock issues are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." SFAS No. 15 requires that a comparison be made between the maximum future cash outflows associated with the senior secured notes and Series C Preferred (including principal, stated and contingent interest, and related costs on the senior secured notes and the mandatory redemption of the Series C Preferred), and the recorded assets and liabilities relating to the outstanding senior notes as of the date of the exchange. A similar comparison was made between the cash flows associated with the secured series 2002 bonds and the carrying amount of the series 1989 bonds.

     The details of the comparison of the maximum future cash outflows associated with the new securities issued and the recorded assets and liabilities related to the previously outstanding senior notes and bonds are summarized below:

                                                                              SERIES 1989
                                                            SENIOR NOTES         BONDS
                                                          ----------------   --------------
Principal value of notes and bonds......................      214,986           $45,580
Accrued interest........................................       23,972             2,490
Other assets and liabilities............................       (2,529)             (238)
                                                              -------           -------
Total associated net liability..........................      236,429            47,832

                                                           SENIOR SECURED
                                                          NOTES & SERIES C   SECURED SERIES
                                                          PREFERRED STOCK      2002 BONDS
                                                          ----------------   --------------
Principal value of notes and bonds......................      118,242            27,348
Future maximum interest payments........................       59,589            19,799
Issuance costs..........................................       10,073             2,669
Maximum mandatory redemption value......................       48,372                --
                                                              -------           -------
Total maximum cash flow associated with securities
  issued................................................      236,276            49,816
                                                              -------           -------
Excess (shortfall) of the carrying value of assets and
  liabilities associated with the exchanged instruments
  compared to the total cash flow associated with the
  new securities issued.................................      $   153           $(1,984)
                                                              =======           =======

     Because the carrying value of assets and liabilities associated with the senior notes tendered for exchange exceeded the maximum future cash outflows associated with the new instruments issued, the Company recorded an extraordinary gain of $0.2 million. The recorded liability of the senior secured notes is the total future cash outflow associated with the new notes less the issuance costs incurred during the exchange. Because all future cash payments are included in the recorded value of the senior secured notes, the Company will not record interest expense on the senior secured notes and, when future payments occur, they will be recorded as a reduction of that liability. In the event that the Company does not pay the full amount of contingent interest, the liability will still be reduced by the maximum interest amount and the difference between the maximum interest amount and the actual amount of interest paid will be recorded as an extraordinary gain.

     In the exchange of the series 1989 bonds, the maximum future cash outflows associated with the secured series 2002 bonds exceeded the carrying value of the assets and liabilities of the series 1989 bonds tendered for exchange. Accordingly, no gain was recorded and the value of the secured series 2002 bonds was initially recorded at the carrying value of the assets and liabilities associated with the series 1989 bonds less the issuance costs incurred during the exchange. The Company will record interest expense on the secured series 2002 bonds at a rate of 0.58%, which is imputed by comparing the maximum cash flows associated with the secured series 2002 bonds and their initial carrying value. In the event that the Company does not pay the full amount of contingent interest, the difference between the maximum interest and the actual interest paid will first reduce any accrued and unpaid interest recorded and then reduce the recorded liability for the secured series 2002 bonds.

  Vendor Financing Programs

     The Company obtained assistance from its key vendors and others through its vendor financing programs to improve its liquidity in 2001 through 2002. Under the vendor financing programs, the Company negotiated arrangements with over 60 vendors, utilities and local entities in the form of purchase credits or other concessions and improvements in terms to achieve one-time cash benefits of at least $40 million in the aggregate. The vendor financing programs were structured principally as a sale and leaseback transaction of the Company's Foster-Wheeler Steam Generating Plant, including the related real property and certain related energy generating equipment, direct advances or concessions by certain vendors, and the transfer of a major operating lease to a public entity (eliminating the Company's need to secure its obligations under the lease with a letter of credit). The obligations bear an implicit interest rate of 12% through 2007 and 16% from 2008 to 2012. The Company will begin making quarterly payments of $1.3 million in the first quarter of 2003. Based on an index of hot band prices, the Company may be required to pre-pay up to $2.0 million of principal in any given year. The Company will have the option to terminate the lease and repurchase the assets in 2007 at the present value of the remaining lease payments.

  Term Loan Agreement

     As permitted by its senior credit facility, on August 15, 2002 the Company entered into a term loan agreement with Steelworks Community Federal Credit Union under which it borrowed $3.0 million out of a maximum amount available of $3.1 million. The loan is being amortized by equal quarterly principal payments which commenced on September 30, 2002 and a final $1.1 million principal payment due August 14, 2014. The

Company's obligations under the agreement are collateralized by its General Office, Research and Development Facility, and railroad rolling stock. Although the agreement imposes no independent financial maintenance covenants on the Company, the loan contains cross default provisions linked to certain of the default thresholds under the Company's senior credit facility.

     At December 31, 2002 the Company had $8.5 million in principal payments due in 2003, $28.4 million due in 2004, $32.3 million due in 2005, $16.3 million due in 2006, $16.6 million due in 2007 and $192.9 million due thereafter in respect of its debt obligations. These payment include contingent interest which is based on the Company's "excess cash flow" as defined in the indentures governing the senior secured notes and the secured series 2002 bonds. The contingent interest is $6.0 million in 2003, $13.0 million in 2004 and $6.5 million in 2005. There are no contingent interest payment after the first quarter of 2005. The vendor financing programs are included in the above amounts.

  Receivables Participation Agreements

     Prior to the consummation of the senior credit facility, the Company, through its wholly-owned subsidiary, Weirton Receivables Inc. ("WRI"), was party to two receivables facilities with a group of three banks (the "WRI Amended Receivables Facilities"). The WRI Amended Receivables Facilities provided for a total commitment by the banks of up to $80.0 million, including a letter of credit subfacility of up to $25.0 million. The Company sold substantially all of its accounts receivable as they were generated to WRI. Upon the consummation of the senior credit facility, the WRI Amended Receivables Facilities were terminated and accounts receivable totaling $25.0 million were repurchased and refinanced under the senior credit facility.

     For 2001 and 2000, the Company recognized $1.1 million and $0.3 million, respectively, in discount expense from the sale of the funded participation interest. Discount expense was recorded as a reduction to other income for financial reporting purposes.

  Inventory Facility

     In November 1999, the Company entered into a working capital facility of up to $100.0 million secured by a first priority lien on the Company's inventory (the "Inventory Facility"). Upon the consummation of the senior credit facility, the Inventory Facility was terminated and the amounts outstanding were refinanced through the senior credit facility. Borrowings under the Inventory Facility were based upon the levels and composition of the Company's inventory. The amount available for borrowing was limited by both the Inventory Facility and the Company's senior note indentures, which at that time limited the amount of indebtedness that could be incurred under such working capital facilities. During 2001, the Company incurred interest expense of $2.9 million related to the facility. On October 26, 2001, prior to refinancing the facility, borrowings under the facility were $47.8 million.

     In 2001, the Company incurred a $1.0 million extraordinary loss on the early extinguishment of debt pertaining to costs incurred in the closing of the Inventory Facility.

  Leases

     The Company uses certain lease arrangements to supplement its financing activities. Rental expense under operating leases was $8.3 million, $5.3 million and $9.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The minimum future lease payments under non-cancelable operating leases are $7.4 million, $5.3 million, $2.6 million and $0.4 million for the years ending 2003 through 2006, respectively, with no payments due in 2007.

NOTE 7

  EMPLOYEE RETIREMENT BENEFITS

  Pensions

     The Company has maintained a noncontributory defined benefit pension plan which covers substantially all employees (the "Pension Plan"). The Pension Plan provides benefits that are based generally upon years of service and compensation during a participant's final years of employment.

     The Company's funding policy is influenced by its general cash requirements but, at a minimum, has complied with the funding requirements of federal laws and regulations. The Company contributed $1.2 million to the Pension Plan during 2002, which eliminated the PBGC variable rate premium for 2002; there were no employer contributions during 2001 and 2000. The Pension Plan's assets are held in trust; assets are invested primarily in common stocks, fixed income securities and short term investments.

     Under minimum funding rules, the Company estimates that contributions to the Pension Plan averaging approximately $70 million per year are likely to be required in each of 2003 through 2007. These amounts arise to a great extent from the performance of the financial markets and continued declines in interest rates used to calculate our current liabilities over the last three years. The Company has requested a pension funding waiver for the 2002 plan year from the Internal Revenue Service. The Company also intends to file a pension funding waiver for the 2003 plan year and currently is in negotiations with the ISU to freeze benefits under the Plan. The pending funding waivers, if granted, would allow the Company to fund required contributions, for the two plan years, over five year periods. As of December 31, 2002, the Company included a $78.2 million accrued pension obligation in current liabilities based on the minimum funding rules without effect for the granting of the funding waivers requested.

  Benefits Other than Pensions

     The Company provides healthcare and life insurance benefits to substantially all its retirees and their dependents. The healthcare plans contain cost-sharing features including co-payments, deductibles and lifetime maximums. The life insurance benefits provided to retirees are generally based upon annual base pay at retirement for salaried employees and specific amounts for represented employees. These welfare benefits are generally paid as incurred without pre-funding. As part of its collective bargaining with represented employees, the Company also will be seeking to reduce its future obligations for retiree healthcare based on the belief that reductions are necessary to remain viable and competitive in the emerging restructured domestic steel industry.

     The funded status and amounts recognized in the Company's consolidated financial statements related to employee retirement benefits are set forth in the following table (in thousands):

                                                  PENSION BENEFITS               OTHER BENEFITS
                                             ---------------------------   ---------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2002           2001           2002           2001
                                             ------------   ------------   ------------   ------------
Change in benefit obligation:
  Benefit obligation at beginning of
     year..................................   $  904,479      $753,986       $389,076       $321,440
  Service cost.............................       13,564        14,962          4,546          4,501
  Interest cost............................       62,117        55,659         27,008         23,416
  Amendments...............................          156            --             --             --
  Curtailment loss.........................           --        41,677             --         30,749
  Actuarial loss...........................      100,497        45,790         29,183         34,748
  Special termination benefits.............           --        47,406             --          4,046
  Benefits paid............................      (67,445)      (55,001)       (31,612)       (29,824)
                                              ----------      --------       --------       --------
  Benefit obligation at end of year........   $1,013,368      $904,479       $418,201       $389,076
                                              ==========      ========       ========       ========

                                                  PENSION BENEFITS               OTHER BENEFITS
                                             ---------------------------   ---------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2002           2001           2002           2001
                                             ------------   ------------   ------------   ------------
Change in plan assets:
  Fair value of plan assets at beginning of
     year..................................   $  633,189      $727,157       $     --       $     --
  Actual return on plan assets.............      (38,262)      (38,967)            --             --
  Employer contributions...................        1,194            --         31,612         29,824
  Benefits paid............................      (67,445)      (55,001)       (31,612)       (29,824)
                                              ----------      --------       --------       --------
  Fair value of plan assets at end of
     year..................................   $  528,676      $633,189       $     --       $     --
                                              ==========      ========       ========       ========
Reconciliation of funded status:
  Accumulated benefit obligation...........   $  936,736      $838,471       $     --       $     --
  Effect of projected compensation
     increases.............................       76,632        66,008             --             --
                                              ----------      --------       --------       --------
  Actuarial present value of projected
     benefit obligation....................    1,013,368       904,479        418,201        389,076
  Plan assets at fair value................      528,676       633,189             --             --
                                              ----------      --------       --------       --------
  Projected benefit obligation greater than
     plan assets...........................      484,692       271,290        418,201        389,076
Items not yet recognized:
  Prior service cost.......................      (39,127)      (47,221)         9,381         18,742
  Actuarial losses.........................     (223,287)      (30,580)       (71,304)       (43,441)
  Remaining net obligation at transition...       (1,261)       (7,896)            --             --
                                              ----------      --------       --------       --------
Accrued benefit obligation.................   $  221,017      $185,593       $356,278       $364,377
                                              ==========      ========       ========       ========
Amounts recognized in the consolidated
  balance sheets:
  Accrued benefit liability................   $  408,060      $205,282       $356,278       $364,377
  Intangible assets........................      (40,388)      (19,689)            --             --
  Accumulated other comprehensive income...     (146,655)           --             --             --
                                              ----------      --------       --------       --------
  Net amount recognized....................   $  221,017      $185,593       $356,278       $364,377
                                              ==========      ========       ========       ========

                                               PENSION BENEFITS                              OTHER BENEFITS
                                  ------------------------------------------   ------------------------------------------
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      2002           2001           2000           2002           2001           2000
                                  ------------   ------------   ------------   ------------   ------------   ------------
Components of net periodic
  benefit cost:
  Service cost..................    $ 13,564       $ 14,962       $ 13,532       $ 4,546        $  4,501       $  4,771
  Interest cost.................      62,117         55,659         53,899        27,008          23,416         23,874
  Expected return on plan
    assets......................     (53,948)       (73,598)       (79,982)           --              --             --
  Amortization of transition
    amount......................       6,635          7,390          7,390            --              --             --
  Amortization of prior service
    cost........................       8,250          9,109          9,089        (9,361)        (10,517)       (10,517)
  Recognized net actuarial
    (gain) loss.................          --         (3,260)       (15,229)        1,320              --             --
                                    --------       --------       --------       -------        --------       --------
  Net periodic benefit cost.....      36,618         10,262        (11,301)       23,513          17,400         18,128
  Cost of curtailment...........          --         47,931             --            --          28,433             --
  Cost of special termination
    benefits....................          --         47,406             --            --           4,046             --
                                    --------       --------       --------       -------        --------       --------
  Total benefit cost............    $ 36,618       $105,599       $(11,301)      $23,513        $ 49,879       $ 18,128
                                    ========       ========       ========       =======        ========       ========
Rate assumptions:
  Discount rate(1)..............        6.50%          7.00%          7.50%         6.50%           7.00%          7.50%
  Expected return on plan
    assets(2)...................        9.00%         10.50%         10.50%            0%              0%             0%
  Assumed increase in
    compensation levels(1)......      3% for         1% for             3%        3% for          1% for             3%
                                      1 year         1 year                       1 year          1 year
                                      and 4%         0% for                       and 4%          0% for
                                  thereafter        3 years                    thereafter        3 years
                                                     and 4%                                       and 4%
                                                 thereafter                                   thereafter

---------------

(1) Weighted-average rates as of December 31.

(2) Weighted-average rates used in determining net periodic benefit cost. The weighted-average rate for 2003 is 8.25%.

     The medical cost and administrative expense rates used to project anticipated cash flows and measure the Company's postretirement benefit obligation as of December 31, 2002, 2001 and 2000 are as follows:

                                                 FOR RETIREES WHO HAVE NOT    FOR RETIREES WHO ARE
                                                    YET REACHED AGE 65          AGE 65 AND OLDER
                                                 -------------------------    --------------------
                                                  2002      2001     2000     2002    2001    2000
                                                 ------    ------    -----    ----    ----    ----
Base medical cost trend:
  Rate in first year...........................   9.00%    10.00%    5.75%    7.00%   7.50%   5.25%
  Ultimate rate................................   4.50%     4.50%    4.50%    4.50%   4.50%   4.50%
  Year in which ultimate rate is reached.......   2008      2008     2003     2008    2008    2003
Major medical cost trend:
  Rate in first year...........................  11.75%    13.75%    6.25%      --      --      --
  Ultimate rate................................   4.50%     4.50%    4.50%      --      --      --
  Year in which ultimate rate is reached.......   2008      2008     2003       --      --      --
Administrative expense trend...................   4.50%     4.50%    4.50%    4.50%   4.50%   4.50%

     A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                              ONE PERCENTAGE POINT INCREASE   ONE PERCENTAGE POINT DECREASE
                                              -----------------------------   -----------------------------
Effect on total of service and interest cost
  components for 2002.......................             $ 1,066                        $ (1,261)
Effect on 2002 accumulated postretirement
  benefit obligation........................             $15,395                        $(17,424)

  Other

     During the year ended December 31, 2002, the Company was required to record an additional minimum pension liability of $187.1 million. In accordance with SFAS No. 87 "Employers Accounting for Pensions," to offset this additional minimum pension liability, $40.4 million was recorded as an intangible asset. Because the additional minimum pension liability exceeded unrecognized prior service costs, the Company was required to record $146.7 million as a component of comprehensive loss and is shown as an increase to shareholders deficit.

     As a condition of the purchase of the Company's assets from National in 1984, National agreed to retain liability for pension service and the cost of life and health insurance for employees of the Company's predecessor business who retired through May 1, 1983. National also retained the liability for pension service through May 1, 1983 for employees of the predecessor business who subsequently became active employees of the Company. As required, National established and funded its own defined benefit plan under which pension benefits are calculated by crediting employees' service time with National (together with subsequent Weirton service for benefit eligibility). Pension benefits payable to Company retirees with National service time are calculated under the Pension Plan and are then reduced by amounts paid or payable according to National's plan.

     By agreement with National, when the Company induces an employee to retire prior to attaining age 62 by offering some form of benefit enhancement, the Company is obligated to reimburse National on a monthly basis for all benefits paid by the National pension plan to the time the pensioner reaches 62 years of age. The obligation to reimburse National is recorded at the time the enhanced benefit is granted. At December 31, 2002, the Company had accrued a total $20.6 million, of which $6.0 million was classified as current.

     In March 2002, National filed for protection under federal bankruptcy law. On December 6, 2002 the PBGC filed an action with the U.S. District Court of Northern Illinois seeking to terminate all seven of National's pension plans, including the Weirton Retirement Program (the 056 plan) which covers the Company's employees. The court has yet to rule in this matter. The Plan's fiduciary committee is ultimately responsible for interpreting Plan documents but has not yet been asked to do so. The Company does not believe that its Pension Plan will be liable for any benefits previously paid or payable by the National plan if the National plan is terminated. Based on current actuarial assumptions, if the Company's Pension Plan were to be found liable, the plans projected benefit obligation would increase by $4.2 million, the additional minimum liability and accumulated other comprehensive loss would increase by $3.7 million, and net periodic pension cost for 2003 would increase by $0.6 million. Pension reimbursement payments to National have been suspended pending resolution of this matter and the outcome of other National liability issues related to its bankruptcy.

NOTE 8

  POSTEMPLOYMENT BENEFITS

     The components comprising the Company's obligations for postemployment benefits are (i) workers' compensation; (ii) severance programs which include medical coverage continuation; and (iii) sickness and accident protection, which includes medical and life insurance benefits.

     Actuarial assumptions and demographic data, as applicable, that were used to measure the postemployment benefit obligation as of December 31, 2002 and 2001, were consistent with those used to measure pension and other postretirement benefit obligations for each respective year. As of December 31, 2002 and 2001, the Company had accrued $35.8 million and $36.9 million, respectively, for postemployment benefit obligations. The workers compensation liability is discounted at a rate of 6.5%.

NOTE 9

  RESTRUCTURING CHARGES

     As part of its five part strategic restructuring plan, the Company began an operating cost savings program in 2001. In conjunction with that program, the Company's management and the ISU negotiated labor agreements that became effective in late October 2001. The agreement for production and maintenance employees provided for the permanent elimination of a minimum of 372 jobs. The office, clerical and technical agreement provided for the right to eliminate a minimum of 78 jobs. The Company also streamlined its management structure by eliminating non-core and redundant activities resulting in a reduction of 100 management positions.

     These workforce reductions were a key component to the operating cost savings program. The Company recorded a fourth quarter 2001 restructuring charge of $129.0 million. The fourth quarter 2001 restructuring charge, consisted of a $90.0 million increase in our accrued pension cost and a $28.6 million increase in our liability for other postretirement benefits. Also, as part of the fourth quarter 2001 restructuring charge, the Company recorded a $7.7 million liability to reimburse National for induced retirements. The remaining $2.7 million of the fourth quarter 2001 restructuring charge was related to other separation and severance benefits provided to the affected employees.

     In March 2001, prior to the initiation of the Company's strategic restructuring plan, the Company established and implemented the 2001 Workforce Downsizing Program. The program reduced non-represented staff employees by approximately 10%. As a result, the Company recorded a first quarter 2001 restructuring charge of $12.3 million consisting of an increase in accrued pension cost of $5.4 million and an increase in our liability for other postretirement benefits of $3.9 million. The remaining $3.0 million consisted of a $0.6 million liability to reimburse National for induced retirements and $2.4 million of other separation and severance benefits provided to the affected employees.

     During 2002, the Company paid $4.1 million related to amounts accrued for salary continuance and other termination benefits for the affected employees as well as legal, actuarial and other services provided in connection with the headcount reduction programs.

NOTE 10

  INCOME TAXES

     Deferred income tax assets and liabilities are recognized reflecting the future tax consequences of net operating loss ("NOL") and tax credit carryforwards and differences between the tax basis and the financial reporting basis of assets and liabilities. The components of the Company's deferred income tax assets and liabilities were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss and tax credit carryforwards...........  $ 159,428   $ 199,870
  Deductible temporary differences:
     Allowance for doubtful accounts........................      2,175       2,676
     Inventories............................................      1,214       3,976
     Pensions...............................................    143,385      72,381
     Worker's compensation..................................     11,474      11,959
     Postretirement benefits other than pensions............    139,797     142,945
     Equity investments.....................................      2,849       4,287
     Accrued interest related to the debt exchanges.........     30,065          --
     Other deductible temporary differences.................     26,218      26,178
Valuation allowance.........................................   (426,431)   (360,075)
                                                              ---------   ---------
                                                                 90,173     104,197
Deferred tax liabilities:
Accumulated depreciation....................................    (90,173)   (104,197)
                                                              ---------   ---------
Net deferred tax asset......................................  $      --   $      --
                                                              =========   =========

     As of December 31, 2002, the Company had available, for federal and state income tax purposes, regular NOL carryforwards of approximately $377.2 million expiring in 2007 through 2021; an alternative minimum tax

("AMT") NOL carryforward of approximately $303.5 million expiring in 2020 through 2022; an AMT credit of approximately $9.1 million; general business tax credits of approximately $1.3 million expiring in 2003 to 2005; and a Michigan Low-Grade Hematite Pellet credit of $1.8 million expiring in 2006.

     In June 2002, the Company received an income tax refund of $3.5 million in accordance with the Job Creation and Worker Assistance Act of 2002 signed by President Bush on March 9, 2002. This new act provides for an expansion of the carryback period of NOLs from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its AMT NOL recorded in 2001 to the 1997 through 1999 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years.

     In 2002, 2001 and 2000, as a result of its deferred tax attributes, the Company did not generate any liability for regular federal income tax or alternative minimum tax.

     The Company has provided a 100% valuation allowance for its deferred tax assets as of December 31, 2002 and 2001. During 2002, in connection with the recognition of the additional minimum pension liability discussed in note 7, the Company increased the valuation allowance for deferred tax assets by $57.2 million through comprehensive loss, while also recording an increase in the valuation allowance of $9.2 million through a charge to the consolidated statement of operations for all other components of the deferred tax assets. The Company will continue to provide a 100% valuation allowance for deferred tax assets until it is more likely than not that such assets can be realized. The ultimate realization of the net deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. If the Company is able to generate sufficient taxable income in the future, the Company will reduce the valuation allowance through a reduction of income tax expense decreasing shareholders' deficit.

     The elements of the Company's deferred income taxes associated with its results for the years ended December 31, 2002, 2001 and 2000, respectively, are as follows:

                                                         2002       2001        2000
                                                        -------   ---------   --------
Current income tax provision (benefit):
     Federal..........................................  $(3,475)  $      --   $(10,292)
Deferred income tax benefit...........................   (9,160)   (144,499)   (23,414)
Valuation allowance...................................    9,160     298,264     22,099
                                                        -------   ---------   --------
       Total income tax provision (benefit)...........  $(3,475)  $ 153,765   $(11,607)
                                                        =======   =========   ========

     The total income tax provision (benefit) recognized by the Company for the years ended December 31, 2002, 2001 and 2000, reconciled to that computed under the federal statutory corporate rate follows:

                                                         2002       2001        2000
                                                       --------   ---------   --------
Tax benefit at federal statutory rate................  $(41,091)  $(132,841)  $(33,853)
State income taxes, net of federal...................    (4,696)    (15,182)    (3,869)
Extinguishment of debt...............................    32,976(1)        --        --
Other................................................       176       3,524      4,016
Change in valuation allowance........................     9,160     298,264     22,099
                                                       --------   ---------   --------
Income tax provision (benefit).......................  $ (3,475)  $ 153,765   $(11,607)
                                                       ========   =========   ========

---------------

(1) The extinguishment of debt item above is comprised of a reduction in the Company's NOL carryforwards and interest expense payable on the new debt.

NOTE 11

  REDEEMABLE STOCK

  Series C

     During 2002 the Company issued shares of Series C Preferred to the holders of senior notes who tendered their outstanding notes in the exchange offers. The Series C Preferred is subject to mandatory redemption on April 1, 2013 at a redemption price of $25 per share in cash. Prior to April 1, 2013, the Company has the option of redeeming the Series C Preferred, in whole or in part in cash, at the end of each 12-month period beginning April 1 of each year based on the following redemption schedule:

                  12-MONTH PERIOD                      REDEMPTION PRICE
                 BEGINNING APRIL 1                        PER SHARE
----------------------------------------------------   ----------------
2003................................................        $12.50
2004................................................         15.00
2005................................................         17.50
2006................................................         20.00
2007................................................         22.50
2008 and thereafter.................................         25.00

     In addition, if the Company's capital structure is amended to permit the issuance of additional shares of common stock, the Company will have the option to redeem all of the outstanding shares of Series C Preferred at any time prior to April 1, 2013 by delivering to the holders of Series C Preferred shares of common stock having a value equal to the then current aggregate redemption price for all outstanding shares of Series C Preferred.

     The Series C Preferred is not convertible at the option of the holders of the stock. However, the Company has the option of causing the conversion of the Series C Preferred into shares of its common stock prior to April 1, 2006 in connection with a significant transaction. A significant transaction is any transaction in which either an entity acquires more than 50% of the voting power of the Company's capital stock or the Company enters into a merger or other business combination in which it is not the surviving entity.

     The Series C Preferred is non-voting stock and it is not entitled to receive dividends.

  Series A

     In June 1989, the Company sold 1.8 million shares of the Series A Preferred to the 1989 ESOP, which has since allocated those shares to participants. Each share of Series A Preferred is convertible at any time into one share of common stock, subject to adjustment, is entitled to 10 times the number of votes allotted to the common stock into which it is convertible, and has a preference on liquidation over common stock of $5 per share. The Series A Preferred has no preference over common stock as to dividends. The Series A Preferred is not intended to be readily tradable on an established market. As such, participants to whom shares of Series A Preferred are distributed from the 1989 ESOP following termination of service are given a right, exercisable for limited periods prescribed by law, to cause the Company to repurchase the shares at fair value. The Company also has a right of first refusal upon proposed transfers of distributed shares of Series A Preferred. In 1994, the 1989 ESOP was amended to provide for recontribution to the plan by the Company for shares of Series A Preferred reacquired for allocation among active employee participants on a per capita basis. If not repurchased by the Company or reacquired for allocation by the 1989 ESOP, shares of Series A Preferred automatically convert into common stock upon transfer to a non-qualified (non-employee) holder.

NOTE 12

  STOCK PLANS

     The Company has two stock option plans (the "1987 Stock Option Plan" and the "1998 Stock Option Plan"), an employee stock purchase plan (the "2000 Employee Stock Purchase Plan") and deferred and stock compensation plans for nonemployee members of the board of directors (the "Directors' Deferred Compensation Plan" and the "Directors' Stock Compensation Policy").

  1987 and 1998 Stock Option Plans

     The Company may grant options for up to 750,000 shares under the 1987 Stock Option Plan, as amended. Under the plan, the option exercise price equals the stock's market price on the date of grant. Generally, the options granted under the 1987 Stock Option Plan vest in one-third increments beginning on the date of grant, with the remaining two-thirds becoming exercisable after the first and second years. The options expire approximately 10 years from the date of grant. No options were granted in 2002 or 2001 under the 1987 Stock Option Plan

     During 2000, the 1998 Stock Option Plan was amended to increase the number of options the Company may grant from 3,250,000 shares to 6,500,000 shares. The option price and vesting requirements are determined by a Stock Option Committee appointed by the board of directors. No options were granted in 2002 under the 1998 Stock Option Plan. The options granted during 2001 under the 1998 Stock Option Plan vest in one-third increments beginning on the date of grant, with the remaining two-thirds becoming exercisable after the first and second years. The options expire 10 years from the date of grant. The options granted during 2000 under the 1998 Stock Option Plan vest on May 23, 2010 and expire the following day. The options granted during 2000 are subject to accelerated vesting based on the continued employment of the recipients and the attainment of certain market prices for the Company's common stock. The stock prices necessary for accelerated vesting range from $6.12 to $12.41 and must be maintained for 20 consecutive trading days for accelerated vesting to occur. Options that vest pursuant to the accelerated vesting provisions expire on May 24, 2010. All the options granted during 1999 and 1998 under the 1998 Stock Option Plan had vested as of December 31, 2000 and expired on June 24, 2002.

     The following is a summary of stock option activity under the 1987 and 1998 Stock Option Plans:

                                            1987 STOCK OPTION PLAN         1998 STOCK OPTION PLAN
                                          ---------------------------   -----------------------------
                                                     WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                           SHARES     EXERCISE PRICE      SHARES      EXERCISE PRICE
                                          --------   ----------------   ----------   ----------------
Balance Dec. 31, 1999...................   696,916        $4.91          2,773,500        $3.88
  Granted...............................    70,500         2.63          1,994,894         6.26
  Exercised.............................   (94,666)        3.38         (1,794,894)        3.88
  Repurchased/Forfeited.................  (123,582)        6.84                 --           --
                                          --------        -----         ----------        -----
Balance Dec. 31, 2000...................   549,168         4.45          2,973,500         5.48
  Granted...............................        --           --            200,000         1.13
  Exercised.............................        --           --                 --           --
  Repurchased/Forfeited.................  (113,168)        7.45         (1,172,500)        5.36
                                          --------        -----         ----------        -----
Balance Dec. 31, 2001...................   436,000         3.68          2,001,000         5.11
  Granted...............................        --           --                 --           --
  Exercised.............................        --           --                 --           --
  Repurchased/Forfeited.................   (77,499)        4.17           (742,834)        5.09
                                          --------        -----         ----------        -----
Balance Dec. 31, 2002...................   358,501        $3.56          1,258,166        $5.13

     The following table represents additional information with regard to the 1987 and 1998 Stock Option Plans at December 31, 2002:

                                                                                       EXERCISABLE
                                                 OUTSTANDING                    --------------------------
                                ---------------------------------------------                  WEIGHTED
                                               WEIGHTED      WEIGHTED AVERAGE                  AVERAGE
RANGE OF                        NUMBER OF      AVERAGE          REMAINING       NUMBER OF    EXERCISABLE
EXERCISE PRICES                  SHARES     EXERCISE PRICE   CONTRACTUAL LIFE    SHARES         PRICE
---------------                 ---------   --------------   ----------------   ---------   --------------
1987 Stock Option Plan:
  $1.75-$3.13.................    292,501       $2.41           5.74 years       292,501        $2.41
  $8.69.......................     66,000        8.69           1.96 years        66,000         8.69
1998 Stock Option Plan:
  $1.13.......................    200,000       $1.13           8.08 years       133,333        $1.13
  $5.56-$6.69.................  1,058,166        5.89           7.42 years            --           --

     The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001 and 2000. No options were granted under the 1987 Stock Option Plan in 2002 or 2001; no options were granted under the 1998 Stock Option Plan in 2002.

                                                               2001      2000
                                                              -------   -------
1987 Stock Option Plan:
  Fair value of options granted.............................              $1.76
  Average risk free interest rate...........................               5.93%
  Expected dividend yield...................................                  0%
  Expected life of options..................................            7 years
  Expected volatility rate..................................               0.62
1998 Stock Option Plan:
  Weighted average fair value of options granted............    $0.70     $2.06
  Average risk free interest rate...........................     4.94%     6.65%
  Expected dividend yield...................................        0%        0%
  Expected life of options..................................  5 years   5 years
  Expected volatility rate..................................     0.71      0.66

  2000 Employee Stock Purchase Plan

     In May 2000, the Company replaced the 1994 Employee Stock Purchase Plan, which expired in 1999, with the 2000 Employee Stock Purchase Plan. The Company reserved 1.0 million shares of its common stock to be offered over a four and a half year period beginning July 1, 2000 to eligible employees under its 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides for participants to purchase the Company's common stock at 85% of the lesser of the stock's closing price at the beginning or the end of each year. (For 2000, 85% of the lesser of the stock's closing price on July 1, 2000 or December 31, 2000 was used to determine the purchase price.) As of December 31, 2002 and 2001, 199,963 and 339,976 shares, respectively, were issuable in accordance with the 2000 Employee Stock Purchase Plan.

  Board of Directors' Deferred Compensation Plan

     During 1991, the Company adopted a deferred compensation plan (the "Directors' Deferred Compensation Plan") to permit nonemployee members of the board of directors to receive shares of common stock in lieu of cash payments for total compensation or a portion thereof for services provided in their capacity as a member of the board of directors. The Company reserved 445,000 shares for issuance under the Directors' Deferred Compensation Plan. During 2000, the Directors' Deferred Compensation Plan was modified to allow directors to either defer shares issuable to a non-qualified trust maintained by an institutional trustee until such time as the shares are distributed to the directors or to defer share equivalents to a separate account maintained by the Company. The cost of the shares held in the trust are accounted for as a reduction to equity. The liability to compensate the directors is retained until such time as the shares are issued from the trust. The Directors' Deferred Compensation Plan provides for the stock portion of the directors' compensation to be valued at 90% of the lesser of the stock's average trading price at the beginning or the end of each year. As of December 31, 2002, a total of 333,268 shares with a cost of $0.6 million were held by the trust for future distribution. As of December 31, 2002, 92,208 shares valued at $0.1 million were issuable and deferred by directors choosing to have shares issued to the Company maintained trust.

     As of December 31, 2002 and 2001, there were insufficient shares authorized for distributions under the Directors Deferred Compensation Plan. As such, the Company invests cash in money market funds to account for the shares that would have been issued to the trust. At December 31, 2002, the Company had a liability to issue $0.2 million for services rendered during 2002. An additional $0.2 million was issued during 2002 for services rendered in 2001.

  Board of Directors' Stock Compensation Policy

     Under a stock compensation policy initiated in 1998, the Company's non-employee directors receive a portion of their annual retainers payable in shares of the Company's common stock. The directors may elect to defer all or a portion of the shares under the Directors' Deferred Compensation Plan. As of December 31, 2002, no shares were issuable to non-employee directors; all shares otherwise attributable to retainers for 2002 were deferred under the Directors' Deferred Compensation Plan.

NOTE 13

  STOCK BASED COMPENSATION

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in the Company's net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company's net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                        2002        2001        2000
                                                      ---------   ---------   --------
Net loss:
     As reported....................................  $(117,403)  $(533,313)  $(85,116)
     Pro forma......................................   (118,350)   (534,356)   (89,836)
Basic loss per share:
     As reported....................................  $   (2.80)  $  (12.85)  $  (2.06)
     Pro forma......................................      (2.82)     (12.88)     (2.17)
Diluted loss per share:
     As reported....................................  $   (2.80)  $  (12.85)  $  (2.06)
     Pro forma......................................      (2.82)     (12.88)     (2.17)

NOTE 14

  ESOP FINANCING

     The purchase by the 1989 ESOP of the Series A Preferred was financed through the issuance of a $26.1 million promissory note to the Company payable ratably over a 10 year period. The Company's contribution to the 1989 ESOP for the principal and interest components of debt service was immediately returned. As such, the respective interest income and expense on the ESOP notes were entirely offset within the

Company's net financing costs. As of December 31, 2002, all shares originally financed had been allocated to participants of the 1989 ESOP, of which 1,370,395 shares (including recontributed shares) remained in the trust under the 1989 ESOP.

NOTE 15

  REPURCHASES OF COMMON STOCK FOR TREASURY

     During April 1998, the Company announced that it had been authorized by the board of directors to repurchase up to 10%, or approximately 4.2 million shares, of its outstanding common stock. In February 2000, the Company announced that it had been authorized by the board of directors to repurchase an additional 12% of its capital stock. Under these stock repurchase programs, the Company paid $16.0 million during 2000 to repurchase approximately 2.6 million shares of its outstanding common stock at prices ranging from $2.38 to $9.00 per share. There were no repurchases of outstanding common stock during 2002 or 2001 pursuant to the stock repurchase program. Repurchased shares of common stock are held in the Company's treasury.

     The Company's current senior credit facility prohibits common stock repurchases by the Company.

NOTE 16

  EARNINGS PER SHARE

     For the years ended December 31, 2002, 2001 and 2000, basic and diluted earnings per share were the same; however, common stock equivalents totaling 3,251,234, 3,878,469 and 2,751,082, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

NOTE 17

  ENVIRONMENTAL COMPLIANCE, LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

  Environmental Compliance

     The Company, as well as its domestic competitors, is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, waste water discharges, air emissions and waste disposal. The Company spent approximately $1.4 million, $1.9 million and $0.9 million for pollution control capital projects in 2002, 2001 and 2000, respectively.

     The Company continued its environmental remediation and regulatory compliance activities required under its 1996 consent decree with federal and state environmental authorities that had settled certain water discharge, air emissions and waste handling enforcement issues. Under the consent decree, the Company committed to undertake environmental upgrade and modification projects totaling approximately $19.8 million, of which $16.3 million had been spent through December 31, 2002.

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

     At December 31, 2002, the Company had accrued approximately $9 million related to the consent decree, the corrective action order, and other environmental liabilities.

     The Company believes that National is obligated to reimburse the Company for a portion of the costs that have been and may be incurred by the Company to comply with the corrective action order. Pursuant to the agreement whereby the Company purchased the former Weirton Steel Division of National Steel in 1984, National Steel retained liability for cleanup costs related to solid or hazardous waste facilities, areas or equipment as long as such were not used by the Company in its operations subsequent to the acquisition. As potentially reimbursable costs are incurred, the Company has been and may continue to be reimbursed by National.

     In March 2002, National filed for protection under federal bankruptcy law. The filing may affect the Company's ability to seek and obtain reimbursement or indemnification from National for environmental remediation activity.

  Legal Proceedings

     The Company, in the ordinary course of business, is the subject of, or party to, various pending or threatened legal actions. The Company believes that any ultimate liability resulting from these actions will not have a material adverse effect on its financial position or results of operations. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for contingencies.

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

     The Company is an integrated producer and does not own or operate sources of raw material supply. In October 1991, the Company entered into a supply agreement with a subsidiary of Cleveland-Cliffs Inc. to provide the majority of its iron ore pellet requirements beginning in 1992 and extending through 2008. The Company has an additional contract with a subsidiary of Cleveland-Cliffs Inc. to purchase its remaining supply of standard and flux grade iron ore pellet requirements. The contracts provide for the supply of a minimum annual tonnage of pellets based on mine production capacity, with pricing primarily dependent on mine production costs and the balance of the pricing for the Company's requirements fluctuates based on world pellet market prices.

     The Company has entered into a memorandum of understanding with U.S. Steel to provide it with a minimum of 750,000 and 850,000 net tons of coke in each of 2003 and 2004, respectively, with the option to buy incremental volume under which the price of coke fluctuates on an annual basis based on the market price for coke. In addition the Company has negotiated a contract for 360,000 net tons per year from another supplier. Any additional coke needs, will be provided through either domestic or overseas sources. The Company continually evaluates potential new sources for coke and processes for utilizing coke more efficiently in its steel making facilities. The Company obtains its limestone, tin, zinc, scrap metal and other raw materials requirements from multiple sources.

NOTE 18

  CLAIMS AND ALLOWANCES

     The Company's policy is to fully reserve for claims that have been or may be incurred on all products that have been shipped. The reserve is calculated based on claims that have been submitted but not settled. The calculation also considers anticipated claims based on historical performance. The reserve for claims and allowances is netted against accounts receivable for financial reporting purposes.

     The following is a rollforward of the Company's claims and allowances activity for 2002:

Beginning Balance at December 31, 2001: ....................   $  3,195
     Additions to Reserve...................................     16,272
     Settled Claims.........................................    (14,946)
                                                               --------
Ending Balance at December 31, 2002: .......................   $  4,521
                                                               ========

NOTE 19

  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Redeemable Preferred Stock

     The fair value of the Series A and Series C Preferred was determined based upon an independent appraisal performed as of December 31, 2002 and 2001.

  Long-term Debt Obligations

     The fair values of the Company's long-term debt obligations are estimated based upon quoted market prices.

     The estimated fair values of the Company's financial instruments are as follows as of December 31, 2002 and 2001, respectively:

                                                     2002                    2001
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Redeemable Preferred stock.................  $ 67,895    $ 2,374     $ 20,348    $   374
Long term debt obligations.................   295,006     75,594      311,077     43,789

  Significant Group Concentrations of Credit Risk

     One customer accounted for 15% of net sales in 2001. Two customers accounted for 23% of our trade receivables as of December 31, 2001. There were no significant concentrations of credit risk as of or for the year ended December 31, 2002.

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

  GalvPro

     The Company incurred equity losses, including a charge to write its investment in GalvPro to zero, of $12.2 million during the first quarter of 2001. In August 2001, GalvPro filed for Chapter 11 bankruptcy. The Company has no direct liability from GalvPro's filing and therefore continues to carry a zero balance for its investment in GalvPro as of December 31, 2002.

  WeBCo

     WeBCo International LLC ("WeBCo") was formed in 1997 with the Balli Group, plc. The primary function of WeBCo is to market and sell the partners' products globally. As of December 31, 2002, the Company owned 50% of WeBCo, and the carrying amount of the Company's investment in WeBCo was $3.7 million.

  W&A

     W&A Manufacturing LLC ("W&A") was formed in 1998 with ATAS International for the purpose of manufacturing steel roofing products. As of December 31, 2002, the Company owned 50% of W&A, and the carrying amount of the Company's investment in W&A was $0.4 million.

     The Company accounts for its investments in WeBCo and W&A using the equity method of accounting.

  Related Party Transactions

     The Company's purchases of goods and services from unconsolidated subsidiaries totaled $8.0 million, $31.1 million and $27.4 million in 2002, 2001 and 2000, respectively. The Company's sales of steel to unconsolidated subsidiaries totaled $35.5 million, $9.0 million and $42.8 million in 2002, 2001 and 2000, respectively. These transactions arose in the ordinary course of business and were transacted at arms-length. Pursuant to certain service agreements, the Company provides services to unconsolidated subsidiaries. The Company billed for these arrangements at amounts approximating the cost to provide the service. Such amounts were minimal in 2002, $0.5 million in 2001 and $0.3 million in 2000. At December 31, 2002 and 2001, the Company had outstanding trade receivables from unconsolidated subsidiaries of $1.8 million and $3.0 million respectively.

     In each of 2002 and 2000, the Company received distributions of $1.0 million from WeBCo. There were no dividends or partnership distributions received from equity affiliates in 2001.

NOTE 21 (UNAUDITED)

  SELECTED QUARTERLY FINANCIAL DATA

                                      QUARTERLY PERIODS IN 2002               QUARTERLY PERIODS IN 2001
   (DOLLARS IN MILLIONS,         ------------------------------------    ------------------------------------
   EXCEPT PER SHARE DATA)         4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
   ----------------------        ------    ------    ------    ------    ------    ------    ------    ------
   Net sales...................  $  275    $  274    $  251    $  236    $  226    $  242    $  240    $  252
   Gross profit................       2        12       (10)      (14)      (15)      (26)      (29)      (11)
   Operating income (loss).....     (22)      (11)      (33)      (36)     (169)(2)    (51)     (54)      (48)(3)
   Net income (loss)...........     (24)      (13)      (39)      (45)     (180)      (60)     (218)(1)    (75)
   Basic earnings per share....  $(0.58)   $(0.30)   $(0.85)   $(1.06)   $(4.34)   $(1.45)   $(5.24)   $(1.81)
   Diluted earnings per
     share.....................  $(0.58)   $(0.30)   $(0.85)   $(1.06)   $(4.34)   $(1.45)   $(5.24)   $(1.81)

---------------

(1) Includes a charge of $153.8 million to fully reserve deferred tax assets.

(2) Includes a restructuring charge of $129.0 million related to a workforce reduction associated with the Company's strategic restructuring plan.

(3) Includes a restructuring charge of $12.3 million related to the 2001 Workforce Downsizing Program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 4, 2002, the Registrant engaged KPMG LLP ("KPMG") as its independent public accountants for the year ended December 31, 2002. The Registrant also notified Arthur Andersen LLP ("Andersen") that it was being dismissed as the Registrant's independent public accountant, effective immediately. The engagement of KPMG and the dismissal of Andersen resulted from action taken by the Registrant's Board of Directors upon recommendation of its Audit Committee. Andersen and its predecessors had served in that position since 1984.

     During the prior two fiscal years and through June 4, 2002, the Registrant did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, or any other matter or reportable events as set forth in Items 304
(a)(2)(i) and (ii) of Regulation S-K.

     Andersen's reports on the Registrant's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain any adverse opinions or disclaimers of opinion, nor were they qualified as to uncertainty, audit scope or accounting principle except as follows:

     Andersen's report on the Registrant's consolidated financial statements for the year ended December 31, 2001, contained a separate paragraph stating:

     "The Company (Weirton Steel Corporation) has suffered recurring losses from operations and has a Total Stockholders' Deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern."

     During the years ended December 31, 2001 and 2000 and through June 4, 2002, date of termination, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its reports on the Registrant's consolidated financial statements for such years. Moreover, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Registrant has provided Andersen with a copy of the foregoing statements, and Andersen has provided a letter stating that it agrees with the disclosure contained herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this Item.

     Information concerning Weirton's executive officers is presented in Part I of this report under Item 1, "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item with respect to Directors of the Company is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the definitive Proxy Statement is not deemed to be filed as part of this report for purposes of this Item.

     The following table summarizes the equity compensation plans under which Weirton common stock may be issued as of December 31, 2002:

PLAN CATEGORY                                                (A)                      (B)                    (C)
                                                                                                     NUMBER OF SECURITIES
                                                   NUMBER OF SECURITIES TO      WEIGHTED AVERAGE     REMAINING AVAILABLE
                                                   BE ISSUED UPON EXERCISED      EXERCISE PRICE      FOR FUTURE ISSUANCE
                                                   OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       UNDER EQUITY
                                                     WARRANT, AND RIGHTS      WARRANT, AND RIGHTS     COMPENSATION PLANS
-------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans approved by security
  holders:
    2000 Employee Stock Purchase Plan............           599,917              n/a(1    )                 400,083
-------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans not approved by
  security holders(2):
    1987 Stock Option Plan.......................           358,501                  $3.46                  294,332
    1998 Stock Option Plan.......................         1,258,166                  $5.13                3,446,940
    Directors Deferred Compensation Plan.........           366,393              n/a(1    )                  21,485
-------------------------------------------------------------------------------------------------------------------------
Total............................................         2,582,977                                       4,162,840
                                                          =========                                       =========

---------------

(1) Exercise prices are determined as a percentage of the lower of trading prices at the beginning or end of each plan year and are the same for all plan participants.

(2) See Note 12 to the Consolidated Financial Statements for a description of the material features and operations of these plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report, and they have concluded that these controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of financial statements required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

      FINANCIAL STATEMENTS                                          PAGE
      --------------------                                          ----

      Independent Auditors' Report................................   34

      Consolidated Statements of Operations and Comprehensive Loss
        for the years ended December 31, 2002, 2001 and 2000......   35

      Consolidated Balance Sheets as of December 31, 2002 and
        2001......................................................   36

      Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001 and 2000..........................   37

      Notes to Consolidated Financial Statements..................   40

      Supplementary Financial Information.........................  S-1

     2. The list of financial statement schedules required to be filed by Item
        8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

        Report of Independent Public Accountants on Financial
          Statement Schedules.......................................  S-1
             Schedule:
                  I Valuation and Qualifying Accounts...............  S-2

     3. Exhibits.

     The response to this item is incorporated by reference to the "Exhibit Index" hereof.

(b) Reports on Form 8-K.

    The Company filed a current report on Form 8-K, relating to Items 5 and 7, on December 11, 2002. The Company filed a current report on Form 8-K, relating to Item 5, on February 19, 2003.

(c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d) The financial statement schedules listed under Item 14(a)(2) are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2003.

                                          WEIRTON STEEL CORPORATION

                                          By:        /s/ MARK E. KAPLAN
                                            ------------------------------------
                                                       Mark E. Kaplan
                                            Senior Vice President of Finance and
                                              Administration

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 27th day of March 2003.

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

                               /s/ MICHAEL BOZIC
------------------------------------------------------
Michael Bozic
Director

                              /s/ RICHARD R. BURT
------------------------------------------------------
Richard R. Burt
Chairman of the Board of Directors

                         /s/ ROBERT J. D'ANNIBALLE, JR.
------------------------------------------------------
Robert J. D'Anniballe, Jr.
Director
                              /s/ MARK G. GLYPTIS
------------------------------------------------------
Mark G. Glyptis
Director

                             /s/ THOMAS R. STURGES
------------------------------------------------------
Thomas R. Sturges
Director

                             /s/ RONALD C. WHITAKER
------------------------------------------------------
Ronald C. Whitaker
Director

------------------------------------------------------
Wendell W. Wood
Director

        CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND
                    CIRCUMSTANCES RELATING TO ANNUAL REPORTS

I, John H. Walker, certify that:

1. I have reviewed this annual report on Form 10-K of Weirton Steel Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ JOHN H. WALKER
                                          --------------------------------------
                                          Chief Executive Officer
                                          March 28, 2003

        CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND
                    CIRCUMSTANCES RELATING TO ANNUAL REPORTS

I, Mark E. Kaplan, certify that:

1. I have reviewed this annual report on Form 10-K of Weirton Steel Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ MARK E. KAPLAN
                                          --------------------------------------
                                          Senior Vice President of Finance and
                                          Administration
                                          March 28, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Restated Certificate of Incorporation of the Company
         (incorporated by Reference to Exhibit 3.1 to the Company's
         Registration Statement on Form S-1 filed May 3, 1989,
         Commission File No. 33-28515).
 3.2     Certificate of Amendment to the Restated Certificate of
         Incorporation of the Company (incorporated by reference to
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1994, Commission File No.
         1-10244).
 3.3     Certificate of Amendment to the Restated Certificate of
         Incorporation of the Company dated December 13, 2002 (filed herewith).
 3.4     By-laws of the Company (incorporated by reference to Exhibit
         3.3 to the Company's Registration Statement on Form S-1
         filed May 3, 1989, Commission File No. 33-28515).
 3.5     Amendment to the By-laws of the Company (incorporated by
         reference to Exhibit 3.2 to the Company's Annual Report on
         Form 10-K for the fiscal Year ended December 31, 1994,
         Commission File No. 1-10244).
 3.6     Certificate of the Designation, Powers, Preferences and
         Rights of the Convertible Voting Preferred Stock, Series A
         (incorporated by reference to Exhibit 3.2 to the Company's
         Annual Report on Form 10-K for the fiscal Year ended
         December 31, 1989, Commission File No. 1-10244).
 3.7     Certificate of the Designation, Powers, Preferences and
         Rights of the Convertible Redeemable Preferred Stock, Series
         C (incorporated by reference to Exhibit 3.1 to the Company's
         Current Report on Form 8-K June 18, 2002, Commission File
         No. 1-10244).
 4.1     Amended and Restated Loan and Security Agreement dated as of
         May 3, 2002 by and among the Company, various lenders party thereto, and Fleet Capital Corporation as agent for the
         lenders (incorporated by reference to Exhibit 10.1 to the
         Company's Current Report on Form 8-K filed June 18, 2002,
         Commission File No. 1-10244).
 4.2     Amendment No. 1 dated June 10, 2002 to the Amended and
         Restated Loan and Security Agreement, dated as of May 3,
         2002 among the Company, various lenders party thereto, and
         Fleet Capital Corporation, as agent for the lenders
         (incorporated by reference to Exhibit 10.2 to the Company's
         Current Report on Form 8-K filed June 18, 2002, Commission
         File No. 1-10244).
 4.3     Amendment No. 2 dated June 18, 2002 to the Amended and
         Restated Loan and Security Agreement, dated as of May 3,
         2002, among the Company, various lenders party thereto, and
         Fleet Capital Corporation, as agent for the lenders
         (incorporated by reference to Exhibit 10.3 to the Company's
         Current Report on Form 8-K filed June 18, 2002, Commission
         File No. 1-10244).
 4.4     Amendment No. 3 dated January 8, 2003 to the Amended and
         Restated Loan and Security Agreement, dated as of May 3,
         2002, among the Company, various lenders party thereto, and
         Fleet Capital Corporation, as agent for the lenders (filed herewith).
 4.5     Amendment No. 4 dated February 19, 2003 to the Amended and
         Restated Loan and Security Agreement, dated as of May 3,
         2002, among the Company, various lenders party thereto, and
         Fleet Capital Corporation, as agent for the lenders (filed herewith).
 4.6     Credit Line Deed of Trust, made as of June 18, 2002, by the
         Company, for the benefit of Fleet Capital Corporation, as
         agent, relating to the Company's tin mill site (incorporated by reference to Exhibit 4.13 to the Company's Current Report on Form 8-K filed June 18, 2002, Commission File No.
         1-10244).
 4.7     Credit Line Deed of Trust, made as of June 18, 2002, by the
         Company, for the benefit of Fleet Capital Corporation, as
         agent, relating to the Company's hot mill site (incorporated by reference to Exhibit 4.14 to the Company's Current Report on Form 8-K filed June 18, 2002, Commission File No.
         1-10244).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 4.8     Amended and Restated Credit Line Deed of Trust, made as of
         June 18, 2002, by the Company, for the benefit of Fleet
         Capital Corporation, as agent, relating to the Company's
         tandem mill site (incorporated by reference to Exhibit 4.15 to the Company's Current Report on Form 8-K filed June 18,
         2002, Commission File No. 1-10244).
 4.9     Company's 10% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on
         Form 8-K filed June 18, 2002, Commission File No. 1-10244).
 4.10    Indenture between the Company and J.P. Morgan Trust Company,
         National Association, as trustee, relating to the Company's
         10% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K
         filed June 18, 2002, Commission File No. 1-10244).
 4.11    Indenture of Trust by and between the City of Weirton and
         J.P. Morgan Trust Company, as Trustee relating to the City's
         Series 2002 Secured Pollution Control Revenue Refunding
         Bonds. (incorporated by reference to Exhibit 4.3 to the
         Company's Current Report on Form 8-K filed June 18, 2002,
         Commission File No. 1-10244).
 4.12    City of Weirton, WV Series 2002 Secured Pollution Control
         Revenue Refunding Bonds (incorporated by reference to
         Exhibit 4.4 to the Company's Current Report on Form 8-K
         filed June 18, 2002, Commission File No. 1-10244).
 4.13    Agreement between the Company and the City of Weirton, West
         Virginia, as issuer, relating to the Series 2002 Secured
         Pollution Control Revenue Refunding Bonds due 2012
         (incorporated by reference to Exhibit 4.5 to the Company's
         Current Report on Form 8-K filed June 18, 2002, Commission
         File No. 1-10244).
 4.14    Deed of Trust, made as of June 18, 2002, by the Company, for the benefit of J.P. Morgan Trust Company, National
         Association, as trustee with respect to the Company's 10%
         Senior Secured Notes due 2008, and the City of Weirton, West
         Virginia, as issuer of its Series 2002, Secured Pollution
         Control Revenue Refunding Bonds (Weirton Steel Corporation
         Project) relating to the Company's tin mill site
         (incorporated by reference to Exhibit 4.9 to the Company's
         Current Report on Form 8-K filed June 18, 2002, Commission
         File No. 1-10244).
 4.15    Deed of Trust, made as of June 18, 2002, by the Company, for the benefit of J.P. Morgan Trust Company, National
         Association, as trustee with respect to the Company's 10%
         Senior Secured Notes due 2008, and the City of Weirton, West
         Virginia, as issuer of its Secured Pollution Control Revenue
         Refunding Bonds (Weirton Steel Corporation Project) Series
         2002, relating to the Company's hot mill site (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K filed June 18, 2002, Commission File No.
         1-10244).
 4.16    Deed of Trust, made as of June 18, 2002, by the Company, for the benefit of J.P. Morgan Trust Company, National
         Association, as trustee with respect to the Company's 10%
         Senior Secured Notes due 2008, and the City of Weirton, West
         Virginia, as issuer of its Secured Pollution Control Revenue
         Refunding Bonds (Weirton Steel Corporation Project) Series
         2002, relating to the Company's tandem mill site
         (incorporated by reference to Exhibit 4.11 to the Company's
         Current Report on Form 8-K filed June 18, 2002, Commission
         File No. 1-10244).
 4.17    Assignment and Transfer of Deeds of Trust and Security
         Agreement, made as of June 18, 2002, by the City of Weirton,
         West Virginia, as issuer of its Secured Pollution Control
         Revenue Refunding Bonds (Weirton Steel Corporation Project)
         Series 2002, for the benefit of J.P. Morgan Trust Company,
         National Association, as trustee with respect to the City's
         Secured Pollution Control Revenue Refunding Bonds (Weirton
         Steel Corporation Project) Series 2002 (incorporated by
         reference to Exhibit 4.12 to the Company's Current Report on
         Form 8-K filed June 18, 2002, Commission File No. 1-10244).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 4.18    Security Agreement among the Company, J.P. Morgan Trust
         Company as trustee for the holders of the Senior Secured
         Notes and the City of Weirton (incorporated by reference to
         Exhibit 4.8 to the Company's Current Report on Form 8-K
         filed June 18, 2002, Commission File No. 1-10244).
 4.19    Indenture dated July 3, 1996 between the Company and
         Bankers' Trust Company, as trustee, relating to the
         Company's 11 3/8% Notes due 2004 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on
         Form S-4 filed on July 10, 1996, Commission File No. 333-
         07913).
 4.20    First Supplement Indenture between the Company and Deutsche
         Bank Trust Company Americas, as trustee, relating to the
         Company's 11 3/8% Senior Notes due 2004 (incorporated by
         reference to Exhibit 4.16 to the Company's Current Report on
         Form 8-K filed June 18, 2002, Commission File No. 1-10244).
 4.21    Indenture dated as of June 12, 1995 between the Company and
         Bankers' Trust Company, as trustee, relating to $125,000,000 principal amount of 10 3/4 Senior Unsecured Notes due 2005, including Form of Note (incorporated by reference to Exhibit
         4.4 to the Company's Registration Statement on Form S-4
         filed on July 27, 1995, Commission File No. 33-61345).
 4.22    First Supplemental Indenture dated as of August 12, 1996
         between the Company and Bankers' Trust Company, as trustee, relating to the Company's 10 3/4% Senior Unsecured Notes due
         2005 (incorporated by reference to Exhibit 4.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1996, Commission File No. 1-10244).
 4.23    Second Supplemental Indenture between the Company and
         Deutsche Bank Trust Company Americas, as trustee, relating to the Company's 10 3/4% Senior Notes due 2005 (incorporated by reference to Exhibit 4.17 to the Company's Current Report on Form 8-K filed June 18, 2002, Commission File No.
         1-10244).
 4.24    Loan Agreement dated November 1, 1989 between the Company
         and the City of Weirton, West Virginia, as issuer, relating to the Series 1989 Bonds due 2014 (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's
         Registration Statement on Form S-4, filed December 3, 2001,
         Commission File No. 333-72598).
 4.25    First Amendment to Loan Agreement between the Company and
         the City of Weirton, West Virginia, as issuer, relating to the Series 1989 Bonds due 2014 (incorporated by reference to
         Exhibit 4.18 to the Company's Current Report on Form 8-K
         filed June 18, 2002, Commission File No. 1-10244).
 4.26    Intercreditor Agreement among Fleet Capital Corporation, as agent, and J.P. Morgan Trust Company, National Association as trustee under the Indenture relating to the 10% Senior
         Secured Notes du 2008 and the Indenture relating to the
         Secured Series 2002 Bonds (previously filed) (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed June 18, 2002, Commission File No.
         1-10244).
 4.27    Collateral Agency and Second Lien Intercreditor Agreement by
         and among J.P. Morgan Trust Company, National Association, as trustee for the holders of the Senior Secured Notes and
         J.P. Morgan Trust Company as trustee for the holders of the
         Secured Series 2002 Bonds, and J.P. Morgan Trust Company as
         Collateral Agent (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed June 18,
         2002, Commission File No. 1-10244).
 4.28    Loan Agreement between the Company and Steelworks Community
         Federal Credit Union dated August 15, 2002. (Filed herewith)
 4.29    Deed of Trust made by the Company for the benefit of
         Steelworks Community Federal Credit Union dated August 15,
         2002. (Filed herewith)
10.1     Redacted Pellet Sale and Purchase Agreement dated as of
         September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 1-10244).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.2     Redacted Amendment No. 1 dated January 31, 2003 to the
         MOU -- Coke Supply Agreement General Terms and Conditions
         dated March 1, 2002 with United States Steel Corporation.
         (filed herewith)
10.3     1984 Employee Stock Ownership Plan, as amended and restated
         (incorporated by reference to Exhibit 10.3 to the Company's
         Annual Report on Form 10-K For the fiscal year ended
         December 31, 1989, Commission File No. 1-10244).
10.4     1989 Employee Stock Ownership Plan (incorporated by
         reference to Exhibit 10.4 to the Company's Annual Report on
         Form 10-K for the fiscal year Ended December 31, 1989,
         Commission File No. 1-10244).
10.5     Amendments to the 1984 and 1989 Employee Stock Ownership
         Plans, effective May 26, 1994 (incorporated by reference to
         Exhibit 10.5 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1995).
10.6     Weirton Steel Corporation 1987 Stock Option Plan
         (incorporated by reference to Exhibit 10.5 to the Company's
         Registration Statement on Form S-1 filed May 3, 1989,
         Commission File No. 33-28515).
10.7     Weirton Steel Corporation 1998 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-10244).
10.8     Deferred Compensation Plan for Directors, as amended and
         restated through December 1, 2000 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 2000, Commission File
         No. 1-10244).
10.9     Weirton Steel Corporation Executive Healthcare Program
         effective date July 1, 1999 (incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1999, Commission File
         No. 1-10244).
10.10    Weirton Steel Corporation Supplemental Executive Retirement
         Plan (incorporated by reference to Exhibit 10.11 of the
         Company's Annual Report on Form 10-K for the fiscal year
         ended December 31, 1997, Commission File No. 1-10244).
10.11    Employment Agreement between John H. Walker and the Company dated April 18, 2002 (incorporated by reference to Exhibit
         10.21 of the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2002, Commission File No. 1-10244).
10.12    Employment Agreement between Mark E. Kaplan and the Company dated April 18, 2002 (incorporated by reference to Exhibit
         10.23 of the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2002, Commission File No. 1-10244).
10.13    Employment Agreement between William R. Kiefer and the
         Company dated December 21, 2001 (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
10.15    Employment Agreement between Edward L. Scram and the Company dated December 21, 2001 (incorporated by reference to
         Exhibit 10.27 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
10.16    Employment Agreement between Michael J. Scott and the
         Company dated December 21, 2001 (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Company's
         Registration Statement on Form S-4, filed March 12, 2002,
         Commission File No. 333-72598).
10.18    Purchase Agreement dated as of October 26, 2001 by and among
         MABCO Steam Company, LLC, FW Holdings, Inc., and the Company
         (incorporated by reference to Exhibit 10.30 to Amendment No.
         1 to the Company's Registration Statement on Form S-4, filed
         November 21, 2001, Commission File No. 333-72598).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.19    Lease Agreement dated as of October 26, 2001 between MABCO
         Steam Company, LLC, and FW Holdings, Inc. (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the
         Company's Registration Statement on Form S-4, filed November
         21, 2001, Commission File No. 333-72598).
22.1     Subsidiaries of the Company (filed herewith).
23.1     Consent of KPMG LLP, independent public accountants (filed herewith).
99.1     Certification of Principal Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed
         herewith).
99.2     Certification of Principal Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed
         herewith).

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULE

     Under date of January 30, 2003, we reported on the consolidated balance sheet of Weirton Steel Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders equity (deficit), and cash flows for the year ended December 31, 2002 as contained in the annual report on Form 10-K for the year ended 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The audit report on the consolidated financial statements of Weirton Steel Corporation and subsidiaries referred to above contains an explanatory paragraph that states the Company has sustained significant losses from operations and also has a total stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. The financial statement schedule as listed under Item 15(a)(2) does not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/ KPMG LLP

Pittsburgh, Pennsylvania
January 30, 2003

                           WEIRTON STEEL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                   BALANCE AT    CHARGES TO                BALANCE AT
                                                  BEGINNING OF    COST AND                   END OF
               DESCRIPTION                 YEAR      PERIOD       EXPENSE     DEDUCTIONS     PERIOD
               -----------                 ----   ------------   ----------   ----------   ----------

Allowance for doubtful accounts,
  discounts, claims and allowances.......  2002     $  7,487      $ 26,587     $27,587      $  6,487
                                           2001        9,008        40,220      41,741         7,487
                                           2000       10,231        39,620      40,843         9,008

Valuation allowance for deferred tax
  assets.................................  2002     $360,075      $127,248     $60,893      $426,430
                                           2001       61,811       301,621       3,357       360,075
                                           2000       39,712        26,636       4,537        61,811

Severance and other liabilities resulting
  from restructuring charges*............  2002     $  4,016      $     --     $ 4,016      $     --
                                           2001           --         5,133       1,117         4,016
                                           2000           --            --          --            --

* Excludes charges, deductions and liabilities related to pensions, other post-retirement benefit obligations, and the Company's obligation to reimburse the National Steel Corporation pension plan for Weirton employees, the liabilities for which are actuarially determined.