Form 10-K/A
period 2002-12-31
WEIRTON STEEL CORP
filed 2003-04-30
CIK 849979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM       TO       .

                           COMMISSION FILE NO. 1-10244

                            WEIRTON STEEL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    06-1075442
         (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)                 Identification No.)


                  400 THREE SPRINGS DRIVE                     26062
                  WEIRTON, WEST VIRGINIA
         (Address of principal executive offices)           (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 304-797-2000

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

           Title of each class                            Name of each exchange
                                                           on which registered
           -------------------                            ---------------------
          11-3/8% Notes due 2004                         New York Stock Exchange
          10-3/4% Notes due 2005                         New York Stock Exchange

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
        Common Stock, Par Value $0.01 Per Share      OTC Bulletin Board

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X         No
                                                ------         --------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                     -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes      No  X
                                           ----    ----

         Based on the closing price as of June 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $33,968,154. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates.)

         The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of June 28, 2002 was 41,935,992.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                            WEIRTON STEEL CORPORATION
                                 AMENDMENT NO. 1
                          TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002


         Pursuant to this Amendment No. 1, the undersigned Registrant hereby amends and restates Part III, Items 10, 11 and 12 of its Annual Report on Form 10-K for the year ended December 31, 2002 in their entirety as follows:


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            As of December 31, 2002, the Company had nine directors, divided into three classes as follows:

CLASS I DIRECTORS - TERM EXPIRING IN 2003:
------------------------------------------

Michael Bozic (61)
Private Investor
                                    Mr. Bozic has been a member of our board of directors since 1994. He was vice chairman of Kmart Corporation from 1998 to 2000; chairman, chief executive officer and director of Levitz Furniture Corporation from 1995 to 1998; president and chief executive officer of Hills Stores from 1991 to 1995. He is also a director of Morgan Stanley Advisors and a trustee of Hillsdale College.


Richard R. Burt (55)
Chairman, Diligence, LLC
                                    Mr. Burt has been a member of our board of directors since 1996 and has been chairman of the board of Weirton since April 1996. He is also a director of Archer Daniels Midland Company, Hollinger International Inc., HCL Technologies, Ltd., UBS-Paine Webber, International Game Technology and Deutsche-Scudder Funds.

Thomas R. Sturges (58)
Private Investor
                                    Mr. Sturges has been a member of our board of directors since 1986. Until June 2001, he was chief financial officer of Hawkeye Communication, LLC. Prior to that, he served as executive vice president of The Harding Group Inc. from February 1990 to January 2000.



CLASS II DIRECTORS - TERM EXPIRING IN 2004:
-------------------------------------------

Mark E. Kaplan (41)
Senior Vice President
of Finance and Administration
                                    Mr. Kaplan has been a member of our board of directors since December 2002. He was appointed senior vice president of finance and administration in November 2001. Prior to that, he served as vice president and chief financial officer from June 2000 to November 2001, as vice president of information technology and controller from March 1999 to June 2000 and controller from September 1995 to March 1999.


Ronald C. Whitaker (55)
President, Chief Executive
Officer
Strategic Distribution, Incorporated
                                    Mr. Whitaker has been a member of our board of directors since 1995. He has been president and chief executive officer of Strategic Distribution Incorporated since September 2000 and currently serves as a director. He served as president, chief executive officer and director of Johnson Worldwide Associates from October 1996 to March 1999. He is also a director of Firearms Training Systems, Inc. and is a trustee of The College of Wooster.

Wendell W. Wood (62)
President and Chairman,
United Land Corporation
                                    Mr. Wood has been a member of our board of directors since December 2002. He has served as President and Chairman of United Land Corporation, a commercial real estate development company, since 1968. He was president and chairman of Albemarle Bank & Trust from 1973 to 1985.




CLASS III DIRECTORS - TERM EXPIRING IN 2005:
--------------------------------------------

John H. Walker (45)
President and Chief
Executive Officer
                                    Mr. Walker has been a member of our board of directors since 2000. He was named chief executive officer in January 2001 and had served as president and chief operating officer since March 2000. He was employed by Kaiser Aluminum Corporation as corporate vice president and president of Flat Rolled Products from July 1997 to March 2000 and as vice president of operations from September 1996 to July 1997. He is also a director of UAL Corporation.


Robert J. D'Anniballe, Jr.(46)
Partner,
Pietragallo, Bosick & Gordon

                                    Mr. D'Anniballe has been a member of our board of directors since 1990. He became a partner of Pietragallo, Bosick & Gordon in 2003. Prior to that he was a shareholder at Marshall, Dennehey, Warner, Coleman & Goggin, a law firm, since 1999. He was a partner in Alpert, D'Anniballe & Visnic prior to July 1999. He has also served as general counsel to the Independent Steelworkers Union (the "ISU") since 1985.

Mark G. Glyptis (51)
President, ISU
                                    Mr. Glyptis has been a member of our board of directors since 1991. He has been president of the ISU since August 1991 and has been an employee of Weirton since 1973.


           The Company's Restated Certificate of Incorporation, as amended, provides for a Board of Directors consisting of nine persons. It requires that five directors ("Independent Directors") be persons who are not current or former employees of the Company, or advisors or consultants to the Company or to the Independent Steelworkers Union (the "ISU"), or have been affiliated with such an advisor or consultant or have engaged in substantial financial transactions with the Company, for a period of two years prior to election as an Independent Director. The Restated Certificate of Incorporation provides that two directors ("Management Directors") must consist of the Chief Executive Officer and one Company employee designated by the Chief Executive Officer. It also provides that two directors ("Union Directors") must consist of the President of the primary collective bargaining agent for the represented employees of the Company (currently the ISU) and one person designated by the primary collective bargaining agent.



EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company as of March 21, 2003 were as follows:

Name                      Age              Office
----                      ---              ------
John H. Walker             45      President, Chief Executive Officer and
                                   Chief Operating Officer
Mark E. Kaplan             41      Sr. Vice President of Finance and
                                   Administration
William R. Kiefer          53      General Counsel and Secretary
Edward L. Scram            45      Vice President - Manufacturing
Michael J. Scott           40      Vice President - Sales, Product Development
                                   and Marketing

         John H. Walker was named Chief Executive Officer effective January 2001. He has been President and Chief Operating Officer since March 2000. Mr. Walker was employed by Kaiser Aluminum Corporation as Corporate Vice President and President-Flat Rolled Products from July 1997 to March 2000. Mr. Walker was elected as a director in March 2000.

         Mark E. Kaplan was appointed Senior Vice President-Finance and Administration in December 2001. He has been Chief Financial Officer since July 2000. He had been Vice President since July 2000. He had been Vice President-Information Technology since March

1999 and Controller since September 1995. Mr. Kaplan was elected as a director in December 2002.

         William R. Kiefer was appointed General Counsel in January 2002. He has been Secretary since May 1990. He had been Vice President-Law since May 1990.

         Edward L. Scram was appointed Vice President-Manufacturing in December 2001. He had been named Vice President-Operations since April 2000. Prior to that appointment, Mr. Scram served as General Manager of Operations since 1996.

         Michael J. Scott was appointed Vice President-Sales, Product Development and Marketing in January 2002. He had been named Vice
President-Sales and Marketing since March 2000. Mr. Scott was employed by National Steel Corporation from 1997 through 1999 as General
Manager-Construction Sales Group.

         Our performance will depend, in large part, on the efforts, abilities and experience of our senior management and other key employees. In 2002 and in prior years, executive compensation for our key employees has been restrained by our weak financial performance, and options and other stock-based incentive compensation currently have minimal or no value. Accordingly, key employees, including members of senior management, may not have an incentive to stay with us. The loss of services of one or more such individuals could adversely affect our business, financial condition, results of operations or prospects.





ITEM 11.  EXECUTIVE COMPENSATION






SUMMARY COMPENSATION TABLE

            The following table sets forth information for each of the Company's last three fiscal years, summarizing the compensation paid to the Company's Chief Executive Officer and each of the Company's next four most highly compensated executive officers (collectively, the "Named Executive Officers") who were serving as such at the end of the Company's last completed fiscal year ended December 31, 2002.

                                                                       Long Term Compens-
                                 Annual Compensation                         ation
                                                                            Awards
                                                                      Securities underlying
Name & Principal       Year    Salary     Bonus       Other Annual        Options/(SARS)          All other
Position                         ($)       ($)        Compensation                   (2)        Compensation
                                           (3)      ($)(1)                      (#)               ($)

John H. Walker       2002    $395,004    $  -0-       $645,107                      -             $    -
President & Chief    2001     387,087       -0-        209,007                   200,000               -
Executive Officer    2000     234,783       -0-         24,726                   402,500               -

Mark E. Kaplan       2002    $260,004    $  -0-        $ 7,024                      -             $    -
Sr. Vice President   2001     230,876       -0-         16,629                      -                  -
Finance and          2000     195,304       -0-        697,102                   189,000               -
Administration

Edward L. Scram      2002    $250,008    $  -0-       $ 14,396                      -             $    -
Vice President-      2001     192,964       -0-         16,793                      -                  -
Operations           2000     152,245       -0-         70,111                   175,000               -

Michael J. Scott     2002   $ 201,264    $  -0-       $  -0-                         -            $    -
Vice President-      2001     175,008       -0-          -0-                         -                 -
Sales                2000     145,840    25,000          -0-                     175,000               -

William R. Kiefer    2002    $198,456    $  -0-       $  4,657                      -            $    -
General Counsel      2001     198,456       -0-         27,241                       -                 -
and Secretary        2000     195,304       -0-        320,576                    76,666               -

-----------------------

(1) During 2000 and 2001, the Named Executive Officers were entitled to participate in two non-qualified supplemental executive retirement plans (the "SERPs") under which actuarially computed benefits for the participants, based on factors including age, compensation, years of service with the Company and retirement benefits anticipated under qualified pension plans, were transferred to trusts not subject to the claims of creditors of the Company together with "tax gross-up" payments. The senior SERP was terminated effective December 31, 2001. Separately, Mr. Walker's employment agreement dated April 18, 2002 provided for his continued participation in that SERP which entitled him to a fully funded vested benefit in 2002. The "tax gross-ups" are included in the amounts in the table and are: (a) $ 645,107, $7,024, $14,396, and $4,657 for Messrs. Walker, Kaplan, Scram and Kiefer, respectively, in 2002; (b) $209,007, $ 16,629, $16,793, and $27,241 for
         Messrs. Walker, Kaplan, Scram and Kiefer, respectively, in 2001; and
         (c) $24,726, $30,499, $70,111 and $67,270 for Messrs. Walker, Kaplan,
         Scram and Kiefer, respectively, in 2000. Some of the Named Executive Officers also exercised previously granted stock options during 2000. The following amounts of option related compensation have been included in this column for that year: $666,603 and $253,306 for Messrs. Kaplan and Kiefer, respectively. Aggregate amounts of perquisites and other personal benefits that are the lesser of $50,000 or 10% of each of the respective Named Executive Officer's combined salary and bonuses, have been omitted from the table in accordance with Securities and Exchange Commission rules.

(2) For 2000 and 2001, the figures reflect numbers of shares underlying options granted under the 1998 Stock Option Plan.


(3) For 2000, the table includes a signing bonus paid to Mr. Scott as required by his employment agreement.


         Effective February 23, 2003, salaries for the Named Executive Officers were reduced by 5%, consistent with that of other non-union and union employees of the Company as part of a restructuring effort to cut costs and remain competitive.


EMPLOYMENT AGREEMENTS WITH CERTAIN EXECUTIVES

         The Company is a party to an employment agreement dated April 18, 2002, with Mr. Walker, President and Chief Executive Officer of the Company, superseding prior employment agreements, providing for a rolling employment term of three years. Base compensation rates and incentive compensation opportunities were not increased from those provided under his prior agreement. Pursuant to this agreement, Mr. Walker is entitled to an annual base salary of $395,000, subject to adjustments as determined by the Board of Directors or the Compensation Committee, an annual incentive bonus under the Company's Management Incentive Plan with specified annual incentive percentage targets, a 2003 bonus in an amount and on terms approved by the Board if he is an employee of the Company at December 31, 2003, a performance and/or change of control bonus in an amount and on terms approved by the Board, and continued participation in the Company's SERP entitling him to funding sufficient to produce a benefit equivalent to 70% of final average earnings, on a fully vested basis as of the date of the employment agreement adjusted annually and, prior to a change of control. If Mr. Walker's employment is terminated by the Company without "cause" or by Mr. Walker for "good reason" prior to a change of control, or as a result of Mr. Walker's death or disability, Mr. Walker is entitle to receive a lump sum cash payment consisting of two times his base salary plus tax gross-up, any incentive bonus then due and other accrued benefits (including SERP funding and executive health care program funding), and accrued benefits under all retirement and pension plans, and the full vesting of all stock options. If Mr. Walker is terminated for reasons other than "cause" or disability or he resigns for "good reason" within one year after a change of control, he would be entitled to three times his base salary plus tax gross-up and the other severance payments described above. In addition to any other rights that Mr. Walker may have under his employment agreement, he has the right to resign for "good reason", as a result of the failure of the stockholders on December 11, 2002 to approve the proposed charter amendments by a sufficient majority.

         The Company is also a party to an employment agreement dated April 18, 2002, with Mr.

 Kaplan, Senior Vice President, Finance and Administration, superseding prior employment agreements, providing for a rolling employment term of three years. Pursuant to this agreement, Mr. Kaplan continues to be entitled to an annual base salary of $260,000, subject to adjustments, an annual incentive bonus under the Company's Management Incentive Plan, a 2003 bonus if he is an employee of the Company on December 31, 2003 in an amount and on terms approved by the Board, a performance and/or change of control bonus in an amount and on terms approved by the Board, and continued participation in the Company's SERP. The provisions with respect to termination of employment and the Company's payment obligations are similar to those contained in Mr. Walker's employment agreement. In addition to any other rights that Mr. Kaplan may have under his employment agreement, he has the right to resign for "good reason", as a result of the failure of the stockholders on December 11, 2002 to approve the proposed charter amendments by a sufficient majority.


         As of December 31, 2002, Messrs. Scram, Scott and Kiefer were parties to individual employment agreements that contained substantially similar terms and conditions. These agreements have no specific term of employment. Each executive agreed to serve as a salaried employee of Weirton in the capacities and for the compensation as may be agreed upon from time to time by the executive and Weirton. The executives assign to Weirton certain intellectual property rights and agree not to disclose confidential information. If the executive is terminated for reasons other than cause (including a breach of the agreement by Weirton), Weirton has agreed to pay the executive, in a lump sum, termination benefits equal to the sum of 24 months of base salary and Weirton will also pay the income and payroll tax consequences of the lump sum payment and provide employee benefits for a period of 24 months.


         As of April 18, 2002, the Compensation Committee determined it appropriate to more precisely set forth the terms and conditions of employment for Messrs. Walker and Kaplan and make provision for change in control in a manner consistent with Weirton's existing compensation policies. Base compensation rates and incentive compensation opportunities were not increased.





OPTION/SAR GRANTS


         There were no stock options or stock appreciation rights (SARs) granted during 2002 to the Named Executive Officers.



OPTION/SAR EXERCISES/OUTSTANDING OPTIONS AND YEAR-END VALUES

         The following table sets forth information regarding the exercise of stock options and SARs during 2002 and the unexercised options/SARs held as of the end of the 2002 fiscal year by the Named Executive Officers.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                NUMBER OF
                                               SECURITIES
                                               UNDERLYING         VALUE OF
                                               UNEXERCISED       UNEXERCISED
                                               OPTIONS/SARS     IN-THE-MONEY
                                                AT FISCAL       OPTIONS/SARS
                                                 YEAR END      AT FISCAL YEAR-
                                                   (#)            END ($)
--------------------------------------------------------------------------------
NAME         SHARES           VALUE             EXERCISABLE/    EXERCISABLE/
             ACQUIRED ON     REALIZED          UNEXERCISABLE   UNEXERCISABLE
             EXERCISE          ($)                  (1)            (2)
                (#)
--------------------------------------------------------------------------------
J.H. Walker        -            -             133,333/469,167   $ -    /$   -
M.E. Kaplan        -            -              14,000/189,000   $ -    /$   -
E.L. Scram         -            -              12,000/175,000   $ -    /$   -
M.J. Scott         -            -               -0-  /175,000   $ -    /$   -
W.R. Kiefer        -            -              14,000/ 76,666   $ -    /$   -
--------------------------------------------------------------------------------

(1) The figures shown represent options granted under the 1987 Option Plan and the 1998 Option Plan. For Mr. Kaplan and Mr. Kiefer, 112,000 and 38,334 options, respectively, granted in March 1998 under the 1998 Option Plan lapsed unexercised June 24, 2002. The options granted in October 2000 under the 1998 Option Plan remain unexercisable. For Mr. Walker, two-thirds of the options granted under the 1998 Option Plan in 2001 were exercisable at December 31, 2002.

(2) The "Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End" is shown in the table as equal to the difference between the closing price ($0.28 per share) of the Company's Common Stock on the Over the Counter Bulletin Board on its last trading day in 2002 (December 31, 2002) and the exercise price ($5.56 and $6.69 for the options granted in 2000; $1.13 for the options granted in 2001), times the number of shares underlying the options.



PENSION PLAN

         The following table shows ranges of combined pension benefits available to the Named Executive Officers based on earnings and service:

                                                          YEARS OF SERVICE

                                       15       20        25        30         35
FINAL AVERAGE EARNINGS*
 $125,000                             31,875   42,500    53,125    63,750     74,375
  150,000                             38,250   51,000    63,750    76,500     89,250
  200,000                             51,000   68,000    85,000   102,000    119,000
  250,000                             63,750   85,000   106,250   127,500    148,750
  300,000                             76,500  102,000   127,500   153,000    178,500
  400,000                            102,000  136,000   170,000   204,000    238,000
  500,000                            127,500  170,000   212,500   255,000    297,500



*The Pension Plan table does not reflect the "freeze" of the qualified pension plan that becomes effective May 1, 2003.


         Prior to 2002, the Company maintained and funded two non-qualified SERPs providing pension benefits for the Named Executive Officers in addition to its qualified defined benefit pension plan. As of December 31, 2001, one of the SERPs covering executive officers, including the Named Executive Officers, was terminated. The figures in the Pension Table now reflect the sum of annual benefits from the qualified pension plan plus expected annual benefits from the remaining non-qualified SERP, payable for life following assumed retirement at age 62. The SERP is a "target benefit" plan under which the Company contributes to a trust actuarially determined amounts which are calculated to produce for each participant the defined target annual benefit at age 62. Under both the qualified pension plan and the SERP, the amount of pension is based upon the employee's average earnings (average of the highest five years of the last fifteen years). Expected benefits are based on earnings defined as annual cash compensation (as reported in the Salary and Bonus columns of the Summary Compensation Table) and pension service credited under the SERP. The benefits reflected in the Pension Table include maximum total benefits of 1.7% of final average earnings times pension service. For the named executive officers participating in a SERP, pension service as of December 31, 2002 for the purpose of calculating retirement benefits was as follows: Mr. Kaplan: 7.25 years; Mr.
Kiefer: 17.92 years; Mr. Scram: 22.50 years; and Mr. Scott: 2.83 years.

         Even though one of the SERPs covering the Named Executive Officers was terminated, the Company had a continuing obligation under Mr. Walker's employment agreement to provide SERP funding in 2002 for Mr. Walker sufficient to produce a benefit equivalent to 70% of final average earnings, subject to the Company's obligation to fully fund the described SERP benefit as of April 18, 2002 and any incremental amount required to maintain full funding. Mr. Walker's annual base salary is $395,000 and his pension service under the Company's defined benefit plan at December 31, 2002 was 11.33 years.

                                                          YEARS OF SERVICE

                                       15       20        25        30         35
FINAL AVERAGE EARNINGS
$400,000                              198,000  220,000   220,000   220,000   238,000
 500,000                              247,500  275,000   275,000   275,000   297,500


DIRECTORS' COMPENSATION

         Directors who are not officers or employees of the Company received an annual retainer of $25,000 for 2002. In 2002, $10,000 of the retainer was deferred and placed in trust in the form of cash, while the remaining $15,000 was paid monthly in cash. Those directors also received a meeting fee of $800 for each meeting of the Board of Directors attended, together with a meeting fee of $700 for each meeting of a committee of the Board of Directors attended. The Chairman of each committee was paid an additional $200 for each meeting chaired. The Chairman of the Board of Directors serves as a non-executive Chairman, devoting substantial time to this position and received an annual retainer in 2002 of $120,000, payable quarterly, but did not receive additional fees for attendance at meetings of the Board or its committees. Effective January 1, 2003, the Chairman's annual retainer was reduced to $60,000. Effective March 1, 2003, the annual retainer of Directors who are not officers or employees of the Company was reduced to $20,000; and their meeting fees were reduced by 20%.

         All directors who are not officers or other employees of the Company are eligible to participate in the Deferred Compensation Plan for Directors. As maintained prior to 2001, the plan permitted participants to elect in advance to defer part or all of their directors' fees, whether in the form of cash or stock, for a specified year. Amounts representing deferred cash fees were used to purchase shares of the Company's Common Stock at 90% of the market price of the Common Stock on the first or last trading day of the year, whichever was lower. The shares were then placed in trust for the benefit of participants to be held until distributed to them in accordance with their elections. Beginning in 2001, purchases of Common Stock for the plan were suspended due to the steep decline of our stock price relative to the number of shares allocated to the plan. As a result, for 2001 and 2002, compensation deferred under the plan has been accounted for solely in the form of cash, which has been deposited into the trust.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following tables set forth the beneficial ownership of our Common Stock, Series A Preferred Stock and Series C Preferred Stock as of March 21, 2003 by each person or group known by us to beneficially own more than five percent of the outstanding Common Stock, Series A Preferred Stock or Series C Preferred Stock, by each director and executive officer and by all directors and executive officers as a group. Included are those shares of Common Stock, if any, allocated under the 1984 ESOP. The table also sets forth the number of shares of Series A Preferred Stock, if any, allocated under the 1989 ESOP through the latest allocation date (December 31, 2002). The table also sets forth the number of shares of Series C Preferred Stock held by former holders of the Company's Senior Notes which were exchanged for new Senior

Secured Notes and Series C Preferred Stock in a registered exchange offer (Registration Statement No. 333-72598) that was completed on June 18, 2002. Unless otherwise indicated, and except for shares allocated to the accounts of employees under the terms of the 1984 ESOP and 1989 ESOP, the holders of all shares shown in the table have sole voting and investment power with respect to such shares. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options or convertible stock exercisable or convertible by such person within 60 days of the date hereof are deemed outstanding for the purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders. Except as indicated in the footnotes, we believe that the persons named in the table have the sole voting and investment power with respect to all shares shown as beneficially owned by them. By its terms, the Series C Preferred Stock is non-voting except as required by applicable Delaware corporation law.


                                  COMMON STOCK

                                               Share
Name and address of beneficial owner           Amount         Percent of class(3)
------------------------------------           ------         -------------------

United Bank,                                  7,081,433(1)             16.8%
as Trustee under the 1984 ESOP
500 Virginia Street East
Charleston, WV 25322

Michael Bozic                                   106,400(4)                 *
Richard R. Burt                                  43,660(4)                 *
Robert J.D'Anniballe, Jr.                        20,521(4)                 *
Mark G. Glyptis                                   3,719                    *
Mark E. Kaplan                                  131,000(5)                 *
William R. Kiefer                                64,861(5)                 *
Michael J. Scott                                      -                    -
Edward L. Scram                                  13,832(5)                  *
Thomas R. Sturges                                47,733(4)                  *
John H. Walker                                  134,565(5)                  *
Ronald C. Whitaker                              119,852(4)                  *
Wendell W. Wood                               4,996,564(2)                11.9%
All directors and                             5,682,707(5)                13.5%
 executives as
 a group(12 persons)


(1) All shares have been allocated to the accounts of participants in the 1984 ESOP consisting of approximately 4,800 employees and former employees of the Company. Participants generally have full voting but limited dispositive power over securities allocated to their accounts.

(2) Based on Schedules 13G and 13D/A filed by the named beneficial owners with the SEC.

(3) An asterisk in this column indicates ownership of less than 1%.

(4)Includes 94,043, 43,660, 20,521, 40,349, and 117,852 shares credited to the accounts of Messrs. Bozic, Burt, D'Anniballe, Sturges, and Whitaker, respectively, under the Deferred Compensation Plan for Directors, over which shares the named individuals do not exercise voting and/or investment power until distribution.

(5) Includes shares subject to options currently exercisable (or exercisable within 60 days): Mr.Kaplan 14,000, Mr. Kiefer 14,000, Mr. Scram 12,000 and Mr. Walker 133,333.


                            SERIES A PREFERRED STOCK

                                              Share
Name and address of beneficial owner          Amount      Percent of class
------------------------------------          ------      ----------------
United Bank,                               1,363,157(1)      93.2%(2)
as Trustee under the 1989 ESOP
500 Virginia Street East
Charleston, WV 25322

Michael Bozic                                     -             -
Richard R. Burt                                   -             -
Robert J.D'Anniballe, Jr.                         -             -
Mark G. Glyptis                                  421            *
Mark E. Kaplan                                   284            *
William R. Kiefer                                767            *
Michael J. Scott                                  -             -
Edward L. Scram                                  401            *
Thomas R. Sturges                                -              -
John H. Walker                                   518            *
Ronald C. Whitaker                               -              -
Wendell W. Wood                                  -              -
All directors and                              2,391            *
 executives as
 a group(12 persons)



(1) All shares have been allocated to the accounts of participants in the 1989 ESOP consisting of approximately 5,600 employees and former employees of the Company. Participants generally have full voting but limited dispositive power over securities allocated to their accounts.

(2) An asterisk in this column indicates ownership of less than 1%.


                           SERIES C PREFERRED STOCK(2)

Name and Address of Beneficial Owner        Share Amount  Percent of Class(1)
------------------------------------        ------------  -------------------

All directors and executive as a group           ----                       *
   (12 persons)

(1) An asterisk in this column indicates ownership of less than 1%.

(2) The Company is not aware of any person or group beneficially owning more than five percent of the outstanding Series C Preferred Stock.



         The following table summarizes the equity compensation plans under which Weirton common stock may be issued as of December 31, 2002:


                                       (A)                        (B)                         (C)
PLAN CATEGORY                  NUMBER OF SECURITIES          WEIGHTED AVG.              NUMBER OF SECURITIES
                            TO BE ISSUED UPON EXERCISE       EXERCISE PRICE           REMAINING AVAILABLE FOR
                              OF OUTSTANDING OPTIONS,        OF OUTSTANDING            FUTURE ISSUANCE UNDER
                               WARRANTS, AND RIGHTS        OPTIONS, WARRANTS          EQUITY COMPENSATION PLANS
                                                               AND RIGHTS
-------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS:

2000 EMPLOYEE STOCK                  599,917                       N/A                        400,083
PURCHASE PLAN
-------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS:

1987 STOCK OPTION PLAN               358,501                     $3.46                        294,332


1998 STOCK OPTION PLAN             1,258,166                     $5.13                      3,446,940


DIRECTORS' DEFERRED                  366,393                       N/A                         21,485
COMPENSATION PLAN
-------------------------------------------------------------------------------------------------------------
TOTAL                              2,582,977                                                4,162,840



                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2003.



WEIRTON STEEL CORPORATION


By:      /s/John H. Walker
         -----------------------------------
         John H. Walker
         President and Chief Executive Officer

                                 CERTIFICATIONS

I, John H. Walker, certify that:





1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Weirton Steel Corporation;

2. Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ John H. Walker
------------------------
Chief Executive Officer
April 29, 2003

I, Mark E. Kaplan, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Weirton Steel Corporation;

2. Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Mark E. Kaplan
-------------------------------
Senior Vice President of Finance and Administration
April 29, 2003

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Amendment No. 1 to the Annual Report of Weirton Steel Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Walker, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John H. Walker
-------------------
John H. Walker
President and Chief Executive Officer
Date: April 29, 2003

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Amendment No. 1 to the Annual Report of Weirton Steel Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark E. Kaplan, Senior Vice President of Finance and Administration of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Mark E. Kaplan
--------------------------------
Mark E. Kaplan
Senior Vice President of Finance and Administration
Date: April 29, 2003