Form 10-Q
period 2003-03-31
WEIRTON STEEL CORP
filed 2003-05-21
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________.

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

                                 (304) 797-2000
              Registrant's telephone number, including area code:

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of April 30, 2003 was 42,077,312.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      ITEM

                                                               PAGE
                                                               ----
PART I -- FINANCIAL INFORMATION
  1. Financial Statements...................................     3
  2. Management's Discussion and Analysis of Financial
     Condition and Result of Operations.....................    11
  3. Quantitative and Qualitative Disclosures About Market
     Risk...................................................    19
  4. Controls and Procedures................................    20

PART II -- OTHER INFORMATION
  1. Legal Proceedings......................................    21
  2. Changes in Securities and Use of Proceeds..............    21
  3. Defaults Upon Senior Securities........................    21
  4. Submission of Matters to a Vote of Security Holders....    21
  5. Other Information......................................    21
  6. Exhibits and Reports on Form 8-K.......................    21

SIGNATURES..................................................    22

CERTIFICATIONS..............................................    23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
NET SALES...................................................  $259,854   $236,050
OPERATING COSTS:
  Cost of sales.............................................   271,742    250,328
  Selling, general and administrative expenses..............     6,053      6,226
  Depreciation..............................................    14,483     15,912
  Pension curtailment.......................................    38,803         --
                                                              --------   --------
     Total operating costs..................................   331,081    272,466
                                                              --------   --------
LOSS FROM OPERATIONS........................................   (71,227)   (36,416)
  Income from unconsolidated subsidiaries...................        83        170
  Interest expense..........................................    (4,962)   (11,302)
  Other income, net.........................................     1,293      2,912
                                                              --------   --------
NET LOSS....................................................   (74,813)   (44,636)
Other Comprehensive Loss:
  Additional minimum pension liability......................   (15,345)        --
                                                              --------   --------
Comprehensive Loss..........................................  $(90,158)  $(44,636)
                                                              ========   ========
PER SHARE DATA:
Weighted average number of common shares (in thousands):
  Basic.....................................................    42,077     41,934
  Diluted...................................................    42,077     41,934
NET LOSS PER SHARE:
  Basic.....................................................  $  (1.78)  $  (1.06)
  Diluted...................................................  $  (1.78)  $  (1.06)

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $359
     and $197, respectively.................................  $       385   $       219
  Receivables, less allowances of $6,353 and $6,487,
     respectively...........................................      111,462        97,347
  Inventories...............................................      163,622       165,454
  Other current assets......................................        5,196         4,089
                                                              -----------   -----------
       Total current assets.................................      280,665       267,109
Property, plant and equipment, net..........................      363,557       376,758
Intangible pension asset....................................           --        40,388
Other assets and deferred charges...........................       10,258        11,860
                                                              -----------   -----------
       Total Assets.........................................  $   654,480   $   696,115
                                                              ===========   ===========
LIABILITIES:
Current liabilities:
  Senior credit facility....................................  $   144,647   $   115,121
  Notes and bonds payable...................................       17,051         8,484
  Accounts payable..........................................       71,498        80,689
  Accrued pension obligation................................       78,200        78,200
  Postretirement benefits other than pensions...............       32,000        32,000
  Accrued employee benefits.................................       43,668        42,534
  Accrued taxes other than income...........................       15,655        14,768
  Other current liabilities.................................        2,555         2,035
                                                              -----------   -----------
       Total current liabilities............................      405,274       373,831
Notes and bonds payable.....................................      277,266       286,522
Accrued pension obligation..................................      357,107       329,842
Postretirement benefits other than pensions.................      322,889       324,278
Other long term liabilities.................................       46,980        46,529
                                                              -----------   -----------
       Total Liabilities....................................    1,409,516     1,361,002
REDEEMABLE STOCK, NET.......................................       67,870        67,895
STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  44,048,492 and 43,848,529 shares issued, respectively.....          440           438
Additional paid-in-capital..................................      458,034       457,973
Accumulated deficit.........................................   (1,108,839)   (1,034,026)
Accumulated other comprehensive loss........................     (162,000)     (146,655)
Other stockholders' equity..................................      (10,541)      (10,512)
                                                              -----------   -----------
       Total Stockholders' Deficit..........................     (822,906)     (732,782)
                                                              -----------   -----------
       Total Liabilities, Redeemable Stock, Net, and
        Stockholders' Deficit...............................  $   654,480   $   696,115
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Cash flows from operating activities:
  Net Loss..................................................  $(74,813)  $(44,636)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................    14,483     15,912
     Income from unconsolidated subsidiaries................       (83)      (170)
     Amortization of deferred financing costs...............       706        962
     Pension curtailment....................................    38,803         --
     Cash provided (used) by working capital items:
       Receivables..........................................   (14,115)     1,415
       Inventories..........................................     1,832      8,451
       Other current assets.................................    (1,107)     3,755
       Accounts payable.....................................    (9,191)    (3,028)
       Other current liabilities............................     2,541        415
     Accrued pension obligation.............................    13,505      8,750
     Other postretirement benefits..........................    (1,389)    (2,099)
     Other..................................................     1,012     (1,858)
                                                              --------   --------
NET CASH USED BY OPERATING ACTIVITIES.......................   (27,816)   (12,131)
Cash flows from investing activities:
  Capital spending..........................................    (1,683)    (1,813)
  Distribution from unconsolidated subsidiary...............       836         --
                                                              --------   --------
NET CASH USED BY INVESTING ACTIVITIES.......................      (847)    (1,813)

Cash flows from financing activities:
  Net borrowings (repayments) on senior credit facility.....    29,526       (406)
  Repayment of debt obligations.............................      (697)        --
  Proceeds from issuance of debt............................        --     14,255
                                                              --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    28,829     13,849
                                                              --------   --------
NET CHANGE IN CASH AND EQUIVALENTS..........................       166        (95)
Cash and equivalents at beginning of period.................       219      1,370
                                                              --------   --------
Cash and equivalents at end of period.......................  $    385   $  1,275
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  4,557   $  3,261
  Income taxes paid, net....................................        46         --

        The accompanying notes are an integral part of these statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, OR IN MILLIONS OF DOLLARS
                                WHERE INDICATED)

NOTE 1

BASIS OF PRESENTATION

     The Consolidated Condensed Financial Statements presented herein are unaudited. The Consolidated Condensed Balance Sheet as of December 31, 2002 has been derived from the audited balance sheet included in the Company's 2002 Annual Report on Form 10-K. Unless context otherwise requires, the terms "Weirton Steel," "Weirton," the "Company," "we," "us" and "our" refer to Weirton Steel Corporation and its consolidated subsidiaries. Entities of which the Company owns a controlling interest are consolidated; entities of which the Company owns a less than controlling interest are not consolidated and are reflected in the consolidated condensed financial statements using the equity method of accounting. All material intercompany accounts and transactions with consolidated subsidiaries have been eliminated in consolidation.

     Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included or incorporated by reference in the Company's 2002 Annual Report on Form 10-K.

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

NOTE 2

REORGANIZATION UNDER CHAPTER 11 BANKRUPTCY CODE

     On May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of West Virginia (the "Court"). The circumstances leading up to the filing of the petition are discussed at greater length in Item 2 of this report and in our Current Report on Form 8-K filed on May 19, 2003. Subsequent to filing the petition, Weirton plans to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. In connection with the filing of the Chapter 11 petition, Weirton has obtained several Court orders that authorize us to pay certain pre-petition liabilities (such as employee wages and benefits and certain of senior secured indebtedness) and take certain actions that will preserve the going concern value of the business, thereby enhancing the prospects of reorganization.

     These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. In due course and after negotiations with various parties in interest, Weirton expects to present a plan of reorganization to the Court to reorganize the Company's business and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A significant portion of the liabilities recorded at March 31, 2003 is expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured or undersecured debt.

     Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by Weirton at the filing date are stayed and other pre-petition contractual obligations may not be enforced against Weirton. In addition, Weirton has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. Weirton is in the process of submitting declarations, schedules and other materials setting forth the Company's assets and liabilities as of the date of the petition. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time Weirton will operate under Chapter 11 protection, the outcome of the proceedings in general, whether Weirton will continue to operate under its current organizational structure, the effect of the proceedings on Weirton's business or the amount or nature of any recovery by creditors and equity holders of Weirton.

NOTE 3

LIQUIDITY AND FINANCING ARRANGEMENTS

                                                       MARCH 31, 2003   DECEMBER 31, 2002
                                                       --------------   -----------------
Obligation under senior credit facility..............   $   144,647        $  115,121
                                                        ===========        ==========
Long-term Debt:
  10% Senior Secured Notes due 4/1/08................       177,367           177,662
  9% Secured Series 2002 Pollution Control Bonds due
     4/1/12..........................................        45,162            45,162
  Vendor financing obligations (capital lease).......        29,228            29,590
  11 3/8% Senior Notes due 7/1/04....................        12,658            12,658
  10 3/4% Senior Notes due 6/1/05....................        16,336            16,336
  8 5/8% Pollution Control Bonds due 11/1/14.........        10,720            10,720
  6 1/4% Term Loan due 8/14/14.......................         2,884             2,923
  Less: Unamortized debt discount....................           (38)              (45)
                                                        -----------        ----------
Total debt obligations...............................       294,317           295,006
Less: Current portion................................       (17,051)(1)        (8,484)(1)
                                                        -----------        ----------
Long-term debt.......................................   $   277,266        $  286,522
                                                        ===========        ==========

---------------

(1) Included in the current portion of long-term debt at March 31, 2003 and December 31, 2002, was $13.0 million and $6.0 million, respectively, in contingent interest payments. These contingent payments are based on excess cash flow as defined in the indentures governing the new debt securities resulting from our 2002 exchange offers. A gain will be recognized for any contingent payments that are not required to be made.

  Senior Credit Facility -- DIP Facility

     At March 31, 2003 and December 31, 2002, the Company had borrowed $144.6 million and $115.1 million, respectively, under its 2002 amended and restated revolving senior credit facility with a syndicate of lenders (the "Senior Credit Facility"), which is presented net of $7.9 million and $5.8 million, respectively, of all available cash from lockboxes. At March 31, 2003 and December 31, 2002, the Company also utilized an additional $0.5 million under its letter of credit sub-facility. After consideration of amounts outstanding under the letter of credit sub-facility, the Company had $13.1 million and $23.0 million, respectively, available for additional borrowing under the senior credit facility as of March 31, 2003 and December 31, 2002.

     The Company has obtained a debtor-in-possession financing facility (the "DIP Facility") structured to provide us with up to $225.0 million of financing during the course of our bankruptcy case. The DIP Facility consists of a term loan of $25.0 million and a revolving loan facility of up to $200.0 million whose borrowing base is determined by our levels of accounts receivable and inventory in a manner substantially similar to the Senior Credit Facility. The DIP Facility also includes a letter of credit subfacility of up $5.0 million. The DIP Facility revolving loan lenders consist of Fleet Capital Corporation, Foothill Capital Corporation, The CIT Group/Business Credit, Inc., GMAC Commercial Finance LLC and Transamerica Business Capital Corporation, all of whom were lenders to Weirton under the Senior Credit Facility, and the DIP Facility term loan lender is Manchester Securities Corporation. Fleet Capital Corporation acts as Agent for the DIP Facility lenders. The DIP Facility is collateralized by a senior lien on our inventories, accounts receivable, property, plant and equipment and substantially all our other tangible and intangible assets. Priority in the plant, property and equipment collateral goes first to the term loan lender and in all other collateral to the revolving loan lenders. Proceeds from permitted sales of the respective types of collateral must be used to pay down the related loan, and, in the case of revolving loans, may become available for reborrowing. The DIP Facility is to have a term extending through the earliest to occur of (i) November 20, 2004, (ii) the occurrence of a Default or Event of Default (as defined in the DIP Facility), or
(iii) confirmation of a final bankruptcy reorganization plan, unless the facility is terminated earlier as provided by its terms. However, the DIP Facility will not become effective, and no loans are required to be made, unless by May 23, 2003 certain conditions are satisfied, including: (i) the bankruptcy court entering a satisfactory emergency financing order and other "first day" orders; (ii) the Agent and Lenders receiving a satisfactory budget from the Company; (iii) the absence of Events of Default and proceedings challenging the DIP Facility; (iv) the Company's payment of the required fees and expenses; and
(v) the Company's delivering required documentation. On May 20, 2003, the Court granted applications for orders satisfying the DIP Facility's requirements in that regard, and the Company is proceeding to satisfy the remaining conditions to effectiveness of the Facility as promptly as possible.

     In the absence of default, we are required to pay interest on outstanding amounts under the revolving portion of the DIP Facility at our option of either
(1) the prime rate announced from time to time by Fleet Bank, plus 2.25 % or (2) LIBOR, plus 3.75%. The non-default interest rate applicable to the term portion is 14.5% per annum. Default rates of interest on revolving loans and the term loan under the DIP Facility are increased by 2.0% and 3.0% per annum, respectively, over the non-default rates. To obtain and maintain the DIP Facility we were required to pay, and will be required to pay from time to time, certain non-refundable fees, including a facility fee, closing fee, unused line fee, administrative fee and monitoring fee. In addition, a deferred fee will be payable to the revolving lenders upon the earliest to occur of (i) confirmation of a plan of reorganization, (ii) sale of substantially all our assets or (iii) repayment in full of our obligations under the DIP Facility. Optional prepayment of the term loan under the DIP Facility also requires a prepayment fee which varies depending on the time of payment.

     The DIP Facility contains certain representations and warranties about Weirton and its business, affirmative and negative covenants requiring or restricting Weirton's engaging in specified transactions and activities, and Events of Default, many of which have been derived from similar provisions in our former Senior Credit Facility and others which we believe are customary for a facility of this type. As in the prior facility, amounts available for revolving borrowings will depend on calculating Weirton's borrowing base of eligible receivables and inventory and will be subject to certain limitations and reserves. However, availability has been increased from the prior facility, which required a minimum availability of $20.0 million at all times, to requiring a minimum initial availability under the DIP Facility of $10.0 million. This "availability block" increases over time to a $20.0 million level by July 31, 2004. The DIP Facility also contains certain performance covenants focused on meeting financial objectives and complying with budgetary limitations, the failure to observe which could result in one or more Events of Default. The most important financial covenants require Weirton to attain increasing amounts of cumulative EBITDAR (earnings before interest expense, income taxes, depreciation and Restructuring Expenses, as defined in the DIP Facility) for specified periods during the term of the DIP Facility and minimum monthly EBITDAR during the last five months of the term. In addition, Weirton may not permit Restructuring Expenses to exceed monthly budgeted amounts by more than 10% overall and by more than 15% on a categorical basis. Beginning after July 31, 2003, Weirton is not permitted to allow consolidated accounts payable at the end of any month to be less than 50% of the projected budgeted amount for that date.

     The DIP Facility Events of Default encompass a wide range of occurrences, including, among other things: failure to pay obligations in a timely manner; breaches of representations, warranties and covenants (subject, in some cases to cure periods); business disruptions and other factors producing a Material Adverse Effect (as defined in the DIP Facility) on Weirton's business, assets, financial condition or income (other than as contemplated in our budget); material uninsured losses to collateral; changes in control and executive management; defaults on other indebtedness in excess of $0.5 million in the aggregate; and a number of events potentially affecting our bankruptcy case adversely, including our failure to file a plan of reorganization within 270 days of the petition filing date, the filing of reorganization plans unacceptable to any DIP Facility lender, the conversion of our case into a Chapter 7 (liquidation) proceeding, the modification of our emergency financing order in a manner unacceptable to the DIP Facility lenders, the failure to have a final financing order entered within 30 days of filing our petition, the filing of certain bankruptcy pleadings, the granting of authority to Weirton to incur certain impermissible liens or impermissible debt, the appointment of a bankruptcy trustee with enlarged powers, or the issuance of an order lifting the automatic stay in bankruptcy to allow persons to proceed against any of Weirton's material property.

     The DIP Facility replaces our Senior Credit Facility, of which approximately $160.6 million was outstanding on the petition filing date. The DIP Facility provides that, during an initial period commencing with the issuance by the bankruptcy court of an emergency financing order, the maximum revolving credit amount will be limited to our pre-petition obligations outstanding, plus $7.5 million. Following the initial period, which ends on the earlier of (i) the entry by the bankruptcy court of a final financing order or
(ii) 30 days after the filing of the petition, the maximum revolving credit amount will be $200.0 million. Initial borrowings under the DIP Facility, of which the term loan facility of $25.0 million must be drawn down, are to be used to repay outstanding amounts under the Senior Credit Facility. Although funded initially, the term loan proceeds are to be held in a cash collateral account pending their release following issuance of the final financing order and delivery of title insurance policies covering agreed upon parcels of the real property collateral. At that time, the net term loan proceeds are to be applied to reduce the amount of outstanding DIP Facility revolving loans.

     The description of the DIP Facility provided in this report is qualified by the full text of that document filed as Exhibit 10.1 to this report.

NOTE 4

PENSIONS

     During February 2003, the Company's unionized employees ratified new labor agreements which, among other things, provided for a freeze of further benefit accruals under the Company's defined benefit pension plan as of April 30, 2003. The Company applied the same freeze to its non-unionized workforce. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a pension curtailment charge of $38.8 million. The curtailment charge reflects the full recognition of the unrecognized prior service cost and transition obligation, since all benefit accrual associated with expected future years of service has been eliminated. Because the pension plan freeze constituted a significant event, the Company remeasured its pension plan assets and liabilities as of February 28, 2003. The accounting rules provide that if, at any plan measurement date, the fair value of plan assets is less than the plan's accumulated benefit obligation ("ABO"), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of plan assets. The liability must be offset by the recognition of an intangible asset and/or a charge against stockholders' deficit. Even though the freeze operates to moderate the Company's long term funding burden with respect to the plan, because the Company was required to recognize all prior service cost and transition obligation with the pension curtailment, the difference between the ABO and plan assets at February 28, 2003 was taken as a direct charge to stockholders' deficit.

     The Company had applied to the Internal Revenue Service (the "IRS") for waivers regarding its pension plan funding obligations for 2002 and 2003. In April 2003, the IRS granted the Company contingent funding waivers for the 2002 plan year and the first quarterly 2003 plan year contributions. The effect of the waivers would have been to allow Weirton to stretch out its required funding for the plan over a five year period. The waivers were granted contingent upon the Company providing "adequate security" for its rescheduled obligations within 90 days of issuance. The DIP Facility and Court orders applicable to the Company in connection with its bankruptcy case will prevent the Company from providing security to the PBGC.

NOTE 5

INVENTORIES

     Inventories consisted of the following:

                                                     MARCH 31,   DECEMBER 31,
                                                       2003          2002
                                                     ---------   ------------
Raw materials......................................  $ 52,589      $ 44,117
Work-in-process....................................    31,852        46,906
Finished goods.....................................    79,181        74,431
                                                     --------      --------
                                                     $163,622      $165,454
                                                     ========      ========

NOTE 6

EARNINGS PER SHARE

     For the three months ended March 31, 2003 and 2002, basic and diluted earnings per share were the same; however, securities totaling 1,463,801 and 1,495,679, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

     For the three months ended March 31, 2003 and 2002, there were an additional 1,603,333 and 1,798,000 options, respectively, outstanding for which the exercise price was greater than the average market price.

NOTE 7

STOCK BASED COMPENSATION

     At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in the Company's net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company's net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     ---------------------
                                                       2003         2002
                                                     --------     --------
Net loss:
  As reported......................................  $(74,813)    $(44,636)
  Fair value of stock-based employee
     compensation..................................      (232)        (237)
  Pro forma........................................   (75,045)     (44,873)
Basic loss per share:
  As reported......................................  $  (1.78)    $  (1.06)
  Pro forma........................................     (1.78)       (1.07)
Diluted loss per share:
  As reported......................................  $  (1.78)    $  (1.06)
  Pro forma........................................     (1.78)       (1.07)

NOTE 8

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

     The following is a rollforward of the Company's claims and allowances activity for the first quarter of 2003:

Beginning Balance at December 31, 2002:.....................   $4,521
  Additions to Reserve......................................    3,468
  Settled Claims............................................   (3,858)
                                                               ------
Ending Balance at March 31, 2003:...........................   $4,131
                                                               ======

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

INDUSTRY OVERVIEW

     Since the beginning of the steel import crisis in 1998, domestic companies and unions lobbied Congress and the White House for action to deal with the record surge of foreign imports, especially those that violated U.S. trade laws. Among these efforts, in January 2002, a steel industry executive group made recommendations for governmental steps believed necessary to deal with the continuing industry crisis and to encourage industry consolidation and capacity rationalization. This included trade measures, such as tariffs, and legislative and regulatory relief from the industry's legacy issues, specifically its surging liabilities for accrued, unfunded pensions and retiree healthcare benefits. In March 2002, the Bush Administration initiated a three-year, stepped tariff program providing substantial trade relief. Subsequent to the imposition of the tariffs, a large number of tariff exclusion applications were filed. The tariff program is subject to an upcoming mid term review. Furthermore, no legislative changes have been implemented to address the industry's legacy issues. As a result, the domestic steel industry has been left to deal with consolidation prospects and legacy liabilities primarily through a largely unpredictable bankruptcy process. The Pension Benefit Guaranty Corporation (the "PBGC"), the federal agency insuring pension benefits, generally has moved to terminate the underfunded plans of bankrupt companies relieving them of future accruals for pension service.

     Consolidations of production assets are now reshaping the competitive structure of the domestic steel industry. A pattern has emerged whereby steelmaking assets of bankrupt producers are being acquired free of legacy liabilities in connection with the liquidation, instead of reorganization, of those bankrupt companies, with the result that the acquirer can operate at a lower cost than other producers with such costs. In February 2002, a new entity, International Steel Group ("ISG"), purchased substantially all the integrated production facilities of bankrupt LTV Steel Corp. in a Chapter 7 liquidation auction. ISG subsequently restarted a portion of those facilities in addition to purchasing and restarting the idled assets of another bankrupt company, Acme Steel. In addition to operating without the burden of predecessor legacy costs, ISG forged an agreement with the United Steelworkers of America (the "USWA") that represents a significant departure from the traditional USWA contract. The new agreement contains higher productivity benchmarks, incentives linked to profits and major changes to work rules, pay classifications and general operating language. The structure of this type of agreement could leave steel companies with traditional contract language at a significant competitive disadvantage. On

March 13, 2003, ISG entered into a definitive agreement with Bethlehem Steel Corporation ("Bethlehem"), the second largest integrated steelmaker, which had filed for Chapter 11 bankruptcy protection in October 2001, to purchase substantially all of Bethlehem's assets. After reaching a similar labor agreement with the USWA covering the Bethlehem facilities, ISG announced that it had completed the acquisition on May 7, 2003.

     On April 9, 2003, United States Steel Corporation ("US Steel"), the largest domestic producer, announced that it too had reached a broad labor agreement with the USWA, the implementation of which would be subject to its successful acquisition of National Steel Corporation ("National"), which had filed for Chapter 11 bankruptcy protection in March 2002. In the first quarter of 2003, National became the subject of a bidding contest between US Steel and AK Steel Corporation ("AK"). However, on April 21, 2003, after AK was unable to reach an accord with the USWA, the court supervising National's bankruptcy approved US Steel's bid, and the parties signed a definitive asset acquisition agreement which they have announced is expected to close by the end of the second quarter of 2003. Weirton's management believes that it is likely that, similar to the ISG situation, the acquired National assets will operate with no predecessor legacy liabilities, and US Steel will be seeking to achieve greater synergies not only from the acquired assets, but also from the application of its broad USWA labor agreement to its other facilities. With the acquisition of the National and Bethlehem assets, US Steel and ISG, respectively, will become the largest and second largest domestic producers and between them will account for an estimated annual capacity of approximately 37 million tons of raw steel or 30% of domestic market share. In narrower lines such as tin mill products where Weirton is a major competitor with the second largest market share of approximately 24%, US Steel's acquisition of National's tin mill facilities (following its acquisition of the former LTV Steel tin operations in 2001) will result in US Steel having an estimated tin market share of approximately 41%.

RECENT DEVELOPMENTS

     As part of an announced $120 million cost reduction and margin improvement program initiated early in the first quarter of 2003, the Company's unionized employees ratified new labor agreements which, among other things, provided for a freeze of further benefit accruals under the Company's defined benefit pension plan and a 5% wage reduction and other benefit reductions. The Company applied the same freeze and wage reduction to its non-unionized work force. Secondly, retired employees of Weirton were requested to contribute to their health care costs through co-payment and voluntary changes to their health care benefit plan. These solicited changes to retiree healthcare were not implemented.

     The Company had applied to the Internal Revenue Service (the "IRS") for waivers regarding its pension plan funding obligations for 2002 and 2003. In April 2003, the IRS granted the Company contingent funding waivers for the 2002 plan year and the first quarterly 2003 plan year contributions. The effect of the waivers would have been to allow Weirton to stretch out its required funding for the plan over a five year period. The waivers were granted contingent upon the Company providing "adequate security" for its rescheduled obligations within 90 days of issuance. The DIP Facility and Court orders applicable to the Company in connection with its bankruptcy case will prevent the Company from providing security to the PBGC.

     Notwithstanding these cost reduction and liquidity improvement steps, since March 2003 markedly weaker domestic steel industry markets for Weirton's products, in particular its commodity sheet products, have resulted in significantly lower than anticipated product prices and shipment and order levels, which have adversely affected Weirton's current operating results and financial position as well as its anticipated results and liquidity position in the second quarter of 2003.

REORGANIZATION UNDER CHAPTER 11 BANKRUPTCY CODE

     On May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of West Virginia (see Note 2 in the accompanying financial statements). Although the petition was "voluntary," the underlying causes leading to it have stemmed from circumstances which many others in our industry face and who have also filed. Despite having achieved nearly $115 million in net cost reductions across a broad front from labor and employment concessions, outside debt restructuring and production efficiencies since the beginning of 2001, we have been unable to overcome the injury caused by record levels of unfairly traded steel imports and a slowing economy that have severely reduced prices, shipments and production and the significant cost disadvantages that we operate under compared to reconstituted steel mills as it relates to legacy liabilities. The resulting sustained operating losses and negative cash flow have heavily damaged our financial condition to the point that we will be unable to recover by further voluntary actions. Furthermore, recent developments in our industry, including a pattern of consolidation of capacity by and into larger entities, have significantly frustrated our announced strategic objectives to grow our business through targeted acquisitions. At the same time, these developments have presented us with the prospect of competing against reorganized capacity which will be operating to a great extent free of the heavy legacy costs which we have been carrying and cannot reduce further without bankruptcy intervention.

     Following our filing, we intend to manage our business as a "debtor-in-possession." As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. In connection with the filing of the Chapter 11 petition, Weirton obtained several Court orders that authorized us to pay certain pre-petition liabilities, which has allowed our business to continue without significant interruption.

     During the Chapter 11 process and subsequent to negotiations with parties in interest, we intend to develop and submit to the Court a plan of reorganization to return us to sustained profitability. Under our DIP Facility, we are required to propose such a plan within 270 days of filing our petition and to achieve its confirmation within 18 months. We believe key objectives of the plan must include finding a responsible solution to our accrued legacy obligations, restructuring burdensome contracts, working with our principal union, the Independent Steelworkers Union (the "ISU"), to further increase productivity and reduce costs (particularly employment and healthcare costs) so that we are not disadvantaged relative to our reorganized competitors, and simplifying and improving our capital and governance structure. We also intend to continue working with governmental sources to remedy unfair trade practices and promote efficient domestic steel industry consolidation consistent with the best interests of our stakeholders and the traditions of our Company as a steelmaker in the Upper Ohio Valley for more than 90 years.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and financing facilities amounted to $21.4 million at March 31, 2003 as compared to $29.0 million at December 31, 2002. As of May 9, 2003, our liquidity from cash and financing facilities was $15.1 million. These calculations are based on our then effective Senior Credit Facility. Our liquidity has continued to decline primarily as a result of operating losses from prolonged adverse market conditions.

     As of March 31, 2003, the Company had cash and equivalents of $0.4 million compared to $0.2 million as of December 31, 2002. The Company's statements of cash flows for the three months ended March 31 are summarized below:

DOLLARS IN THOUSANDS                                     2003       2002
--------------------                                   --------   --------
Net cash used by operating activities................  $(27,816)  $(12,131)
Net cash used by investing activities................      (847)    (1,813)
Net cash provided by financing activities............    28,829     13,849
                                                       --------   --------
Increase in cash.....................................  $    166   $    (95)
                                                       ========   ========

     The $27.8 million net cash outflow from operating activities resulted from adverse market conditions prevailing in the domestic steel industry. Accounts payable decreased during the first quarter of 2003 due to a constriction in our trade credit. To help offset the difficult market conditions, we undertook various measures during 2002 and 2001 to enhance our operating cash flow by reducing overall operating costs and net working capital investment.

     Net cash used by investing activities primarily included $1.7 million and $1.8 million of capital expenditures for the quarters ended March 31, 2003 and 2002, respectively.

     The $28.8 million in net cash provided by financing activities in the first quarter of 2003 consisted of $29.5 million in borrowings under our Senior Credit Facility. Cash provided by financing activities in the first three months of 2002 consisted of $14.3 million in cash received under vendor financing arrangements we implemented in 2001.

     At March 31, 2003 and December 31, 2002, the Company had borrowed $144.6 million and $115.1 million, respectively, under the Senior Credit Facility, which is presented net of $7.9 million and $5.8 million, respectively, of all available cash from lockboxes. At March 31, 2003 and December 31, 2002, the Company also utilized an additional $0.5 million under the Senior Credit Facility's letter of credit sub-facility. After consideration of amounts outstanding under the letter of credit sub-facility, the Company had $13.1 million and $23.0 million, respectively, available for additional borrowing under the Senior Credit Facility as of March 31, 2003 and December 31, 2002.

     The Company has obtained a debtor-in-possession financing facility structured to provide us with up to $225.0 million of financing during the course of our bankruptcy case. The DIP Facility comprises a term loan facility of $25.0 million and a revolving loan facility of up to $200.0 million whose borrowing base is determined by our levels of accounts receivable and inventory in a manner substantially similar to the Senior Credit Facility. The DIP Facility also includes a letter of credit subfacility of up $5.0 million. The DIP Facility is to have a term extending through the earliest to occur of (i) November 20, 2004, (ii) the occurrence of a Default or Event of Default (as defined in the DIP Facility), or (iii) confirmation of a final bankruptcy reorganization plan, unless the facility is terminated earlier as provided by its terms. However, the DIP Facility will not become effective, and no loans are required to be made, unless by May 23, 2003 certain conditions are satisfied, including: (i) the bankruptcy court entering a satisfactory emergency financing order and other "first day" orders; (ii) the Agent and Lenders receiving a satisfactory budget from the Company; (iii) the absence of Events of Default and proceedings challenging the DIP Facility; (iv) the Company's payment of the required fees and expenses; and (v) the Company's delivering required documentation. On May 20, 2003, the Court granted applications for orders satisfying the DIP Facility's requirements in that regard, and the Company is proceeding to satisfy the remaining conditions to effectiveness of the Facility as promptly as possible.

     In the absence of default, we are required to pay interest on outstanding amounts under the revolving portion of the DIP Facility at our option of either
(1) the prime rate announced from time to time by Fleet Bank, plus 2.25 % or (2) LIBOR, plus 3.75%. The non-default interest rate applicable to the term portion is 14.5% per annum. Default rates of interest on revolving loans and the term loan under the DIP Facility are increased by 2.0% and 3.0% per annum, respectively, over the non-default rates. To obtain and maintain the DIP Facility we were required to pay, and will be required to pay from time to time, certain non-refundable fees, including a facility fee, closing fee, unused line fee, administrative fee and monitoring fee. In addition, a deferred fee will be payable to the revolving lenders upon the earliest to occur of (i) confirmation of a plan of reorganization, (ii) sale of substantially all our assets or (iii) repayment in full of our obligations under the DIP Facility. Optional prepayment of the term loan under the DIP Facility also requires a prepayment fee which varies depending on the time of payment.

     As in the prior facility, amounts available for revolving borrowings will depend on calculating Weirton's borrowing base of eligible receivables and inventory and will be subject to certain limitations and reserves. However, availability has been increased from the prior facility, which required a minimum availability of $20.0 million at all times, to requiring a minimum initial availability under the DIP Facility of $10.0 million. This "availability block" increases over time to a $20.0 million level by July 31, 2004. The DIP Facility also contains certain performance covenants focused on meeting financial objectives and complying with budgetary limitations, the failure to observe which could result in one or more Events of Default. The most important financial covenants require Weirton to attain increasing amounts of cumulative EBITDAR (earnings before interest expense, income taxes, depreciation and Restructuring Expenses, as defined in the DIP Facility) for specified periods during the term of the DIP Facility and minimum monthly EBITDAR during the last five months of the term. In addition, Weirton may not permit Restructuring Expenses to exceed monthly budgeted amounts by more than 10% overall and by more than 15% on a categorical basis. Beginning after July 31, 2003, Weirton is not permitted to allow consolidated accounts payable at the end of any month to be less than 50% of the projected budgeted amount for that date.

     The DIP Facility replaces our Senior Credit Facility, of which approximately $160.6 million was outstanding on the petition filing date. The DIP Facility provides that, during an initial period commencing with the issuance by the bankruptcy court of an emergency financing order, the maximum revolving credit amount will be limited to our pre-petition obligations outstanding, plus $7.5 million. Following the initial period, which ends on the earlier of (i) the entry by the bankruptcy court of a final financing order or
(ii) 30 days after the filing of the petition, the maximum revolving credit amount will be $200.0 million. Initial borrowings under the DIP Facility, of which the term loan facility of $25.0 million must be drawn down, are to be used to repay outstanding amounts under the Senior Credit Facility. Although funded initially, the term loan proceeds are to be held in a cash collateral account pending their release following issuance of the final financing order and delivery of title insurance policies covering agreed upon parcels of the real property collateral. At that time, the net term loan proceeds are to be applied to reduce the amount of outstanding DIP Facility revolving loans.

     Depending upon general business conditions and the Company's ability to obtain additional cost savings and build satisfactory trade credit, we estimate that the DIP Facility provides initially sufficient liquidity to allow for the payment of post-petition delivery of goods and services and permit operations to continue to meet customer needs.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS
ENDED MARCH 31, 2002

     In the first quarter of 2003, the Company recognized a net loss of $74.8 million or $1.78 per diluted share compared to a net loss of $44.6 million or $1.06 per diluted share for the same period in 2002. During the first quarter of 2003, the Company recognized a pension curtailment charge of $38.8 million in relation to the freeze of its defined benefit pension plan.

     Net sales in the first quarter of 2003 were $259.9 million, an increase of $23.8 million or 10% from the first quarter of 2002. Total shipments in the first quarter of 2003 were 553 thousand tons compared to the first quarter of 2002 shipments of 566 thousand tons.

     Tin mill product net sales for the first quarter of 2003 were $128.3 million, an increase of $8.0 million from the first quarter of 2002. Shipments of tin mill product in the first quarter of 2003 were 217 thousand tons compared to 201 thousand tons in the first quarter of 2002. The increase in tin mill product revenue is due to changes in volume and mix.

     Sheet product net sales for the first quarter of 2003 were $131.6 million, an increase of $15.8 million from the first quarter of 2002. Shipments of sheet product in the first quarter of 2003 were 336 thousand tons compared to 365 thousand tons in the first quarter of 2002. The increase in sheet product revenue resulted from an increase in sheet product selling prices, partially offset by a decrease in volume.

     Cost of sales for the first quarter of 2003 were $271.7 million, or $491 per ton, compared to $250.3 million, or $442 per ton, for the first quarter of 2002. The increase in cost of sales per ton was primarily attributable to an increase in the Company's raw material and natural gas costs in addition to pension costs, partially offset by the Company's savings initiatives.

     The Company uses production variable depreciation to calculate depreciation expense. During the first quarter of 2003, the Company had a scheduled hot mill furnace outage which reduced the production of hot bands off the hot mill and depreciation expense.

     During February 2003, the Company's unionized employees ratified new labor agreements which, among other things, provided for a freeze of further benefit accruals under the Company's defined benefit pension plan. The Company applied the same freeze to its non-unionized workforce. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a pension curtailment charge of $38.8 million. The curtailment charge reflects the full recognition of the unrecognized prior service cost and transition obligation, since all benefit accrual associated with expected future years of service has been eliminated.

     The Company's income from unconsolidated subsidiaries during the first quarter of 2003 is related to WeBCo International LLC ("WeBCo"), which sells excess and secondary sheet products.

     Interest expense decreased $6.3 million in the first quarter of 2003 when compared to the same period in 2002. The decrease is a result of the exchange offers that were completed in the second quarter of 2002. As of March 31, 2003, the Company had $144.6 million outstanding under its new senior credit facility, an increase of $29.5 million from the first quarter of 2002.

     First quarter 2003 other income decreased $1.6 million when compared to the same period in 2002. During the first quarter of 2003, the Company was able to sell a portion of its NOx allowances for $1.3 million. During the first quarter of 2002, the Company received approximately $3.2 million from the sale of Prudential Financial stock it had received in 2002 upon the demutualization of Prudential.

     Because the pension plan freeze constituted a significant event, the Company remeasured its pension plan assets and liabilities as of February 28, 2003. The accounting rules provide that if, at any plan measurement date, the fair value of plan assets is less than the plan's accumulated benefit obligation ("ABO"), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of plan assets. The liability must be offset by the recognition of an intangible asset and/or a charge against stockholders' deficit. Because the Company was required to recognize all prior service cost and transition obligation with the pension curtailment, the difference between the ABO and plan assets at February 28, 2003 is a direct charge to stockholders' deficit and it is shown as a component of other comprehensive income in the statement of operations and comprehensive loss.

     The Company recorded no income tax benefit in the first quarter of 2003 and 2002. Continuing losses and the Company's voluntary bankruptcy petition have raised doubts about the Company's ability to continue to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. Therefore, deferred tax assets generated in the first quarter of 2003 and 2002 were offset by valuation allowances.

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

     These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. In due course and after negotiations with various parties in interest, Weirton expects to present a plan of reorganization to the Court to reorganize the Company's business and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A significant portion of the liabilities recorded at March 31, 2003 is expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured or undersecured debt.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 requires the primary beneficiary to consolidate certain variable interest entities ("VIEs"). The primary beneficiary is generally defined as one having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 is not applicable to the financial position or results of operations of the Company.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure; Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to provide more frequent and more prominent disclosure. The Company has adopted both the annual and interim disclosure provisions of SFAS 148, and these disclosures are properly included in the notes to these consolidated condensed financial statements. The

Company is not changing to the fair value based method of accounting for stock-based employee compensation. Therefore, the transition provisions are not applicable.

     In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures and clarifies the accounting related to a guarantor's obligation in issuing a guarantee. The interim disclosures required by FIN 45 are included in Note 8 to these consolidated condensed financial statements. The adoption of FIN 45 is not expected to have a material effect on the financial position or results of operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS 146 could have a material effect on the Company's financial statements to the extent that significant exit or disposal activities occur subsequent to December 31, 2002.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections," was issued. Among other amendments to previous statements, which have already taken effect, a provision in the Statement, requiring certain gains and losses from the extinguishment of debt to be reclassified from extraordinary items, is effective January 1, 2003. Certain of the Company's long-term debt agreements contain provisions for the payment of contingent interest. To the extent these contingent payments are not required to be made, a gain will be included as part of other income, and it will not be considered an extraordinary item.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company's adoption of SFAS 143 in 2003 did not have a material effect on its financial statements.

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

     Bankruptcy factors:

          - our ability to continue as a going concern;

          - our ability to operate pursuant to the terms of the DIP Facility;

          - our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding from time to time;

          - our ability to develop, negotiate, prosecute, confirm and consummate one or more plans of reorganization with respect to our Chapter 11 case;

          - risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert our case to a Chapter 7 case;

          - our ability to obtain and maintain normal terms with vendors and service providers;

          - our ability to maintain contracts that are critical to our operations;

          - our ability to maintain the services of managers and other key employees;

          - the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations; and

          - our ability to develop, fund and execute our revised business plan.

     General factors:

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

          - the effects of the currently ongoing major steel industry consolidation effort and how they will relate to Weirton;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations consume large amounts of natural gas and blast furnace coke. Global demand for coke is high. China, the largest exporter of coke, is producing less and consuming more coke, resulting in a 3.0 million ton reduction in exports. Domestic coke has a 3.0 million ton deficit (demand is greater than supply) caused by recent blast furnace start-ups and coke plant closures. Domestic coke prices have risen over $10 per ton from

2002 to 2003. At normal consumption levels, a $1.00 per ton change in our coke costs would result in an estimated $0.3 million change in our quarterly operating costs.

     Domestic natural gas prices increased from an average of $2.95 per mcf in 1999 to an average of $6.07 per mcf in the first quarter of 2003. At normal consumption levels, a $1.00 per mcf change in domestic natural gas prices would result in an estimated $3.6 million change in our normal operating costs for the quarter. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's pretax loss of approximately $2.1 million. For the quarters ended March 31, 2003 and 2002, the average price of natural gas consumed by the Company was $6.07 per mcf and $3.84 per mcf, respectively, for a total cost of $21.0 million and $16.1 million, respectively.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 19, 2003, Weirton filed a voluntary petition under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of West Virginia (Chapter 11 Case No. 03-1802 ). Weirton remains in possession of its assets and properties, and continues to operate its business and manage its properties as a debtor-in-possession as permitted by Sections 1107(a) and 1108 of the Bankruptcy Code.

     Weirton, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions may be stayed by Weirton's Chapter 11 filing. Weirton believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 2003 or the date of this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On May 19, 2003, Weirton filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. This event constitutes an Event of Default under our Senior Credit Facility and under the terms of our other indebtedness reflected in Item 1, either independently or by reason of cross-default provisions. The entitlements and claims of creditors under such indebtedness are subject to the resolution of the bankruptcy process.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 10.1 -- Form of Debtor-in-Possession Loan and Security Agreement dated as of May 20, 2003.

         Exhibit 99.1 -- Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 -- Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         The company filed a current report on Form 8-K on May 19, 2003.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                                    /s/ MARK E. KAPLAN
                                          --------------------------------------
                                                      Mark E. Kaplan
                                           Senior Vice President of Finance and
                                                      Administration
                                              (Principal Financial Officer)

May 20, 2003

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

                                          /s/ John H. Walker
                                          Chief Executive Officer
                                          May 20, 2003

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

                                          /s/ Mark E. Kaplan
                                          Senior Vice President of Finance and
                                          Administration
                                          May 20, 2003