Form 10-Q
period 2003-06-30
WEIRTON STEEL CORP
filed 2003-08-14
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to_________,



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

                            Yes [ ]           No [X]

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of July 31, 2003 was 42,077,327.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      ITEM

                                                                    PAGE
                                                                    ----
                                         PART I -- FINANCIAL INFORMATION
 1.   Financial Statements........................................    2
 2.   Management's Discussion and Analysis of Financial Condition
      and Result of Operations....................................   11
 3.   Quantitative and Qualitative Disclosures About Market
      Risk........................................................   21
 4.   Controls and Procedures.....................................   21

                                            PART II -- OTHER INFORMATION
 1.   Legal Proceedings...........................................   22
 2.   Changes in Securities and Use of Proceeds...................   22
 3.   Defaults Upon Senior Securities.............................   22
 4.   Submission of Matters to a Vote of Security Holders.........   22
 5.   Other Information...........................................   22
 6.   Exhibits and Reports on Form 8-K............................   22

SIGNATURE.........................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------      ---------------------
                                                 2003        2002          2003         2002
                                               --------    --------      ---------    --------
NET SALES....................................  $243,096    $250,956      $ 502,950    $487,006
OPERATING COSTS:
  Cost of sales..............................   258,125     260,815        529,867     511,143
  Selling, general and administrative
     expenses................................     5,891       6,362         11,944      12,588
  Depreciation...............................    15,528      17,142         30,011      33,054
  Pension curtailment........................        --          --         38,803          --
                                               --------    --------      ---------    --------
     Total operating costs...................   279,544     284,319        610,625     556,785
                                               --------    --------      ---------    --------
LOSS FROM OPERATIONS.........................   (36,448)    (33,363)      (107,675)    (69,779)
  Reorganization items.......................    (2,649)         --         (2,649)         --
  Income (loss) from unconsolidated
     subsidiaries............................      (729)        945           (646)      1,115
  Interest expense (contractual interest
     expense for the three and six months
     ended June 30, 2003 was $7,617 and
     $12,579, respectively)..................    (7,035)    (11,390)       (11,997)    (22,692)
  Other income (loss), net...................    (4,097)      4,380         (2,804)      7,292
                                               --------    --------      ---------    --------
LOSS BEFORE INCOME TAXES & EXTRAORDINARY
  ITEM.......................................   (50,958)    (39,428)      (125,771)    (84,064)
  Income tax benefit.........................        --      (3,475)            --      (3,475)
                                               --------    --------      ---------    --------
LOSS BEFORE EXTRAORDINARY ITEM...............   (50,958)    (35,953)      (125,771)    (80,589)
  Extraordinary gain on early extinguishment
     of debt.................................     6,777         153          6,777         153
                                               --------    --------      ---------    --------
NET LOSS.....................................   (44,181)    (35,800)      (118,994)    (80,436)
Other Comprehensive Loss:
  Additional minimum pension liability.......        --          --        (15,345)         --
                                               --------    --------      ---------    --------
Comprehensive Loss...........................  $(44,181)   $(35,800)     $(134,339)   $(80,436)
                                               ========    ========      =========    ========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
  Basic......................................    42,077      41,936         42,077      41,935
  Diluted....................................    42,077      41,936         42,077      41,935
BASIC EARNINGS PER SHARE:
  Loss before extraordinary item.............  $  (1.21)   $  (0.85)     $   (2.99)   $  (1.92)
  Extraordinary gain on early extinguishment
     of debt.................................      0.16          --           0.16          --
                                               --------    --------      ---------    --------
  Net loss per share.........................  $  (1.05)   $  (0.85)     $   (2.83)   $  (1.92)
                                               ========    ========      =========    ========
DILUTED EARNINGS PER SHARE:
  Loss before extraordinary item.............  $  (1.21)   $  (0.85)     $   (2.99)   $  (1.92)
  Extraordinary gain on early extinguishment
     of debt.................................      0.16          --           0.16          --
                                               --------    --------      ---------    --------
  Net loss per share.........................  $  (1.05)   $  (0.85)     $   (2.83)   $  (1.92)
                                               ========    ========      =========    ========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               DECEMBER 31,
                                                              JUNE 30, 2003        2002
                                                              -------------    ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $359
     and $197, respectively.................................   $       373     $       219
  Receivables, less allowances of $7,240 and $6,487,
     respectively...........................................       107,476          97,347
  Inventories...............................................       163,445         165,454
  Other current assets......................................         4,185           4,089
                                                               -----------     -----------
     Total current assets...................................       275,479         267,109
Property, plant and equipment, net..........................       347,451         376,758
Intangible pension asset....................................            --          40,388
Other assets and deferred charges...........................         7,409          11,860
                                                               -----------     -----------
     Total Assets...........................................   $   630,339     $   696,115
                                                               ===========     ===========
LIABILITIES:
Current liabilities:
  Debtor-in-possession facility.............................   $   105,605     $        --
  Senior credit facility....................................            --         115,121
  Notes and bonds payable...................................         1,821           8,484
  Accounts payable..........................................        29,155          80,689
  Accrued pension obligation................................            --          78,200
  Post retirement benefit other than pensions...............            --          32,000
  Accrued employee costs and benefits.......................        25,029          42,534
  Accrued taxes other than income...........................         2,901          14,768
  Other current liabilities.................................         3,084           2,035
                                                               -----------     -----------
     Total current liabilities..............................       167,595         373,831
Notes and bonds payable.....................................        54,376         286,522
Accrued pension obligation..................................            --         329,842
Post retirement benefit other than pensions.................            --         324,278
Other long term liabilities.................................         4,846          46,529
Liabilities subject to compromise...........................     1,202,721              --
Redeemable Stock, Net.......................................        67,870          67,895
STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  44,048,492 and 43,848,529 shares issued, respectively.....           441             438
Additional paid-in-capital..................................       458,034         457,973
Accumulated deficit.........................................    (1,153,020)     (1,034,026)
Accumulated other comprehensive loss........................      (162,000)       (146,655)
Other stockholders' deficit.................................       (10,524)        (10,512)
                                                               -----------     -----------
     Total Stockholders' Deficit............................      (867,069)       (732,782)
                                                               -----------     -----------
     Total Liabilities, Redeemable Stock, Net, and
      Stockholders' Deficit.................................   $   630,339     $   696,115
                                                               ===========     ===========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                2003           2002
                                                              ---------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(118,994)     $(80,436)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................     30,011        33,054
     (Income) loss from unconsolidated subsidiaries.........        646        (1,115)
     Amortization of deferred financing costs...............      3,337         1,887
     Pension curtailment....................................     38,803            --
     Gain on early extinguishment of debt...................     (6,777)         (153)
     Cash provided (used) by working capital items:
       Receivables..........................................    (10,129)       (2,566)
       Inventories..........................................      2,009        (1,398)
       Other assets.........................................      2,861         5,152
       Accounts payable.....................................     27,785        17,455
       Accrued employee costs and benefits..................      1,876       (10,945)
       Other current liabilities............................       (386)       11,511
     Accrued pension obligation.............................     20,162        17,500
     Other postretirement benefits..........................     (2,971)       (4,380)
     Other..................................................      1,935        (3,879)
                                                              ---------      --------
NET CASH USED BY OPERATING ACTIVITIES BEFORE REORGANIZATION
  ITEMS.....................................................     (9,832)      (18,313)
Reorganization items accrued................................      1,200            --
                                                              ---------      --------
NET CASH USED BY OPERATING ACTIVITIES.......................     (8,632)      (18,313)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................     (3,802)       (3,519)
  Distribution from unconsolidated subsidiary...............        836            --
                                                              ---------      --------
NET CASH USED BY INVESTING ACTIVITIES.......................     (2,966)       (3,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on debtor-in-possession revolving loan
     facility...............................................    105,605            --
  Net (repayments) borrowings on senior credit facility.....   (115,121)        5,265
  Proceeds from the sale and leaseback transaction..........         --        16,044
  Proceeds from debtor-in-possession term loan..............     25,000            --
  Repayment of debt obligations.............................     (1,032)           --
  Deferred financing costs..................................     (2,700)       (4,929)
                                                              ---------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     11,752        16,380
                                                              ---------      --------
NET CHANGE IN CASH AND EQUIVALENTS..........................        154        (5,452)
Cash and equivalents at beginning of period.................        219         5,671
                                                              ---------      --------
Cash and equivalents at end of period.......................  $     373      $    219
                                                              =========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................  $  10,407      $ 10,575
  Income taxes paid, net....................................         55        (3,458)

NONCASH FINANCING ACTIVITIES:

     In the second quarter of 2002, the Company issued $118.2 million in face amount of new Senior Secured Notes and 1.9 million shares of Series C Redeemable Preferred Stock with a mandatory redemption of $48.4 million in 2013 in exchange for $215.0 million in Senior Notes. In the second quarter of 2002, the City of Weirton issued $27.3 million in principal amount of new Series 2002 Secured Pollution Control Revenue Refunding Bonds in exchange for $45.6 million of Series 1989 Bonds, which the Company is obligated to pay under the terms of a related loan agreement.

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

NOTE 2

REORGANIZATION UNDER CHAPTER 11 BANKRUPTCY CODE

     On May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of West Virginia (the "Court"). The circumstances leading up to the filing of the petition are discussed at greater length in Item 2 of this report and in our Form 8-K filed on May 19, 2003. Weirton continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. In connection with the filing of the Chapter 11 petition, Weirton has obtained several Court orders that authorize us to pay certain pre-petition liabilities (such as employee wages and benefits and certain of the Company's senior secured indebtedness) and take certain actions that will preserve the going concern value of the business, thereby enhancing the prospects of reorganization.

     These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. In due course and after negotiations with various parties in interest, Weirton expects to present to the Court a plan of reorganization to reorganize the Company's business and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. These consolidated financial statements have been prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise, identifying all transactions and events that are directly associated with the reorganization of the Company and discontinuing interest accruals on any unsecured or undersecured debt.

     Under the Bankruptcy Code and related rules, the Company is required to file certain information and reports with the Court. On July 18, 2003, the Company filed with the Court its first required Monthly Operating Report for the period May 19, 2003 to June 30, 2003 in a form prescribed by the United States Trustee for the Northern District of West Virginia. Monthly Operating Reports are unaudited and prepared in a format prescribed by applicable bankruptcy rules. Those rules are not necessarily in accordance with generally accepted accounting principles or with requirements under Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by Weirton at the filing date are stayed, and other pre-petition contractual obligations may not be enforced against Weirton. In addition, Weirton has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time Weirton will operate under Chapter 11 protection, the outcome of the proceedings in general, whether Weirton will continue to operate under its current organizational structure, the effect of the proceedings on Weirton's business or the amount or nature of any recovery by creditors and equity holders of Weirton.

     Except for fully secured debt, the vendor financing obligation, all accrued wages and related payroll taxes and withholdings, all recorded pre-petition liabilities of the Company have been classified as liabilities subject to compromise. The Court authorized payments of certain pre-petition wages, employee benefits and other obligations. Net changes in pension, other postretirement benefits and certain other accrued liabilities since May 19, 2003, are included in liabilities subject to compromise. As of June 30, 2003, payments of approximately $3.3 million have been made on liabilities subject to compromise. Liabilities subject to compromise at June 30, 2003 were as follows:

                                                                JUNE 30,
                                                                  2003
                                                              -------------
                                                              (IN MILLIONS)
Other postemployment benefits...............................    $  353.3
Pension.....................................................       442.0
Under secured or unsecured debt.............................       256.0
Accounts payable............................................        79.3
Accrued employment costs....................................        19.4
Other accrued liabilities...................................        42.9
Accrued taxes and interest..................................         9.8
                                                                --------
Total.......................................................    $1,202.7
                                                                ========

     Net costs resulting from reorganization of the business have been reported separately in the unaudited consolidated condensed statement of operations as reorganization items. For the period May 19, 2003 to June 30, 2003, the following have been incurred:

                                                              (IN MILLIONS)
Professional fees...........................................      $2.6
                                                                  ====

NOTE 3

LIQUIDITY AND FINANCING ARRANGEMENTS

                                                       JUNE 30,    DECEMBER 31,
                                                         2003          2002
                                                       ---------   ------------
Secured Debt:
  Obligation under revolving DIP Facility............  $ 105,605     $     --
                                                       =========     ========
  Obligation under Senior Credit Facility............  $      --     $115,121
                                                       =========     ========
  Obligation under term DIP Facility.................     25,000           --
  Vendor financing obligations (capital lease).......     28,352       29,024
  6 1/4% Term Loan due 8/14/14.......................      2,845        2,923
                                                       ---------     --------
     Total...........................................     56,197       31,947
                                                       ---------     --------
Under Secured or Unsecured Debt:
  10% Senior Secured Notes due 4/1/08................    171,751      177,662
  9% Secured Series 2002 Pollution Control Bonds due
     4/1/12..........................................     44,001       45,162
  Vendor financing obligations.......................        577          566
  11 3/8% Senior Notes due 7/1/04....................     12,658       12,658
  10 3/4% Senior Notes due 6/1/05....................     16,336       16,336
  8 5/8% Pollution Control Bonds due 11/1/14.........     10,720       10,720
     Less: Unamortized debt discount.................        (34)         (45)
                                                       ---------     --------
Total unsecured debt.................................    256,009      263,059
                                                       ---------     --------
Total................................................    312,206      295,006
Less: Current portion................................     (1,821)      (8,484)(1)
Less: debt subject to compromise.....................   (256,009)          --
                                                       ---------     --------
     Long-term debt..................................  $  54,376     $286,522
                                                       =========     ========

---------------

(1) Included in the current portion of long-term debt at December 31, 2002, was approximately $6.8 million in contingent interest payments. The contingent payments were based on excess cash flow as defined in the indentures governing the debt securities issued in connection with the 2002 exchange offers. An extraordinary gain on early extinguishment of debt of $6.8 million was recorded for the six months ended June 30, 2003 for contingent interest payments that were not required to be made. Extraordinary gains will be recognized in the future for any future contingent interest payments that are not required to be made.

  DIP Facility -- Senior Credit Facility

     At June 30, 2003, the Company had outstanding $105.6 million under its debtor-in-possession financing facility (the "DIP Facility"), which is presented net of $12.7 million of all available cash from lockboxes. Additionally, the Company utilized $0.2 million under its debtor-in-possession letter of credit sub-facility at June 30, 2003. At December 31, 2002, the Company had outstanding $115.1 million under its 2002 amended and restated revolving senior financing credit facility with a syndicate of lenders (the "Senior Credit Facility"), which is presented net of $5.8 million of all available cash from lockboxes. At December 31, 2002, the Company also utilized an additional $0.5 million under its letter of credit sub-facility. After consideration of amounts outstanding under its letter of credit sub-facility, the Company had $63.1 million available for additional borrowing under the DIP Facility at June 30, 2003 and $23.0 million available for additional borrowing under the Senior Credit Facility at December 31, 2002. The Senior Credit Facility was terminated in connection with our bankruptcy case and, as permitted by the Court, and outstanding obligations under that facility were satisfied.

     The DIP Facility has been structured to provide us with up to $225.0 million in financing during the course of our bankruptcy case. The DIP Facility consists of a term loan of $25.0 million and a revolving loan facility of up to $200.0 million. The borrowing base for the revolving loan facility is determined by our levels of accounts receivable and inventory in a manner substantially similar to the Senior Credit Facility. The DIP Facility also includes a letter of credit subfacility of up to $5.0 million. The DIP Facility revolving loan lenders consist of Fleet Capital Corporation, Foothill Capital Corporation, The CIT Group/Business Credit, Inc., GMAC Commercial Finance LLC and Transamerica Business Capital Corporation, all of whom were lenders to Weirton under the Senior Credit Facility, and the DIP Facility term loan lender is Manchester Securities Corporation. Fleet Capital Corporation acts as Agent for the DIP Facility lenders. The DIP Facility is collateralized by a senior lien on our inventories, accounts receivable, property, plant and equipment and substantially all of our other tangible and intangible assets. Priority in the plant, property and equipment collateral goes first to the term loan lender and in all other collateral to the revolving loan lenders. Proceeds from permitted sales of the respective types of collateral must be used to pay down the related loan. In the case of revolving loans, amounts repaid may become available for reborrowing. The DIP Facility has a term extending through the earliest to occur of (i) November 20, 2004, (ii) the occurrence of a Default or Event of Default (as defined in the DIP Facility), or (iii) confirmation of a final bankruptcy reorganization plan, unless the facility is terminated earlier as provided by its terms.

     In the absence of default, we are required to pay interest on outstanding amounts under the revolving portion of the DIP Facility of either (1) the prime rate announced from time to time by Fleet Bank, plus 2.25 % or (2) LIBOR, plus 3.75%, at our option. The non-default interest rate applicable to the term portion is 14.5% per annum. Default rates of interest on revolving loans and the term loan under the DIP Facility are increased by 2.0% and 3.0% per annum, respectively, over the non-default rates. To maintain the DIP Facility, we are required to pay, from time to time, certain non-refundable fees, including a facility fee, unused line fee, administrative fee and monitoring fee. In addition, a deferred fee will be payable to the revolving lenders upon the earliest to occur of (i) confirmation of a plan of reorganization, (ii) sale of substantially all our assets or (iii) repayment in full of our obligations under the DIP Facility. Optional prepayment of the term loan under the DIP Facility also requires a prepayment fee, the size of which varies depending on the time of payment.

     The DIP Facility contains certain representations and warranties about Weirton and its business, affirmative and negative covenants requiring or restricting Weirton's ability to engage in specified transactions and activities, and Events of Default, many of which have been derived from similar provisions in our former Senior Credit Facility and others that we believe are customary for a facility of this type. As under the prior Senior Credit Facility, amounts available for revolving borrowings depend on Weirton's borrowing base of eligible receivables and inventory and are subject to certain limitations and reserves. However, availability has been increased from the prior facility, which required a minimum availability block of $20.0 million at all times; under the DIP Facility, we are required to maintain minimum initial availability block of only $10.0 million. This "availability block" increases over time to a $20.0 million level by July 31, 2004. The DIP Facility also contains certain performance covenants focused on meeting financial objectives and complying with budgetary limitations, and the failure to observe these covenants could result in one or more Events of Default. Among other things, these covenants require Weirton to attain increasing amounts of cumulative EBITDAR (earnings before interest expense, income taxes, depreciation and Restructuring Expenses, as defined in the DIP Facility) for specified periods during the term of the DIP Facility and minimum monthly EBITDAR during the last five months of the term. In addition, Weirton may not permit Restructuring Expenses to exceed monthly budgeted amounts by more than 10% overall and by more than 15% on a categorical basis. The Company is not permitted to allow consolidated accounts payable at the end of any month to be less than 50% of the projected budgeted amount for that date.

     The DIP Facility Events of Default encompass a wide range of occurrences, including, among other things: failure to pay obligations in a timely manner; breaches of representations, warranties and covenants (subject, in some cases, to cure periods); business disruptions and other factors producing a Material Adverse Effect (as defined in the DIP Facility) on Weirton's business, assets, financial condition or income (other than as contemplated in our budget); material uninsured losses to collateral; changes in control and executive management; defaults on other indebtedness in excess of $0.5 million in the aggregate; and a number of events potentially affecting our bankruptcy case adversely, including our failure to file a plan of reorganization within 270 days of the petition filing date, the filing of reorganization plans unacceptable to any DIP Facility lender, the conversion of our case into a Chapter 7 (liquidation) proceeding, the filing of certain bankruptcy pleadings, the granting of authority to Weirton to incur certain impermissible liens or impermissible debt, the appointment of a bankruptcy trustee with enlarged powers, or the issuance of an order lifting the automatic stay in bankruptcy to allow persons to proceed against any of Weirton's material property.

     The DIP Facility replaced the Senior Credit Facility, of which approximately $154.6 million was outstanding on the petition filing date. Subsequently, the DIP term loan facility of $25.0 million was drawn down to repay a portion of the outstanding amounts under the revolving credit portion of the DIP Facility.

     The description of the DIP Facility provided in this report is qualified by the full text of that document filed as Exhibit 10.1 to the Company's March 31, 2003 Form 10-Q.

NOTE 4

PENSIONS

     During February 2003, the Company's unionized employees ratified new labor agreements, which, among other things, provided for a freeze of further benefit accruals under the Company's defined benefit pension plan as of April 30, 2003. The Company applied the same freeze to its non-unionized workforce. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a pension curtailment charge of $38.8 million. The curtailment charge reflects the full recognition of the unrecognized prior service cost and transition obligation, since all benefit accrual associated with expected future years of service has been eliminated. Because the pension plan freeze constituted a significant event, the Company re-measured its pension plan assets and liabilities as of February 28, 2003. The accounting rules provide that if, at any plan measurement date, the fair value of plan assets is less than the plan's accumulated benefit obligation ("ABO"), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of plan assets. The liability must be offset by the recognition of an intangible asset and/or a charge against stockholders' deficit. Even though the freeze operates to moderate the Company's long term funding burden with respect to the plan, because the Company was required to recognize all prior service cost and transition obligation with the pension curtailment, the difference between the ABO and plan assets at February 28, 2003 was taken as a direct charge of $15.3 million to stockholders' deficit.

     During 2002, the Company applied to the Internal Revenue Service (the "IRS") for waivers regarding its pension plan funding obligations for 2002 and 2003. In April 2003, the IRS granted the Company contingent funding waivers for the 2002 plan year and the first quarterly 2003 plan year contributions. The effect of the waivers would have been to allow Weirton to stretch out its required funding for the plan over a five-year period. The waivers were granted contingent upon the Company providing "adequate security" for its rescheduled obligations within 90 days of issuance. The DIP Facility and Court orders applicable to the Company in connection with its bankruptcy case prevented the Company from providing security to the PBGC. As a result of the Company's inability to satisfy the security requirements of the pension funding waivers granted by the IRS in April 2003, an aggregate of $47.6 million in pension obligations retroactively became due. As with all pension liabilities, the $47.6 million is classified as liabilities subject to compromise.

NOTE 5

INVENTORIES

     Inventories consisted of the following:

                                                       JUNE 30,    DECEMBER 31,
                                                         2003          2002
                                                       --------    ------------
Raw materials........................................  $ 42,358      $ 44,117
Work-in-process......................................    37,202        46,906
Finished goods.......................................    83,885        74,431
                                                       --------      --------
                                                       $163,445      $165,454
                                                       ========      ========

NOTE 6

EARNINGS PER SHARE

     For the three months ended June 30, 2003, basic and diluted earnings per share were the same. Likewise, basic and diluted earnings per share for the three months ended June 30, 2002 were the same. For the three months ended June 30, 2003 and 2002, securities totaling 1,463,774 and 1,491,825, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect. For the six months ended June 30, 2003, basic and diluted earnings per share were the same. Likewise, basic and diluted earnings per share for the six months ended June 30, 2002 were the same. For the six months ended June 30, 2003 and 2002, securities totaling 1,463,769 and 1,493,741, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

     For the three months ended June 30, 2003 and 2002, there were an additional 1,599,416 and 1,852,750 options, respectively, outstanding for which the exercise price was greater than the average market price. For the six months ended June 30, 2003 and 2002, there were an additional 1,601,364 and 1,924,974 options, respectively, outstanding for which the exercise price was greater than the average market price.

NOTE 7

STOCK BASED COMPENSATION

     At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in the Company's net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company's net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                        FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                        -------------------------
                                                           2003           2002
                                                        -----------    ----------
Net loss:
  As reported.........................................   $(118,994)     $(80,436)
  Fair value of stock-based employee compensation.....        (464)         (474)
  Pro forma...........................................    (119,458)      (80,910)
Basic loss per share:
  As reported.........................................   $   (2.83)     $  (1.92)
  Pro forma...........................................       (2.84)        (1.93)
Diluted loss per share:
  As reported.........................................   $   (2.83)     $  (1.92)
  Pro forma...........................................       (2.84)        (1.93)

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

     The following is a rollforward of the Company's claims and allowances activity for the first half of 2003:

Beginning Balance at December 31, 2002:.....................  $ 4,521
  Additions to Reserve......................................    8,310
  Settled Claims............................................   (7,878)
                                                              -------
Ending Balance at June 30, 2003:............................  $ 4,953
                                                              =======

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

INDUSTRY OVERVIEW

     Since the beginning of the steel import crisis in 1998, domestic companies and unions lobbied Congress and the White House for action to deal with the record surge of foreign imports, especially those that violated U.S. trade laws. Among these efforts, in January 2002, a steel industry executive group made recommendations for governmental steps believed necessary to deal with the continuing industry crisis and to encourage industry consolidation and capacity rationalization. This included trade measures, such as tariffs, and legislative and regulatory relief from the industry's legacy issues, specifically its surging liabilities for accrued, unfunded pensions and retiree healthcare benefits. In March 2002, the Bush Administration initiated a three-year, stepped tariff program providing substantial trade relief. Subsequent to the imposition of the tariffs, a large number of tariff exclusion applications were filed. The tariff program is in the midst of a mid-term review with a report expected by September 2003. Furthermore, no legislative changes have been implemented to address the industry's legacy issues. As a result, the domestic steel industry has been left to deal with consolidation prospects and legacy liabilities primarily through a largely unpredictable bankruptcy process. The Pension Benefit Guaranty Corporation (the "PBGC"), the federal agency insuring pension benefits, generally has moved to terminate the underfunded plans of bankrupt companies relieving them of future accruals for pension service.

     Consolidations of production assets have continued to reshape the competitive structure of the domestic steel industry. A pattern has emerged whereby steelmaking assets of bankrupt producers are being acquired free of legacy liabilities in connection with the liquidation, instead of reorganization, of those bankrupt companies, with the result that the acquiror can operate at a lower cost than other producers with on-going legacy costs. In February 2002, a new entity, International Steel Group ("ISG"), purchased substantially all the integrated production facilities of bankrupt LTV Steel Corp. in a Chapter 7 liquidation auction. ISG subsequently restarted a portion of those facilities, in addition to purchasing and restarting the idled assets of another bankrupt company, Acme Steel. In addition to operating without the burden of predecessor legacy costs, ISG forged an innovative agreement with the United Steelworkers of America (the "USWA") that represents a significant departure from the traditional USWA contract. The structure of this type of agreement could leave steel companies with traditional contract language at a significant competitive disadvantage. On March 13, 2003, ISG entered into a definitive agreement to acquire substantially all the assets of Bethlehem Steel Corporation ("Bethlehem"), the second largest integrated steelmaker, which had filed for Chapter 11 bankruptcy protection in October 2001. After reaching a similar labor agreement with the USWA covering the Bethlehem facilities, ISG completed the acquisition on May 7, 2003.

     On April 9, 2003, United States Steel Corporation ("US Steel"), the industry's largest domestic producer, announced that it, too, had reached a comprehensive labor agreement with the USWA, the implementation of which would be subject to its successful acquisition of National Steel Corporation ("National"), which had filed for Chapter 11 bankruptcy protection in March 2002. On April 21, 2003, the court supervising National's bankruptcy approved a bid for National by US Steel, and the parties signed a definitive asset acquisition agreement. On May 20, 2003, US Steel completed the acquisition of substantially all of National's integrated steel making assets. Similar to the ISG situation, the acquired National assets apparently will operate with no predecessor legacy liabilities, and US Steel may achieve greater synergies not only from the acquired assets, but also from the application of its broad USWA labor agreement to its other facilities. With the acquisition of the National and Bethlehem assets, US Steel and ISG, respectively, have become the largest and second-largest domestic producers and, together, account for an estimated annual capacity of approximately 37 million tons of raw steel, or 30% of the domestic market share. In tin mill products, where Weirton is a major competitor with the second-largest market share of approximately 26%, US Steel's acquisition of National's tin mill facilities (following its acquisition of the former LTV Steel tin operations in 2001) will result in US Steel having an estimated tin market share of approximately 41%.

     On June 18, 2003, the Federal Bankruptcy Court approved Wheeling-Pittsburgh Corporation's ("WPC") plan to emerge from Chapter 11 bankruptcy protection. Previously, the Emergency Steel Loan Guarantee Board ("ESLGB") approved WPC's application for a $250 million federal steel loan guarantee. WPC stated that the loan would form part of its financing to be used to emerge from bankruptcy and fund its strategic plan. Additionally, during June 2003, WPC reached agreement with the USWA on a new labor contract consistent with recent industry trends, which has since been approved by WPC's represented employees. In addition, during July 2003, WPC reached an agreement with the Pension Benefit Guaranty Corporation and others aimed at rescinding the termination of the defined benefit pension plan covering WPC's employees and facilitating WPC's stand alone reorganization.

RECENT DEVELOPMENTS

     The Company is required to comply with certain financial covenants under the DIP Facility. One of those covenants requires Weirton to attain increasing amounts of cumulative EBITDAR (earnings before interest expense, income taxes, depreciation and Restructuring Expenses, as defined in the DIP Facility) for specified periods during the term of the DIP Facility and minimum monthly EBITDAR during the last five months of the term. To comply with this covenant the Company has expanded its cost saving plan from the $120 million set as a goal in the first quarter 2003 to approximately $146 million on an annualized basis. Savings under the expanded plan include active employees wage and benefit reductions, more favorable vendor agreements, spending reductions, operational improvements and reduced legacy costs. Under our current assumptions for our near term operations and prospects, we believe that Weirton will not be able to comply with the EBITDAR covenant in its current form by year end, unless we achieve the savings from our revised plan, which will require new collective bargaining agreements with our unions and concessions from our vendors.

     During the first quarter of 2003, the Company's unionized employees ratified new labor agreements which, among other things, provided for a freeze of further benefit accruals under the Company's defined benefit pension plan and a 5% wage reduction and other benefit reductions. The Company applied the same freeze and wage reduction to its non-unionized work force. Effective July 1, 2003, exempt active employees began contributing to their health care costs. The Company's plan calls for similar changes to the health care benefits programs offered to represented employees. Implementation of these changes would require a new collective bargaining agreements or orders from the Court or both, depending on the parties affected. In addition, during the third quarter of 2003, the Company has initiated a planned layoff in its management workforce that will exceed 10%.

     On June 30, 2003, the Company applied to the ESLGB for guaranty relating to financing in connection with its reorganization. To successfully qualify for the guaranty, absent any modifications to the current program, the Company would have to emerge from bankruptcy by December 31, 2003.

     As a result of the Company's inability to satisfy the security requirements of the pension funding waivers granted by the IRS in April 2003, an aggregate of $47.6 million in pension obligations retroactively became due. The $47.6 million is classified as liabilities subject to compromise.

     Notwithstanding cost reduction and liquidity improvement steps, the weakness in domestic markets for Weirton's products, in particular its commodity sheet products, resulted in depressed product prices and shipment and order levels. The weak domestic steel market adversely affected Weirton's operating results and financial position. However during the second quarter of 2003, positive signs from the recent steel industry consolidation and signs that the manufacturing economy is slowly recovering appear to be favorably influencing the sheet product pricing outlook for the near term. Price increase announcements from major producers, if implemented, could improve sheet product pricing by $20 to $40 per ton during the second half of 2003.

     On August 1, 2003 the Company announced the appointment of D. Leonard Wise as chief executive officer and Mark E. Kaplan as president and chief financial officer, and those appointments were confirmed by the Court on August 4, 2003.

REORGANIZATION UNDER CHAPTER 11 BANKRUPTCY CODE

     On May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the Court (see Note 2 in the accompanying financial statements). Although the petition was "voluntary," the underlying causes leading to the filing stemmed from circumstances which many others in our industry, who have also sought bankruptcy protection, face. Despite having achieved nearly $115 million in net cost reductions across a broad front from labor and employment concessions, outside debt restructuring and production efficiencies since the beginning of 2001, we have been unable to overcome the injury caused by record levels of unfairly traded steel imports and a slowing economy that have severely reduced prices, shipments and production, significantly higher natural gas prices and the significant cost disadvantages that we face in the current environment. The resulting sustained operating losses and negative cash flow heavily damaged our financial condition to the point that we believed we had become unable to recover outside of the bankruptcy system. Furthermore, the pattern of consolidation of capacity by and into larger entities, in our industry has frustrated our announced strategic objectives to grow our business through targeted acquisitions. At the same time, these developments have presented us with the prospect of competing against reorganized capacity that will be operating, to a great extent, free of the heavy legacy costs that we have been carrying and have been unable to reduce without bankruptcy intervention.

     The Company continues to manage its business as a "debtor-in-possession." As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. In connection with the filing of the Chapter 11 petition, Weirton obtained several Court orders that authorized us to pay certain pre-petition liabilities, which has allowed our business to continue without significant interruption.

     During the Chapter 11 process and subsequent to negotiations with parties in interest, we intend to develop and submit to the Court a plan of reorganization to return us to sustained profitability. Under our DIP Facility, we are required to propose such a plan by February 13, 2004 and to achieve its confirmation by November 19, 2004. We believe key objectives of the plan must include: finding a responsible solution to our accrued legacy obligations; restructuring burdensome contracts; working with our principal union, the Independent Steelworkers Union (the "ISU"), to further increase productivity and reduce costs (particularly employment and healthcare costs), so that we are not disadvantaged relative to our reorganized competitors; simplifying and improving our capital and governance structure; and financing the reorganized company upon its emergence from bankruptcy. We also intend to continue working with governmental sources to remedy unfair trade practices and promote efficient domestic steel industry consolidation consistent with the best interests of our stakeholders and the traditions of our Company as a steelmaker in the Upper Ohio Valley for more than 90 years.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and financing facilities amounted to $63.1 million at June 30, 2003, as compared to $29.0 million at December 31, 2002. These calculations are based on our DIP Facility and the then-effective Senior Credit Facility. Our liquidity has improved primarily as a result of the $25 million DIP term loan, the suspension of funding of prepetition payables and a decrease of $10.0 million in the Dip Facility availability block. Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Company are stayed while the Company continues to collect pre-petition accounts receivable and operate the Company as a going-concern.

     As of June 30, 2003, the Company had cash and equivalents of $0.4 million compared to $0.2 million as of December 31, 2002.

     The Company's statements of cash flows for the six months ended June 30 are summarized below:

                                                            2003          2002
                                                          ---------    ----------
                                                          (DOLLARS IN THOUSANDS)
Net cash used by operating activities...................   $(8,632)     $(18,313)
Net cash used by investing activities...................    (2,966)       (3,519)
Net cash provided by financing activities...............    11,752        16,380
                                                           -------      --------
Increase in cash........................................   $   154      $ (5,452)
                                                           =======      ========

     Net cash used by operating activities was $8.6 million and $18.3 million during the six months ended June 30, 2003 and 2002, respectively. Although adverse market conditions continue to prevail in the domestic steel industry, we partially offset the difficult market conditions through the various measures we undertook during 2001, 2002 and 2003 to enhance our operating cash flow by reducing overall operating costs and net working capital investment.

     Net cash used by investing activities primarily included $3.8 million and $3.5 million of capital expenditures for the six months ended June 30, 2003 and 2002, respectively.

     The $11.8 million in net cash provided by financing activities during the first six months of 2003 primarily consisted of $130.6 million in borrowings under our DIP Facility, which was offset by $115.1 million in net repayments on the Senior Credit Facility. The $16.4 million in net cash provided by financing activities during the first six months of 2002 consisted of $16.0 million in cash received under vendor financing arrangements implemented in 2001 and net borrowings of $5.3 million under the Senior Credit Facility, which was partially offset by deferred financing fees of $4.9 million.

     At June 30, 2003, the Company had outstanding borrowing of $105.6 million under its DIP Facility, which is presented net of $12.7 million in all available cash from lockboxes. Additionally, the Company utilized $0.2 million under its debtor-in-possession letter of credit sub-facility, at June 30, 2003. At December 31, 2002, the Company had borrowed $115.1 million, under its Senior Credit Facility, which is presented net of $5.8 million in all available cash from lockboxes. At December 31, 2002, the Company also utilized an additional $0.5 million under its letter of credit sub-facility. After consideration of amounts outstanding under its letter of credit sub-facility, the Company had $63.1 million available for additional borrowing under the DIP Facility at June 30, 2003 and $23.0 million available for additional borrowing under the Senior Credit Facility at December 31, 2002.

     The DIP Facility replaced the Senior Credit Facility, of which approximately $154.6 million was outstanding on the petition filing date. The DIP term loan facility of $25.0 million was drawn down to repay a portion of the initial revolving borrowings under the DIP Facility.

     The DIP Facility is our exclusive source of outside financing during our bankruptcy case. Depending upon anticipated pricing improvements during the second half of 2003 and the Company's ability to implement its expanded cost savings plan and build satisfactory trade credit, and assuming that we remain in compliance with our covenants, we estimate that the DIP Facility should provide sufficient liquidity for our planned operations for the duration of our current fiscal year. See Note 3 to the Unaudited Consolidated Condensed Financial Statements in this report for additional information concerning the terms of the DIP Facility. However, we can make no assurance that we will be able to effectively implement our expanded cost savings plan, the implementation of our expanded cost savings plan will result in the savings contemplated by the plan, that we will succeed in building satisfactory trade credit, that the DIP Facility will be sufficient to meet our financing needs for the remainder of the year or that we will be able to obtain any additional financing.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     In the second quarter of 2003, the Company recognized a net loss of $44.2 million or $1.05 per diluted share, which included an extraordinary gain related to the early extinguishment of debt of $6.8 million, or $0.16 per diluted share. Additionally, the second quarter of 2003 included a $2.1 million charge related to the write-off of deferred financing fees, a $4.1 million charge due to the write-down of certain fixed assets and $2.6 million in bankruptcy reorganization expenses. The second quarter 2003 charges were partially offset by the reduction in interest expense related to the debt exchange offer completed in 2002 and the May 19, 2003 Chapter 11 bankruptcy filing. This compares with a net loss of $35.8 million, or $0.85 per diluted share for the second quarter of 2002, which included an extraordinary gain on the early extinguishment of debt of $0.2 million, the sale of the Company's excess nitrogen oxide (NOX) allowances for $4.4 million and a tax refund of $3.5 million.

     Net sales in the second quarter of 2003 were $243.1 million, a decrease of $7.9 million, or 3%, from the second quarter of 2002. Total shipments in the second quarter of 2003 were 523 thousand tons, a decrease of 56 thousand tons, or 10%, from the second quarter of 2002 shipments of 579 thousand tons.

     Tin mill product net sales for the second quarter of 2003 were $125.1 million, an increase of $9.2 million from the second quarter of 2002. Shipments of tin mill product in the second quarter of 2003 were 209 thousand tons, compared to 193 thousand tons in the second quarter of 2002. The increase in tin mill product revenue is due to an increase in our market share in higher value-added tin products.

     Sheet product net sales for the second quarter of 2003 were $118.0 million, an decrease of $17.1 million from the second quarter of 2002. Shipments of sheet product in the second quarter of 2003 were 314 thousand tons compared to 386 thousand tons in the second quarter of 2002. The decrease in sheet product revenue resulted from a decrease in volume, partially offset by an increase in sheet product selling prices.

     Cost of sales for the second quarter of 2003 were $258.1 million, or $493 per ton, compared to $260.8 million, or $450 per ton, for the second quarter of 2002. The increase in cost of sales per ton was primarily attributable to an increase in the Company's raw material and energy costs in addition to pension costs, partially offset by the Company's savings initiatives.

     Selling, general and administrative expenses for the second quarter of 2003 were $5.9 million, a decrease of $0.5 million from the second quarter of 2002. As part of its operating cost savings plan, the Company has continued to reduced its management workforce, resulting in lower selling, general and administrative expenses.

     The Company uses production variable depreciation to calculate depreciation expense. During the second quarter of 2003, the Company had a scheduled hot mill furnace outage, which reduced the production of hot bands, resulting in a decrease in the amount of depreciation expense, taken on a unit of production basis, by $1.6 million compared to the second quarter of 2002. In addition, we had assets that became fully depreciated in 2002 and we have reduced our spending on capital additions.

     The Company incurred reorganization costs of $2.6 million during the second quarter of 2003 related to its on-going Chapter 11 reorganization. The costs consisted primarily of professional fees.

     The Company's loss from unconsolidated subsidiaries during the second quarter of 2003 was attributable to WeBCo, which sells excess and secondary sheet products.

     Interest expense decreased $4.4 million in the second quarter of 2003 when compared to the same period in 2002. The decrease is a result of the exchange offers that were completed in the second quarter of 2002 and after filing for Chapter 11 protection during the second quarter of 2003, the Company no longer accrues for interest expense on unsecured and under-secured debt. If the Company continued to accrue contractual interest on unsecured and under-secured debt, interest expense would have increased by $0.6 million.

     Second quarter 2003 other income decreased $8.5 million when compared to the same period in 2002. During the second quarter of 2003, the Company recognized a $4.1 million charge due to the write-down of certain fixed assets. During the second quarter of 2002, the Company sold excess nitrogen oxide (Nox) allowances for $4.4 million.

     The Company recorded no income tax benefit in the second quarter of either 2003 or 2002. Continuing losses and the Company's voluntary bankruptcy petition have raised doubts about the Company's ability to continue to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. Therefore, deferred tax assets generated in the second quarter of 2003 and in the second quarter of 2002 were offset by valuation allowances.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     In the first half of 2003, the Company recognized a net loss of $119.0 million, or $2.83 per diluted share, which included an extraordinary gain related to the early extinguishment of debt of $6.8 million, or $0.16 per diluted share. Additionally, the first half of 2003 included a $2.1 million charge related to the write-off of deferred financing fees, a $4.1 million charge due to the write-down of certain fixed assets, $2.6 million of bankruptcy reorganization expenses and a pension curtailment charge of $38.8 million related to a freeze of further benefit accruals under the Company's defined benefit pension plan. The first half 2003 charges were partially offset by the sale of excess nitrogen oxide (NOX) allowances for $1.3 million, the reduction in interest expense related to the debt exchange offers completed in 2002 and the May 19, 2003 chapter 11 bankruptcy filing. The Company also incurred an other comprehensive loss of $15.3 million in the first half of 2003 as a result of the pension plan's accumulated benefit obligation exceeding plan assets. This compares with a net loss of $80.4 million, or $1.92 per diluted share, for the first half of 2002, which included an extraordinary gain on the early extinguishment of debt of $0.2 million, the sale of excess nitrogen oxide (NOX) allowances for $4.4 million, the sale of stock received upon the demutualization of an insurer for $3.2 million and a tax refund of $3.5 million.

     Net sales in the first half of 2003 were $503.0 million, a increase of $16.0 million, or 3%, from the first half of 2002. Total shipments in the first half of 2003 were 1,076 thousand tons, a decrease of 69 thousand tons, or 6%, from the first half of 2002 shipments of 1,145 thousand tons.

     Tin mill product net sales for the first half of 2003 were $253.4 million, an increase of $17.1 million from the first half of 2002. Shipments of tin mill product in the first half of 2003 were 426 thousand tons, compared to 394 thousand tons in the first half of 2002. The increase in tin mill product revenue is due to an increase in our market share in higher value-added tin products.

     Sheet product net sales for the first half of 2003 were $249.6 million, a decrease of $1.2 million from the first half of 2002. Shipments of sheet product in the first half of 2003 were 650 thousand tons, compared to 751 thousand tons in the first half of 2002. The decrease in sheet product revenue resulted from a decrease in volume, partially offset by an increase in sheet product selling prices.

     Cost of sales for the first half of 2003 were $529.9 million, or $492 per ton, compared to $511.1 million, or $446 per ton, for the first half of 2002. The increase in cost of sales per ton was primarily attributable to an increase in the Company's raw material and energy costs in addition to pension costs, partially offset by the Company's savings initiatives.

     Selling, general and administrative expenses for the first half of 2003 were $11.9 million, a decrease of $0.6 million from the first half of 2002. As part of its operating cost savings plan, the Company has continued to reduced its management workforce, resulting in lower selling, general and administrative expenses.

     The Company uses production variable depreciation to calculate depreciation expense. During the first half of 2003, the Company had a scheduled hot mill furnace outage, which reduced the production of hot bands, resulting in a decrease in the amount of depreciation expense, taken on a unit of production basis, by $3.0 million compared to the first half of 2002. In addition, we had assets that became fully depreciated in 2002 and we have reduced our spending on capital additions.

     During February 2003, the Company's unionized employees ratified new labor agreements which, among other things, provided for a freeze of further benefit accruals under the Company's defined benefit pension plan. The Company applied the same freeze to its non-unionized workforce. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination

Benefits," the Company recognized a pension curtailment charge of $38.8 million. The curtailment charge reflects the full recognition of the unrecognized prior service cost and transition obligation, because all benefit accrual associated with expected future years of service has been eliminated.

     The Company incurred reorganization costs of $2.6 million, during the first half of 2003, consisting primarily of professional fees related to its on-going Chapter 11 reorganization.

     The Company's loss from unconsolidated subsidiaries during the first half of 2003 was attributable to WeBCo, which sells excess and secondary sheet products.

     Interest expense decreased $10.7 million in the first half of 2003, compared to the same period in 2002. The decrease is a result of the exchange offers that were completed in the second quarter of 2002 and after filing for Chapter 11 protection during the second quarter of 2003, the Company no longer accrues for interest expense on unsecured and under-secured debt. If the Company continued to accrue contractual interest on unsecured and under-secured debt, interest expense would have increased by $0.6 million.

     During the first half of 2003 other income decreased $10.1 million, compared to the same period in 2002. During the first half of 2003, the Company recognized a $4.1 million charge due to the write-down of certain fixed assets. During the first half of 2002, the Company sold excess nitrogen oxide (Nox) allowances for $4.4 million and received approximately $3.2 million from the sale of stock received as a result of demutualization of an insurer.

     The Company recorded no income tax benefit in the first half of 2003. Continuing losses and the Company's voluntary bankruptcy petition have raised doubts about the Company's ability to continue to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. During the first half of 2002, the Company received an income tax refund of $3.5 million as a result of the Job Creation and Worker Assistance Act of 2002.

     Because the pension plan freeze constituted a significant event, the Company re-measured its pension plan assets and liabilities as of February 28, 2003. The accounting rules provide that if, at any plan measurement date, the fair value of plan assets is less than the plan's accumulated benefit obligation ("ABO"), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of plan assets. The liability must be offset by the recognition of an intangible asset and/or a charge against stockholders' deficit. Because the Company was required to recognize all prior service cost and transition obligation with the pension curtailment, the difference between the ABO and plan assets at February 28, 2003 is a direct charge to stockholders' deficit and is shown as a component of other comprehensive income in the statement of operations and comprehensive loss.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable. Actual results could differ from those estimates.

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

     The financial statements presented in this report have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. In due course and after negotiations with various parties in interest, Weirton expects to present a plan of reorganization to the Court to reorganize the Company's business and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. The financial statements have be prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. Also in accordance with SOP 90-7, interest will no longer be accrued on any unsecured or undersecured debt.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 requires the primary beneficiary to consolidate certain variable interest entities ("VIEs"). The primary beneficiary is generally defined as one having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 is not applicable to the financial position or results of operations of the Company.

     In December 2002, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure; Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to provide more frequent and more prominent disclosure. The Company has adopted both the annual and interim disclosure provisions of SFAS 148, and these disclosures are properly included in the notes to these consolidated condensed financial statements. The Company is not changing to the fair value based method of accounting for stock-based employee compensation. Therefore, the transition provisions are not applicable.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures and clarifies the accounting related to a guarantor's obligation in issuing a guarantee. The interim disclosures required by FIN 45 are included in Note 8 to the consolidated condensed financial statements. The adoption of FIN 45 is not expected to have a material effect on the financial position or results of operations of the Company.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS 146 could have a material effect on the Company's financial statements to the extent that significant exit or disposal activities occur subsequent to December 31, 2002.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections," was issued. Among other amendments to previous statements, which have already taken effect, a provision in the Statement, requiring certain gains and losses from the extinguishment of debt to be reclassified from extraordinary items, was effective January 1, 2003. Certain of the Company's long-term debt instruments contain provisions for the payment of contingent interest. To the extent these contingent payments are not required to be made, a gain will be included as part of other income, and it will be considered an extraordinary item.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company's adoption of SFAS 143 in 2003 did not have a material effect on its financial statements.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement requires the Company to classify a financial instrument within its scope as a liability (or an asset in some circumstances). These include certain financial instruments that a) are mandatorily redeemable, b) embody an obligation to repurchase the Company's equity shares or c) embody an obligation that the Company must or may settle by issuing a variable number of its equity shares. The Statement is effective as of July 1, 2003 or for financial instruments entered into or modified after May 31, 2003. The Company will adopt this Statement as required, but does not believe adoption will have a material effect on its financial statements.

ACCESS TO INFORMATION

     The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as proxy and information statements to our stockholders and certain other filings are made available, free of charge, on our Web site at www.weirton.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the "SEC").

FORWARD LOOKING STATEMENTS

     Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Weirton from time to time makes forward-looking statements in reports filed with SEC. These forward-looking statements may extend to matters such as statements concerning its projected levels of sales, shipments and income, cash flows, pricing trends, anticipated cost-reductions, product mix, anticipated capital expenditures and other future plans and strategies.

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

        - risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have in order to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert our case to a Chapter 7 case;

        - our ability to obtain and maintain normal terms with vendors and service providers;

        - our ability to maintain contracts that are critical to our operations;

        - our ability to maintain the services of managers and other key employees;

        - our ability to maintain commercial position with strategic customers;

        - the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations; and

        - our ability to develop, fund and execute our revised business plan.

  General factors:

        - Weirton's highly leveraged capital structure and its ability to obtain new capital at reasonable costs and terms;

        - employment matters, including costs and uncertainties associated with Weirton's collective bargaining agreements, and employee post-employment and retirement obligations;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations consume large amounts of natural gas and blast furnace coke. Global demand for coke is high. China, the largest exporter of coke, is producing less and consuming more coke, resulting in a 3.0 million ton reduction in exports for 2003. Domestic coke has a 3.0 million ton deficit (demand is greater than supply) for 2003, caused by recent blast furnace start-ups and coke plant closures. Domestic coke prices rose over $10 per ton from 2002 to 2003. At normal consumption levels, a $1.00 per ton change in our coke costs would result in an estimated $0.3 million change in our quarterly operating costs.

     Domestic natural gas prices increased from an average of $3.32 per mcf in 2002 to an average of $5.57 per mcf in the second quarter of 2003. At normal consumption levels, a $1.00 per mcf change in domestic natural gas prices would result in an estimated $4.1 million change in our normal operating costs for the quarter. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's pretax loss of approximately $2.6 million. The Company has entered into a number forward purchase contracts for natural gas for delivery between September 2003 and March 2004. For those contracts, a $1.00 per mcf change in price could require the Company to provide approximately $7.6 million of collateral, based upon the provisions of the agreements with our suppliers. For the quarters ended June 30, 2003 and 2002, the average price of natural gas consumed by the Company was $6.40 per mcf and $3.71 per mcf, respectively, for a total cost of $26.2 million and $16.0 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

     Weirton's system of controls and procedures has been designed to provide reasonable assurance as to the reliability of the disclosures included in this report. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objective, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

     No changes were made to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 19, 2003, Weirton filed a voluntary petition with the Court under Chapter 11 of the Bankruptcy Code (Chapter 11 Case No. 03-1802). Weirton remains in possession of its assets and properties, and continues to operate its business and manage its properties as a debtor-in-possession, as permitted by Sections 1107(a) and 1108 of the Bankruptcy Code. We are following normal bankruptcy procedures with the Court.

     Weirton, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions is subject to automatic stay by Weirton's Chapter 11 filing. Weirton believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 2003 or the date of this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On May 19, 2003, Weirton filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. This event constituted an Event of Default under the then existing Senior Credit Facility and under the terms of our other indebtedness reflected in Item 1, either independently or by reason of cross-default provisions. In accordance with the order of the Court, the Senior Credit Facility was re-financed with the proceeds of the DIP Facility. The entitlements and claims of creditors under such other indebtedness are subject to the resolution of the bankruptcy process.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 10.1 -- Amendment No. 1 to the Debtor-in Possession Loan and Security Agreement dated as of June 16, 2003

         Exhibit 10.2 -- Amendment No. 2 to the Debtor-in Possession Loan and Security Agreement dated as of August 6, 2003

         Exhibit 31.1 -- Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 -- Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 -- Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     Weirton filed the following Current Reports on Form 8-K with the Securities and Exchange Commission since the end of its first quarter:

        1. July 8, 2003 -- Item 5, Press release relating to the resignation of John H. Walker as President and Chief Executive Officer

        2. July 18, 2003 -- Item 5, Press release announcing Weirton's second quarter and year to date results for 2003.

        3. July 18, 2003 -- Item 9, Monthly Operating Report for the period May 19, 2003 to June 30, 2003, as filed with the Bankruptcy Court.

        4. August 4, 2003 -- Item 5, Press release announcing appointment of D. Leonard Wise as Chief Executive Officer and Mark E. Kaplan as President and Chief Financial Officer.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEIRTON STEEL CORPORATION
                                                        Registrant

                                                    /s/ MARK E. KAPLAN
                                          --------------------------------------
                                                      Mark E. Kaplan
                                          President and Chief Financial Officer

August 14, 2003