Form 10-Q
period 2003-09-30
WEIRTON STEEL CORP
filed 2003-11-14
CIK 849979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------------- to
     ---------------

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

                            Yes [ ]           No [X]

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of October 31, 2003 was 42,077,309.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      ITEM

                                                                    PAGE
                                                                    ----
PART I -- FINANCIAL INFORMATION
 1.   Financial Statements........................................    3
 2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   13
 3.   Quantitative and Qualitative Disclosures About Market
      Risk........................................................   24
 4.   Controls and Procedures.....................................   24

PART II -- OTHER INFORMATION
 1.   Legal Proceedings...........................................   25
 2.   Changes in Securities and Use of Proceeds...................   25
 3.   Defaults Upon Senior Securities.............................   25
 4.   Submission of Matters to a Vote of Security Holders.........   25
 5.   Other Information...........................................   25
 6.   Exhibits and Reports on Form 8-K............................   25

SIGNATURE.........................................................   27

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      2003       2002       2003        2002
                                                    --------   --------   ---------   --------
NET SALES.........................................  $271,189   $273,838   $ 774,139   $760,844
OPERATING COSTS:
  Cost of sales...................................   280,936    261,998     810,803    773,141
  Selling, general and administrative expenses....     4,309      6,980      16,253     19,568
  Depreciation....................................    15,599     15,933      45,610     48,987
  Pension curtailment.............................        --         --      38,803         --
                                                    --------   --------   ---------   --------
     Total operating costs........................   300,844    284,911     911,469    841,696
                                                    --------   --------   ---------   --------
LOSS FROM OPERATIONS..............................   (29,655)   (11,073)   (137,330)   (80,852)
  Reorganization items............................    (5,388)        --      (8,037)        --
  Income (loss) from unconsolidated
     subsidiaries.................................       505      1,104        (141)     2,219
  Interest expense (excluding contractual interest
     expense for the three and nine months ended
     September 30, 2003 of $1,047 and $1,542,
     respectively)................................    (4,444)    (4,617)    (16,441)   (27,309)
  Other income (loss), net........................     1,812      1,875        (992)     9,167
                                                    --------   --------   ---------   --------
LOSS BEFORE INCOME TAXES & EXTRAORDINARY ITEM.....   (37,170)   (12,711)   (162,941)   (96,775)
  Income tax benefit..............................        --         --          --     (3,475)
                                                    --------   --------   ---------   --------
LOSS BEFORE EXTRAORDINARY ITEM....................   (37,170)   (12,711)   (162,941)   (93,300)
  Extraordinary gain on early extinguishment of
     debt.........................................        --         --       6,777        153
                                                    --------   --------   ---------   --------
NET LOSS..........................................   (37,170)   (12,711)   (156,164)   (93,147)
Other Comprehensive Loss:
  Additional minimum pension liability............        --         --     (15,345)        --
                                                    --------   --------   ---------   --------
Comprehensive Loss................................  $(37,170)  $(12,711)  $(171,509)  $(93,147)
                                                    ========   ========   =========   ========
PER SHARE DATA:
Weighted average number of common shares (in
  thousands):
  Basic...........................................    42,077     41,938      42,077     41,936
  Diluted.........................................    42,077     41,938      42,077     41,936
BASIC EARNINGS PER SHARE:
  Loss before extraordinary item..................  $  (0.88)  $  (0.30)  $   (3.87)  $  (2.22)
  Extraordinary gain on early extinguishment of
     debt.........................................        --         --        0.16         --
                                                    --------   --------   ---------   --------
  Net loss per share..............................  $  (0.88)  $  (0.30)  $   (3.71)  $  (2.22)
                                                    ========   ========   =========   ========
DILUTED EARNINGS PER SHARE:
  Loss before extraordinary item..................  $  (0.88)  $  (0.30)  $   (3.87)  $  (2.22)
  Extraordinary gain on early extinguishment of
     debt.........................................        --         --        0.16         --
                                                    --------   --------   ---------   --------
  Net loss per share..............................  $  (0.88)  $  (0.30)  $   (3.71)  $  (2.22)
                                                    ========   ========   =========   ========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2003            2002
                                                               -------------   ------------
ASSETS:
Current assets:
  Cash and equivalents, including restricted cash of $359
     and $197, respectively.................................    $       373    $       219
  Receivables, less allowances of $7,495 and $6,487,
     respectively...........................................        109,206         97,347
  Inventories...............................................        169,551        165,454
  Other current assets......................................          9,025          4,089
                                                                -----------    -----------
     Total current assets...................................        288,155        267,109
Property, plant and equipment, net..........................        332,509        376,758
Intangible pension asset....................................             --         40,388
Other assets and deferred charges...........................          7,697         11,860
                                                                -----------    -----------
     Total Assets...........................................    $   628,361    $   696,115
                                                                ===========    ===========
LIABILITIES:
Current liabilities:
  Debtor-in-possession facility.............................    $   132,922    $        --
  Senior credit facility....................................             --        115,121
  Notes and bonds payable...................................          1,898          8,484
  Accounts payable..........................................         37,637         80,689
  Accrued pension obligation................................             --         78,200
  Post retirement benefit other than pensions...............             --         32,000
  Accrued employee costs and benefits.......................         23,557         42,534
  Accrued taxes other than income...........................          3,646         14,768
  Other current liabilities.................................          5,632          2,035
                                                                -----------    -----------
     Total current liabilities..............................        205,292        373,831
Notes and bonds payable.....................................         53,907        286,522
Accrued pension obligation..................................             --        329,842
Post retirement benefit other than pensions.................             --        324,278
Other long term liabilities.................................          2,419         46,529
Liabilities subject to compromise...........................      1,251,484             --
Redeemable Stock, Net.......................................         19,496         67,895
STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 50,000,000 shares authorized;
  44,048,492 and 43,848,529 shares issued, respectively.....            441            438
Additional paid-in-capital..................................        458,036        457,973
Accumulated deficit.........................................     (1,190,190)    (1,034,026)
Accumulated other comprehensive loss........................       (162,000)      (146,655)
Other stockholders' deficit.................................        (10,524)       (10,512)
                                                                -----------    -----------
     Total Stockholders' Deficit............................       (904,237)      (732,782)
                                                                -----------    -----------
     Total Liabilities, Redeemable Stock, Net, and
      Stockholders' Deficit.................................    $   628,361    $   696,115
                                                                ===========    ===========

        The accompanying notes are an integral part of these statements.

                           WEIRTON STEEL CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               --------------------
                                                                 2003        2002
                                                               ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................   $(156,164)  $(93,147)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................      45,610     48,987
     (Income) loss from unconsolidated subsidiaries.........         141     (2,219)
     Amortization of deferred financing costs...............       3,895      2,571
     Pension curtailment....................................      38,803         --
     Gain on early extinguishment of debt...................      (6,777)      (153)
     Cash provided (used) by working capital items:
       Receivables..........................................     (11,859)     8,403
       Inventories..........................................      (4,097)   (19,752)
       Other assets.........................................      (2,092)     3,372
       Accounts payable.....................................      36,267     16,397
       Accrued employee costs and benefits..................         404     (4,662)
       Other current liabilities............................         407     14,400
     Accrued pension obligation.............................      26,516     25,055
     Other postretirement benefits..........................      (4,913)    (7,180)
     Other..................................................      (4,735)    (3,347)
                                                               ---------   --------
NET CASH USED BY OPERATING ACTIVITIES BEFORE REORGANIZATION
  ITEMS.....................................................     (38,594)   (11,275)
Reorganization items accrued................................       3,700         --
                                                               ---------   --------
NET CASH USED BY OPERATING ACTIVITIES.......................     (34,894)   (11,275)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital spending..........................................      (4,465)    (6,066)
  Distribution from unconsolidated subsidiary...............         836         --
                                                               ---------   --------
NET CASH USED BY INVESTING ACTIVITIES.......................      (3,629)    (6,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on debtor-in-possession revolving loan
     facility...............................................     132,922         --
  Net (repayments) borrowings on senior credit facility.....    (115,121)     3,627
  Proceeds from vendor financing............................          --     16,055
  Issuance of long-term debt................................                  3,000
  Proceeds from debtor-in-possession term loan..............      25,000         --
  Repayment of debt obligations.............................      (1,424)      (209)
  Deferred financing costs..................................      (2,700)   (10,584)
                                                               ---------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................      38,677     11,889
                                                               ---------   --------
NET CHANGE IN CASH AND EQUIVALENTS..........................         154     (5,452)
Cash and equivalents at beginning of period.................         219      5,671
                                                               ---------   --------
Cash and equivalents at end of period.......................   $     373   $    219
                                                               =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of capitalized interest................   $  14,858   $ 14,944
  Income taxes paid, net....................................          55     (3,457)

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

     At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in the Company's net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company's net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                            ENDED                  ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                    ---------------------   --------------------
                                      2003        2002        2003        2002
                                    ---------   ---------   ---------   --------
Net loss:
  As reported.....................  $(37,170)   $(12,711)   $(156,164)  $(93,147)
  Fair value of stock-based
     employee compensation........      (232)       (237)        (696)      (711)
  Pro forma.......................   (37,402)    (12,948)    (156,860)   (93,858)
Basic loss per share:
  As reported.....................  $  (0.88)   $  (0.30)   $   (3.71)  $  (2.22)
  Pro forma.......................     (0.89)      (0.31)       (3.73)     (2.24)
Diluted loss per share:
  As reported.....................  $  (0.88)   $  (0.30)   $   (3.71)  $  (2.22)
  Pro forma.......................     (0.89)      (0.31)       (3.73)     (2.24)

NOTE 2

BANKRUPTCY REORGANIZATION

     On May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of West Virginia (the "Court"). Weirton continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. In connection with the filing of the Chapter 11 petition, Weirton has obtained Court orders that authorize us to pay certain pre-petition liabilities (such as employee wages and benefits and certain of the Company's senior secured indebtedness) and take certain actions intended to preserve the going concern value of the business and enhance the prospects of reorganization.

     These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. On October 7, 2003, Weirton filed a plan of reorganization to emerge from bankruptcy as a stand alone company and on November 13, 2003, the Company filed a modified plan of reorganization. The plan, which calls for the Company to emerge from bankruptcy by December 31, 2003, is subject to numerous conditions and uncertainties, including, among other things, approval of its terms by the Court and creditors, achieving new labor contracts with the Company's unions, and obtaining requisite financing. On November 13, 2003, the Emergency Steel Loan Guarantee Board announced that it has approved with certain conditions a guarantee to Fleet Capital Corporation with respect to a loan of $145 million to Weirton Steel Corporation. There can be no assurance that Weirton will be able to implement the reorganization plan as filed, or any other reorganization plan. Reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. These financial statements have been prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise, identifying all transactions and events that are directly associated with the reorganization of the Company and discontinuing interest accruals on any unsecured or undersecured debt.

     Under the Bankruptcy Code and related rules, the Company is required to file certain information and reports with the Court. During the quarter ended September 30, 2003, the Company filed with the Court its required Monthly Operating Reports in a form prescribed by the United States Trustee for the Northern District of West Virginia. Monthly Operating Reports are unaudited and prepared in a format prescribed by applicable bankruptcy rules. Those rules are not necessarily in accordance with Generally Accepted Accounting Principles or with requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

     Except for fully secured debt, a vendor-financing obligation under a capital lease, accrued wages and related payroll taxes and withholdings, all recorded pre-petition liabilities of the Company have been classified as liabilities subject to compromise. The Court authorized payments of certain pre-petition wages, employee benefits and other obligations. Net changes in pension, other postretirement benefits and certain other accrued liabilities since May 19, 2003, are included in liabilities subject to compromise. The Preferred Series C and Preferred Series D stock are also considered liabilities subject to compromise. See Note 8 for further discussion. As of September 30, 2003, payments of approximately $3.7 million have been made on liabilities subject to compromise. Liabilities subject to compromise at September 30, 2003 were as follows:

                                                               SEPTEMBER 30,
                                                                   2003
                                                               -------------
                                                               (IN MILLIONS)
Postemployment benefits other than pension..................     $  348.6
Pension.....................................................        448.3
Under secured or unsecured debt.............................        256.0
Accounts payable............................................         80.0
Accrued employment costs....................................         19.4
Other accrued liabilities...................................         42.4
Accrued taxes and interest..................................          8.4
Preferred Series C and D stock..............................         48.4
                                                                 --------
Total.......................................................     $1,251.5
                                                                 ========

     Net costs resulting from reorganization of the business have been reported separately in the unaudited consolidated condensed statement of operations as reorganization items. For the third quarter of 2003, the following have been incurred:

                                                               (IN MILLIONS)
Reorganization fees.........................................       $5.4
                                                                   ====

NOTE 3

LIQUIDITY AND FINANCING ARRANGEMENTS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2003            2002
                                                      -------------   ------------
Secured Debt:
  Obligation under revolving DIP Facility...........    $ 132,922       $     --
                                                        =========       ========
  Obligation under Senior Credit Facility...........    $      --       $115,121
                                                        =========       ========
  Obligation under term DIP Facility................    $  25,000       $     --
  Vendor financing obligations (capital lease)......       27,960         29,024
  6 1/4% Term Loan due 8/14/14......................        2,845          2,923
                                                        ---------       --------
     Total..........................................       55,805         31,947
                                                        ---------       --------
Under Secured or Unsecured Debt:
  10% Senior Secured Notes due 4/1/08...............      171,751        177,662
  9% Secured Series 2002 Pollution Control Bonds due
     4/1/12.........................................       44,001         45,162
  Vendor financing obligations......................          577            566
  11 3/8% Senior Notes due 7/1/04...................       12,658         12,658
  10 3/4% Senior Notes due 6/1/05...................       16,336         16,336
  8 5/8% Pollution Control Bonds due 11/1/14........       10,720         10,720
     Less: Unamortized debt discount................          (34)           (45)
                                                        ---------       --------
Total unsecured debt................................      256,009        263,059
                                                        ---------       --------
Total...............................................      311,814        295,006
Less: Current portion...............................       (1,898)        (8,484)(1)
Less: debt subject to compromise....................     (256,009)            --
                                                        ---------       --------
     Long-term debt.................................    $  53,907       $286,522
                                                        =========       ========

---------------

(1) Included in the current portion of long-term debt at December 31, 2002, was approximately $6.8 million in contingent interest payments. The contingent payments were based on excess cash flow as defined in the indentures governing the debt securities issued in connection with the 2002 exchange offers. An extraordinary gain on early extinguishment of debt of $6.8 million was recorded in the second quarter of 2003 for contingent interest payments that were not required to be made. Pending any changes in the terms of the underlying debt, extraordinary gains will be recognized in the future for any future contingent interest payments that are not required to be made. The extraordinary gain from contingent interest would also be a reduction in the related debt that is recorded in Liabilities Subject to Compromise.

  DIP Facility -- Senior Credit Facility

     At September 30, 2003, the Company had outstanding $132.9 million under its debtor-in-possession financing facility (the "DIP Facility"), which is presented net of $4.4 million of all available cash from lockboxes. Additionally, the Company utilized $0.5 million under its debtor-in-possession letter of credit sub-facility at September 30, 2003. At December 31, 2002, the Company had outstanding $115.1 million under its 2002 amended and restated revolving senior financing credit facility with a syndicate of lenders (the "Senior Credit Facility"), which is presented net of $5.8 million of all available cash from lockboxes. At December 31, 2002, the Company also utilized an additional $0.5 million under its letter of credit sub-facility. After consideration of amounts outstanding under its letter of credit sub-facility, the Company had $26.2 million available for additional borrowing under the DIP Facility at September 30, 2003 and $23.0 million available for additional borrowing under the Senior Credit Facility at December 31, 2002. The Senior Credit Facility was terminated in connection with our bankruptcy case and, as permitted by the Court, outstanding obligations under that facility were satisfied.

     The DIP Facility has been structured to provide the Company with up to $225.0 million in financing during the course of its bankruptcy case. The DIP Facility consists of a term loan of $25.0 million and a revolving loan facility of up to $200.0 million. The borrowing base for the revolving loan facility is determined by the Company's levels of accounts receivable and inventory in a manner substantially similar to the Senior Credit Facility. The DIP Facility also includes a letter of credit sub-facility of up to $5.0 million. The DIP Facility revolving loan lenders consist of Fleet Capital Corporation, Foothill Capital Corporation, The CIT Group/Business Credit, Inc., GMAC Commercial Finance LLC and Transamerica Business Capital Corporation, all of whom were lenders to Weirton under the Senior Credit Facility, and the DIP Facility term loan lender is Manchester Securities Corporation. Fleet Capital Corporation acts as Agent for the DIP Facility lenders. The DIP Facility is collateralized by a senior lien on our inventories, accounts receivable, property, plant and equipment and substantially all of our other tangible and intangible assets. Priority in the plant, property and equipment collateral goes first to the term loan lender and in all other collateral to the revolving loan lenders. Proceeds from permitted sales of the respective types of collateral must be used to pay down the related loan. In the case of revolving loans, amounts repaid may become available for reborrowing. The DIP Facility has a term extending through the earliest to occur of (i) November 20, 2004, (ii) the occurrence of a Default or Event of Default (as defined in the DIP Facility), or (iii) confirmation of a final bankruptcy reorganization plan, unless the facility is terminated earlier as provided by its terms.

     In the absence of default, the Company is required to pay interest on outstanding amounts under the revolving portion of the DIP Facility of either
(1) the prime rate announced from time to time by Fleet Bank, plus 2.25% or (2) LIBOR, plus 3.75%, at its option. The non-default interest rate applicable to the term portion is 14.5% per annum. Default rates of interest on revolving loans and the term loan under the DIP Facility are increased by 2.0% and 3.0% per annum, respectively, over the non-default rates. To maintain the DIP Facility, the Company is required to pay, from time to time, certain non-refundable fees, including a facility fee, unused line fee, administrative fee and monitoring fee. In addition, a deferred fee will be payable to the revolving lenders upon the earliest to occur of (i) confirmation of a plan of reorganization, (ii) sale of substantially all our assets or (iii) repayment in full of our obligations under the DIP Facility. Optional prepayment of the term loan under the DIP Facility also requires a prepayment fee, the size of which varies depending on the time of payment.

     The DIP Facility contains certain representations and warranties about Weirton and its business, affirmative and negative covenants requiring or restricting Weirton's ability to engage in specified transactions and activities, and Events of Default, many of which have been derived from similar provisions in our former Senior Credit Facility and others that we believe are customary for a facility of this type. As under the prior Senior Credit Facility, amounts available for revolving borrowings depend on Weirton's borrowing base of eligible receivables and inventory and are subject to certain limitations and reserves. Under the DIP Facility, we are required to maintain minimum initial availability of $10.0 million. This "availability block" increases over time to a $20.0 million level by July 31, 2004. The required increase in availability may be offset by asset sale proceeds, which increases effective borrowing capacity. The DIP Facility also contains certain performance covenants focused on meeting financial objectives and complying with budgetary limitations, and the failure to observe these covenants could result in one or more Events of Default. Among other things, these covenants require Weirton to attain increasing amounts of cumulative EBITDAR (earnings before interest expense, income taxes, depreciation and Restructuring Expenses, as defined in the DIP Facility) for specified periods during the term of the DIP Facility and minimum monthly EBITDAR during the last five months of the term. In addition, Weirton may not permit Restructuring Expenses to exceed monthly budgeted amounts by more than 10% overall and by more than 15% on a categorical basis. The Company is not permitted to allow consolidated accounts payable at the end of any month to be less than 50% of the projected budgeted amount for that date.

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

     On October 21, 2003, the Pension Benefit Guaranty Corporation ("PBGC") filed a complaint in the federal district court to terminate, as of that date, the Company's qualified defined benefit pension plan and assume responsibility for pension benefits affecting approximately 9,200 plan participants, including active, retired and former employees of the Company. According to the PBGC, the Weirton Steel Corporation Retirement Plan is 39% funded, with approximately $530 million in assets to cover approximately $1.35 billion in benefit liabilities. Calculation of benefit liabilities relative to assets and levels of insured benefits provided through the PBGC, which are limited by the year of plan termination, the type of benefit involved and personal circumstances of participants, remain to be determined. On November 7, 2003, the Company consented to the termination of its pension plan and is negotiating with the PBGC, regarding the resolution of the related liabilities. The Company's proposed plan of reorganization does not include provision for a replacement defined benefit pension plan.

NOTE 5

INVENTORIES

     Inventories consisted of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2003            2002
                                                      -------------   ------------
Raw materials.......................................    $ 50,892        $ 44,117
Work-in-process.....................................      35,478          46,906
Finished goods......................................      83,181          74,431
                                                        --------        --------
                                                        $169,551        $165,454
                                                        ========        ========

NOTE 6

EARNINGS PER SHARE

     For the three months ended September 30, 2003, basic and diluted loss per share was $0.88. Basic and diluted loss per share for the three months ended September 30, 2002 was $0.30. For the three months ended September 30, 2003 and 2002, Series A Preferred securities totaling 1,463,720 and 1,488,147, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect. For the nine months ended September 30, 2003, basic and diluted loss per share was $3.71. Basic and diluted loss per share for the nine months ended September 30, 2002 was $2.22. For the nine months ended September 30, 2003 and 2002, Series A Preferred securities totaling 1,463,726 and 1,491,856, respectively, were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

     For the three months ended September 30, 2003 and 2002, there were an additional 1,599,612 and 1,900,136 options, respectively, outstanding for which the exercise price was greater than the average market price, that were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect. For the nine months ended September 30, 2003 and 2002, there were an additional 1,596,166 and 1,851,270 options, respectively, outstanding for which the exercise price was greater than the average market price, that were excluded from both the basic and diluted earnings per share calculations due to their anti-dilutive effect.

NOTE 7

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

     The following is a rollforward of the Company's claims and allowances activity for the first nine months of 2003:

Beginning Balance at December 31, 2002:.....................   $  4,521
  Additions to Reserve......................................     12,465
  Settled Claims............................................    (11,474)
                                                               --------
Ending Balance at September 30, 2003:.......................   $  5,512
                                                               ========

NOTE 8

FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The provisions of SFAS No. 150 were effective as of the first interim period beginning after June 15, 2003. A mandatorily redeemable financial instrument must be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur.

     In 2002, the Company authorized 2,196,000 and issued 1,934,874 shares of Series C Convertible Redeemable Preferred Stock $0.10 par value per share. The Series C Preferred Stock is mandatorily redeemable by April 1, 2013, at $25 per share or $48.4 million. In the first quarter of 2003, the Company authorized 500,000 and on May 16, 2003 issued to its 1989 ESOP 380,000 shares of Series D Exchangeable Redeemable Preferred Stock, $0.10 par value per share. The Series D Preferred, is redeemable at the Company's option at $20 per share prior to February 28, 2005 and at $40 per share thereafter. The Series D Preferred Stock is mandatorily redeemable on March 1, 2015, at $40 per share or $15.2 million. The Preferred Series D has a liquidation value of $100 per share and, by its terms, can not be redeemed prior to the Senior Secured Debt. In accordance with SFAS No 150, both the Preferred Series C and Preferred Series D stocks have been reclassified from redeemable preferred stock to liabilities subject to compromise during the third quarter of 2003.

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

INDUSTRY OVERVIEW

     Since the beginning of the steel import crisis in 1998, domestic companies and unions have sought action from the federal government to deal with the record surge of foreign imports, especially those that violated U.S. trade laws. Among these efforts, in January 2002, a steel industry executive group made recommendations for governmental steps believed necessary to deal with the continuing industry crisis and to encourage industry consolidation and capacity rationalization. These included trade measures, such as tariffs, and legislative and regulatory relief from the industry's legacy issues, specifically its surging liabilities for accrued, unfunded pensions and retiree healthcare benefits. In March 2002, the Bush Administration initiated a three-year, stepped tariff program providing substantial trade relief. However, subsequent to the imposition of the tariffs, a large number of tariff exclusion applications were filed. The tariff program is in the midst of a mid-term review, and a decision is expected from President Bush to extend, terminate or modify the program by the end of this year. Furthermore, no legislative changes have been implemented to address the industry's legacy issues. As a result, the domestic steel industry has been left to deal with consolidation prospects and legacy liabilities primarily through a largely unpredictable bankruptcy process. The Pension Benefit Guaranty Corporation ("PBGC"), a federal corporation that insures pension benefits, generally has moved to terminate the underfunded plans of bankrupt companies relieving them of future accruals for pension service.

     The domestic steel industry continues to restructure through consolidations. Steelmaking assets of bankrupt producers are being acquired free of legacy liabilities, with the result that the acquiror can operate at a substantially lower cost than other producers with on-going legacy costs. In February 2002, a new entity,

International Steel Group ("ISG"), purchased substantially all the integrated production facilities of bankrupt LTV Steel Corp. in a Chapter 7 liquidation auction. ISG subsequently restarted a portion of those facilities, in addition to purchasing and restarting the idled assets of another bankrupt company, Acme Steel. In addition to operating without the burden of predecessor legacy costs, ISG forged an innovative agreement with the United Steelworkers of America (the "USWA") that represented a significant departure from the traditional USWA contract. The structure of this type of agreement could leave steel companies with traditional contract language at a significant competitive disadvantage. On May 7, 2003, ISG acquired substantially all the assets of Bethlehem Steel Corporation ("Bethlehem"), the second largest integrated steelmaker, which had filed for Chapter 11 bankruptcy protection in October 2001. Similar to these other integrated steelmakers, on May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code.

     On May 20, 2003, United States Steel Corporation ("US Steel") completed the acquisition of substantially all the integrated steel making assets of National Steel Corporation ("National"), which had filed for Chapter 11 bankruptcy protection in March 2002. Similar to the ISG situation, the acquired National assets are operating with no predecessor legacy liabilities. Furthermore, US Steel may achieve greater synergies not only from the acquired assets, but also from the application of a broad USWA labor agreement it had reached in connection with the National acquisition of its other facilities. Nucor Corporation is the largest domestic steel producers in the United States. With the acquisition of the National and Bethlehem assets, US Steel and ISG, respectively, have become the second-largest and third-largest domestic steel producers. In tin mill products, where Weirton is a major competitor with the second-largest market share of approximately 26%, US Steel's acquisition of National's tin mill facilities (following its acquisition of the former LTV Steel tin operations in 2001) will result in US Steel having an estimated tin market share of approximately 41%.

     On June 18, 2003, a federal bankruptcy court approved Wheeling-Pittsburgh Corporation's ("WPC") plan to emerge from Chapter 11 bankruptcy protection. Previously, the Emergency Steel Loan Guarantee Board ("ESLGB") approved WPC's application for a $250 million federal steel loan guarantee covering part of its financing to emerge from bankruptcy and fund its strategic plan. Subsequently, WPC reached agreement with the USWA on a new labor contract consistent with recent industry trends, and an agreement with the PBGC and others aimed at rescinding the termination of WPC's existing defined benefit pension plan. As a result, after over two and a half years of operating under Chapter 11, WPC implemented a stand alone reorganization plan.

BANKRUPTCY REORGANIZATION

     On May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code (see Note 2 in the accompanying financial statements). Although the petition was "voluntary," the underlying causes leading to the filing stemmed from circumstances which many others in the steel industry, which have also sought bankruptcy protection, face. Despite having achieved nearly $115 million in net cost reductions across a broad front from labor and employment concessions, outside debt restructuring and production efficiencies since the beginning of 2001, we have been unable to overcome the injury caused by record levels of unfairly traded steel imports and a slowing economy that have severely reduced prices, shipments and production. Moreover, significantly higher energy prices and other cost disadvantages that we face in the current environment compounded our problems. The resulting sustained operating losses and negative cash flow heavily damaged our financial condition to the point that we believed we would be unable to recover outside of the bankruptcy process. Furthermore, the pattern of consolidation of capacity by and into larger entities in the steel industry has frustrated our announced strategic objectives to grow our business through targeted acquisitions. At the same time, these developments have presented us with the prospect of competing against reorganized capacity that will be operating, to a great extent, free of the heavy legacy costs that we have been carrying and have been unable to reduce without bankruptcy intervention.

     The Company continues to manage its business as a "debtor-in-possession". As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. In connection with the filing of the Chapter 11 petition and in the course of our proceeding, we have obtained several Court orders that authorized us to pay certain pre-petition liabilities, which has allowed our business to continue without significant interruption.

     On October 7, 2003, Weirton filed a plan of reorganization to emerge from bankruptcy as a stand-alone company by December 31, 2003. On November 13, 2003, the Company filed a modified plan of reorganization. The modified plan is subject to approval by the Court and creditors, new labor contracts with the Company's unions, and obtaining requisite financing. The Company's DIP Facility expires on November 19, 2004, and we are required to achieve confirmation of a satisfactory plan of reorganization by that date. The plan calls for the Company to continue to operate its ironmaking, steelmaking and finishing operations. The Company expects to operate with a substantially lower cost structure by addressing legacy costs and manpower issues as well as raw material costs. Emergence financing guaranteed under the ESLG program, conditionally approved on November 13, 2003, is central to the plan's success. The loan proceeds will be used to fund the costs to emerge from bankruptcy and upgrade mill equipment. The plan of reorganization also states that the Company could be sold to a strategic or financial investor.

RECENT DEVELOPMENTS

     The Company is required to comply with certain financial covenants under its debtor-in-possession financing facility (DIP Facility). One of those covenants requires Weirton to attain increasing amounts of cumulative EBITDAR (earnings before interest expense, income taxes, depreciation and Restructuring Expenses, as defined in the DIP Facility) for specified periods during the term of the DIP Facility and minimum monthly EBITDAR during the last five months of the term. To comply with this covenant the Company has expanded its cost saving plan from the $120 million set as a goal in the first quarter 2003 to approximately $146 million on an annualized basis. On October 21, 2003, the Court approved a further management workforce reduction plan aimed at reducing up to 175 of its 475 exempt positions and designed to save the Company up to $11 million annually. The Company also proposed to reduce up to 800 union represented positions, but the Company is seeking to fix the actual number of affected positions through ongoing collective bargaining with its principal union, the Independent Steelworkers Union. Savings under the expanded plan include active employees wage and benefit reductions, more favorable vendor agreements, spending reductions, operational improvements and reduced legacy costs. While the Company's current year projections anticipate compliance with applicable EBITDAR covenants, those projections depend upon achieving savings from our revised plan, which will require new collective bargaining agreements with our unions and concessions from our vendors. Beginning in January 2004, the Company is required to attain significantly higher EBITDAR under the existing covenant. Because savings from our plan would phase in over time, the Company believes that, even if the agreements and concessions are obtained, our improved results would not comply with the current EBITDAR covenant in January 2004. Failure to comply with that covenant, unless it were modified or waived, would give rise to an Event of Default under the DIP Facility. See Note 3 to the consolidated condensed financial statements relating to the DIP Facility. The Company's plan of reorganization calls for it to emerge from bankruptcy by December 31, 2003 with financing facilities to replace the DIP Facility. As discussed below, the Company has accepted a commitment for those facilities whose definitive terms remain to be negotiated. The Company anticipates that the facilities will contain respective financial covenants whose terms would govern in place of the EBITDAR under the DIP Facility.

     On August 1, 2003, the Company announced the appointment of D. Leonard Wise as chief executive officer and Mark E. Kaplan as president and chief financial officer, and those appointments were confirmed by the Court on August 4, 2003.

     On October 21, 2003, the PBGC filed a complaint to terminate the Company's qualified defined benefit pension plan, effective on that date, and assume responsibility for the pension benefits of approximately 9,200 plan participants, including active, retired and former employees of the Company. On November 7, 2003, the Company consented to the termination of its pension plan and is negotiating with PBGC regarding the resolution of the related liabilities. Effective December 2002, the PBGC had terminated a defined benefit pension plan maintained by National covering the pre-1984 pension benefits of Company employees. Both plans are underfunded on a PBGC termination basis and PBGC insurance benefits limitations are likely to affect a significant number of participants.

     Notwithstanding cost reduction and liquidity improvement steps, the weakness in domestic markets for Weirton's products, in particular its commodity sheet products during the third quarter 2003, resulted in depressed product prices, shipments and order levels. The weak domestic steel market, in addition to higher raw material and energy costs, adversely affected Weirton's operating results and financial position. However during the third quarter of 2003, positive signs that the manufacturing economy is slowly recovering appear to be favorably influencing the sheet product pricing outlook for the near term. The Company's sheet product pricing improved by $20 per ton during the third quarter of 2003. The price increase announcements from major producers are expected to provide an additional $10-$15 per ton increase in the fourth quarter of 2003.

     On November 13, 2003, the ESLGB approved with certain conditions a guarantee to Fleet Capital Corporation with respect to a loan of $145 million to Weirton Steel Corporation. The ESLGB will guarantee repayments of 88% of the principal of the loan. The Company applied to the ESLGB for a guaranty relating to its proposed secured emergence financing in connection with its reorganization. The ESLG program expires on December 31, 2003, unless it is extended, which would require an act of Congress. To receive the benefit of the guaranty, absent any modifications to the current program, the Company would have to emerge from bankruptcy by December 31, 2003. The Company is in discussions with the State of West Virginia and other third parties to determine if they would agree to guarantee or fund a portion of the loan not covered by the ESLGB guaranties.

     On November 14, 2003, Weirton accepted a commitment from Fleet Capital Corporation and Fleet Securities Inc. to provide and arrange through a syndicate of lenders a secured revolving loan facility of up to $200 million and a secured, guaranteed term loan facility of $145 million. The two facilities, each with a term of five years, would serve as the Company's principal financing sources to effect its reorganization plan, emerge from bankruptcy and provide for its fixed and working capital needs. The commitment contemplates: (i) a revolving facility substantially similar in terms and structure to the DIP Facility and its predecessor Senior Credit Facility under which borrowing capacity is determined principally, and is secured primarily, by the Company's inventory and accounts receivable; and (ii) a term loan facility, a portion substantially guaranteed by the ESLGB, which is secured primarily by the Company's real estate, operating and other fixed assets. The term facility provides for escrowing funds dedicated for specified capital projects, amortization of amounts of principal over the term, and possible extension after an initial maturity date. The commitment for the two loan facilities is subject to numerous terms and conditions, including, without limitation, negotiating and entering into satisfactory definitive loan documentation, the ESLGB and State of West Virginia issuing the necessary guarantees, obtaining required approvals and confirmation of a satisfactory plan of reorganization, placing the non-guaranteed portion of the term loan, achieving necessary minimum levels of cost savings, and completing usual and customary matters necessary to close and fund these types of loans.

     As noted, under current law, the latest date for issuance of guarantees by the ESLGB is December 31, 2003. While the Company believes obtaining the commitment for the facilities represents a substantial step supporting achievement of its plan of reorganization, no assurance can be given that the facilities can be definitively structured on the contemplated terms or that the numerous conditions to their completion and funding can be satisfied or waived in the available time.

LIQUIDITY AND CAPITAL RESOURCES

     Total liquidity from cash and financing facilities amounted to $26.2 million at September 30, 2003, as compared to $29.0 million at December 31, 2002. These calculations are based on our DIP Facility and the then effective Senior Credit Facility. Our liquidity has improved primarily as a result of greater borrowing capacity under the DIP Facility and suspension of certain payments, but has worsened as a result of poor operating results. Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Company are stayed while the Company continues to collect pre-petition accounts receivable and operate as a going-concern.

     As of September 30, 2003, the Company had cash and equivalents of $0.4 million compared to $0.2 million as of December 31, 2002.

     The Company's statements of cash flows for the nine months ended September 30 are summarized below:

                                                             2003         2002
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Net cash used by operating activities...................   $(34,894)    $(11,275)
Net cash used by investing activities...................     (3,629)      (6,066)
Net cash provided by financing activities...............     38,677       11,889
                                                           --------     --------
Increase (decrease) in cash.............................   $    154     $ (5,452)
                                                           ========     ========

     Net cash used by operating activities was $34.9 million and $11.3 million during the nine months ended September 30, 2003 and 2002, respectively. Although adverse market conditions continue to prevail in the domestic steel industry, we partially offset the difficult market conditions through the various cost control measures we undertook during 2001, 2002 and 2003 to enhance our operating cash flow by reducing overall operating costs and net working capital investment.

     Net cash used by investing activities primarily included $4.5 million and $6.1 million of capital expenditures for the nine months ended September 30, 2003 and 2002, respectively.

     The $38.7 million in net cash provided by financing activities during the first nine months of 2003 primarily consisted of $132.9 million in borrowings under our DIP Facility and $25.0 million under our DIP Term Loan, which was offset by $115.1 million in net repayments of the Senior Credit Facility. The $11.9 million in net cash provided by financing activities during the first nine months of 2002 consisted of $16.1 million in cash received under vendor financing arrangements implemented in 2001 and net borrowings of $3.6 million under the Senior Credit Facility, which was partially offset by deferred financing fees of $10.6 million.

     At September 30, 2003, the Company had outstanding borrowing of $132.9 million under its DIP Facility, which is presented net of $4.4 million in all available cash from lockboxes. Additionally, the Company utilized $0.5 million under its debtor-in-possession letter of credit sub-facility at September 30, 2003. At December 31, 2002, the Company had borrowed $115.1 million, under the Senior Credit Facility, which is presented net of $5.8 million in available cash from lockboxes. At December 31, 2002, the Company also utilized an additional $0.5 million under its letter of credit sub-facility. After consideration of amounts outstanding under its letter of credit sub-facility, the Company had $26.2 million available for additional borrowing under the DIP Facility at September 30, 2003 and $29.0 million available for additional borrowing under the Senior Credit Facility at December 31, 2002.

     The DIP Facility replaced the Senior Credit Facility, of which approximately $154.6 million was outstanding on the petition filing date. As required by the DIP Facility, the DIP term loan facility of $25.0 million was drawn down to repay a portion of the initial revolving borrowings under the DIP Facility.

     The DIP Facility is our exclusive source of outside financing during our bankruptcy case. Depending upon anticipated pricing improvements during the fourth quarter, and the Company's ability to implement its expanded cost savings plan and build satisfactory trade credit, and assuming that we remain in compliance with our covenants, we estimate that the DIP Facility should provide sufficient liquidity for our planned operations for the duration of our current fiscal year. See Note 3 to the Unaudited Consolidated Condensed Financial Statements and "Recent Developments" in this report for additional information concerning the terms of the DIP Facility. However, we can give no assurance that we will be able to effectively implement our expanded cost savings plan, or that if the implementation of the expanded cost savings plan will result in the savings contemplated by the plan, that we will succeed in building satisfactory trade credit, that the DIP Facility will be sufficient to meet our financing needs for the remainder of the year or that we will be able to obtain any additional financing.

     Our modified reorganization plan filed on November 13, 2003, under which the Company seeks to emerge from bankruptcy by year end, also contemplates financing to repay the DIP Facility and fund future operations. See "Recent Developments."

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2002

     In the third quarter of 2003, the Company recognized a net loss of $37.2 million or $0.88 per diluted share. Additionally, during the third quarter of 2003, the Company had $5.4 million in bankruptcy reorganization expenses. The third quarter 2003 charges were partially offset by the sale of excess nitrogen oxide (NOX) allowances for $1.8 million. This compares with a net loss of $12.7 million, or $0.30 per diluted share for the third quarter of 2002.

     Net sales in the third quarter of 2003 were $271.2 million, a decrease of $2.6 million, or 1%, from the third quarter of 2002. Total shipments in the third quarter of 2003 were 626 thousand tons, an increase of 47 thousand tons, or 8%, from the third quarter of 2002 shipments of 579 thousand tons.

     Tin mill product net sales for the third quarter of 2003 were $130.6 million, an increase of $15.9 million from the third quarter of 2002. Shipments of tin mill product in the third quarter of 2003 were 222 thousand tons, compared to 194 thousand tons in the third quarter of 2002. The increase in tin mill product revenue is due to an increase in our market share in higher value-added tin products.

     Sheet product net sales for the third quarter of 2003 were $140.6 million, a decrease of $18.5 million from the third quarter of 2002. Shipments of sheet product in the third quarter of 2003 were 404 thousand tons compared to 385 thousand tons in the third quarter of 2002. The decrease in sheet product revenue resulted from a decrease in product selling price.

     Cost of sales for the third quarter of 2003 were $280.9 million, or $449 per ton, compared to $262 million, or $453 per ton, for the third quarter of 2002. The decrease in cost of sales per ton was primarily attributable to the Company's savings initiatives, partially offset by an increase in the Company's raw material and energy costs in addition to higher pension costs.

     Selling, general and administrative expenses for the third quarter of 2003 were $4.3 million, a decrease of $2.7 million from the third quarter of 2002. As part of its operating cost savings plan, the Company has continued to reduced its management workforce, resulting in lower selling, general and administrative expenses.

     The Company uses production variable depreciation to calculate depreciation expense. During the third quarter of 2003, the Company had a scheduled hot mill furnace outage, which reduced the production of hot bands, resulting in a decrease in the amount of depreciation expense, taken on a unit of production basis, by $0.3 million compared to the third quarter of 2002. In addition, we had assets that became fully depreciated in 2002 and we have reduced our spending on capital additions.

     The Company incurred reorganization costs of $5.4 million during the third quarter of 2003 related to its on-going Chapter 11 reorganization. The costs consisted primarily of professional fees.

     The Company's income from unconsolidated subsidiaries of $0.5 million during the third quarter of 2003 was mainly attributable to WeBCo, which sells excess and secondary sheet products.

     Interest expense decreased $0.2 million in the third quarter of 2003 when compared to the same period in 2002. The decrease is a result of the exchange offers that were completed in the third quarter of 2002 and after filing for Chapter 11 protection during the second quarter of 2003, the Company no longer accrues for interest expense on unsecured and under-secured debt. If the Company continued to accrue contractual interest on unsecured and under-secured debt, interest expense would have increased by $1.0 million.

     Third quarter 2003 other income was unchanged compared to the same period in 2002. During the third quarter of 2003, the Company sold excess nitrogen oxide (NOX) allowances for $1.8 million. During the third quarter of 2002, the Company received a $1.9 million legal settlement from one of its suppliers.

     The Company recorded no income tax benefit in the third quarter of either 2003 or 2002. Continuing losses and the Company's voluntary bankruptcy petition have raised doubts about the Company's ability to continue to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. Therefore, deferred tax assets generated in the third quarter of 2003 and in the third quarter of 2002 were offset by valuation allowances.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2002

     In the first nine months of 2003, the Company recognized a net loss of $156.2 million, or $3.71 per diluted share, which included an extraordinary gain related to the early extinguishment of debt of $6.8 million, or $0.16 per diluted share. Additionally, the first nine months of 2003 included a $2.1 million charge related to the write-off of deferred financing fees, a $4.1 million charge due to the write-down of certain fixed assets, $8.0 million of bankruptcy reorganization expenses and a pension curtailment charge of $38.8 million related to a freeze of further benefit accruals under the Company's defined benefit pension plan. The first nine months of 2003 charges were partially offset by an extraordinary gain on early extinguishment of debt of $6.8 million, the sale of excess nitrogen oxide (NOX) allowances for $3.1 million, the reduction in interest expense related to the debt exchange offers completed in 2002 and the May 19, 2003 Chapter 11 bankruptcy filing. This compares with a net loss of $93.1 million, or $2.22 per diluted share, for the first nine months of 2002, which included an extraordinary gain on the early extinguishment of debt of $0.2 million, the sale of excess nitrogen oxide (NOX) allowances for $4.4 million, the sale of stock received upon the demutualization of an insurer for $3.2 million, a tax refund of $3.5 million, and a legal settlement of $1.9 million. The Company also incurred an Other Comprehensive Loss of $15.3 million in the first nine months of 2003 as a result of the pension plan's accumulated benefit obligation exceeding plan assets

     Net sales in the first nine months of 2003 were $774.1 million, a increase of $13.3 million, or 2%, from the first nine months of 2002. Total shipments in the first nine months of 2003 were 1,702 thousand tons, a decrease of 22 thousand tons, or 1%, from the first nine months of 2002 shipments of 1,724 thousand tons.

     Tin mill product net sales for the first nine months of 2003 were $384.0 million, an increase of $33.1 million from the first nine months of 2002. Shipments of tin mill product in the first nine months of 2003 were 649 thousand tons, compared to 588 thousand tons in the first nine months of 2002. The increase in tin mill product revenue is due to an increase in our market share in higher value-added tin products.

     Sheet product net sales for the first nine months of 2003 were $390.1 million, a decrease of $19.8 million from the first nine months of 2002. Shipments of sheet product in the first nine months of 2003 were 1.05 million tons, compared to 1.11 million tons in the first nine months of 2002. The decrease in sheet product revenue resulted from a decrease in volume, partially offset by an increase in sheet product selling prices.

     Cost of sales for the first nine months of 2003 were $810.8 million, or $476 per ton, compared to $773.1 million, or $448 per ton, for the first nine months of 2002. The increase in cost of sales per ton was primarily attributable to an increase in the Company's raw material and energy costs in addition to higher pension costs, partially offset by the Company's savings initiatives.

     Selling, general and administrative expenses for the first nine months of 2003 were $16.3 million, a decrease of $3.3 million from the first nine months of 2002. As part of its operating cost savings plan, the Company continued to reduce its management workforce, resulting in lower selling, general and administrative expenses.

     The Company uses production variable depreciation to calculate depreciation expense. During the first nine months of 2003, the Company had a scheduled hot mill furnace outage, which reduced the production of hot bands, resulting in a decrease in the amount of depreciation expense, taken on a unit of production basis, by $3.3 million compared to the first nine months of 2002. In addition, we had assets that became fully depreciated in 2002 and we have reduced our spending on capital additions.

     During February 2003, the Company's unionized employees ratified new labor agreements which, among other things, provided for a freeze of further benefit accruals under the Company's defined benefit pension plan as of May 2003. The Company applied the same freeze to its non-unionized workforce. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension

Plans and for Termination Benefits," the Company recognized a pension curtailment charge of $38.8 million. The curtailment charge reflects the full recognition of the unrecognized prior service cost and transition obligation, because all benefit accrual associated with expected future years of service has been eliminated. As noted elsewhere, the Company was notified in October 2003 by the PBGC that it would seek to terminate the pension plan in question.

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

     The Company incurred reorganization costs of $8.0 million during the first nine months of 2003, consisting primarily of professional fees related to its on-going Chapter 11 reorganization.

     The Company's loss from unconsolidated subsidiaries of $0.1 million during the first nine months of 2003 was mainly attributable to WeBCo, which sells excess and secondary sheet products.

     Interest expense decreased $10.9 million in the first nine months of 2003, compared to the same period in 2002. The decrease is a result of the exchange offers that were completed in the third quarter of 2002 and, after filing for Chapter 11 protection during the third quarter of 2003, the Company no longer accrues for interest expense on unsecured and under-secured debt. If the Company continued to accrue contractual interest on unsecured and under-secured debt, interest expense would have increased by $1.5 million.

     During the first nine months of 2003 other income decreased $10.2 million, compared to the same period in 2002. During the first nine months of 2003, the Company recognized a $4.1 million charge due to the write-down of certain fixed assets. During the first nine months of 2002, the Company sold excess nitrogen oxide (NOX) allowances for $4.4 million, received approximately $3.2 million from the sale of stock received as a result of demutualization of an insurer and the received a $1.9 million legal settlement from one of its suppliers.

     The Company recorded no income tax benefit in the first nine months of 2003. Continuing losses and the Company's voluntary bankruptcy petition have raised doubts about the Company's ability to continue to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. During the first nine months of 2002, the Company received an income tax refund of $3.5 million as a result of the Job Creation and Worker Assistance Act of 2002.

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

     Pensions and Other Postemployment Benefits: Pension and other postemployment benefit ("OPEB") expenses are based on, among other things, assumptions of the discount rate, estimated return on plan assets, wage and salary increases, the mortality of participants, and the current level and escalation of health care costs in the future. Historically, on an annual basis, management has determined the assumptions to be used to compute pension and OPEB expense and pension contributions based on discussions with the Company's actuaries and other advisors. Changes in the factors discussed above and differences between actual and assumed changes in the present value of liabilities or assets and whether the Company continues to provide the type of benefit in question could cause annual expense or contributions to increase or decrease materially from year to year.

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

     The financial statements presented in this report have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. Implementing a plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. The financial statements have be prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. Also in accordance with SOP 90-7, interest will no longer be accrued on any unsecured or undersecured debt.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteris-tics of both Liabilities and Equity." The Statement requires the Company to classify a financial instrument within its scope as a liability (or an asset in some circumstances). These include certain financial instruments that a) are mandatorily redeemable, b) embody an obligation to repurchase the Company's equity shares or c) embody an obligation that the Company must or may settle by issuing a variable number of its equity shares. The provisions of SFAS No. 150 were effective as of the first interim period beginning after June 15, 2003. For further discussion refer to Note 8 to the consolidated condensed financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 requires the primary beneficiary to consolidate certain variable interest entities ("VIEs"). The primary beneficiary is generally defined as one having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46 is not applicable to the financial position or results of operations of the Company.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure; Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to provide more frequent and more prominent disclosure. The Company has adopted both the annual and interim disclosure provisions of SFAS 148, and these disclosures are properly included in the notes to these consolidated condensed financial statements. The Company is not changing to the fair value based method of accounting for stock-based employee compensation. Therefore, the transition provisions are not applicable.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures and clarifies the accounting related to a guarantor's obligation in issuing a guarantee. The interim disclosures required by FIN 45 are included in Note 7 to the consolidated condensed financial statements. The adoption of FIN 45 is not expected to have a material effect on the financial position or results of operations of the Company.

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

      - our ability to meet the conditions of the ESLGB guarantee;

      - our ability to operate pursuant to the terms of the DIP Facility and to satisfy the covenants under the DIP Facility;

      - our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding from time to time;

      - our ability to negotiate, prosecute, confirm and consummate a plan of reorganization with respect to our Chapter 11 case;

      - risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have in order to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert our case to a Chapter 7 case;

      - our ability to obtain and maintain normal terms with vendors and service providers;

      - our ability to maintain contracts that are critical to our operations;

      - our ability to maintain the services of managers and other key employees;

      - our ability to maintain commercial position with strategic customers;

      - the potential adverse impact of the Chapter 11 case on our liquidity or results of operations; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations consume large amounts of natural gas and blast furnace coke. Global demand for coke is high. China, the largest exporter of coke, is producing less and consuming more coke, resulting in a 3.0 million ton reduction in exports for 2003. Domestic coke has a 3.0 million ton deficit (demand is greater than supply) for 2003, caused by recent blast furnace start-ups and coke plant closures. Domestic coke prices rose over $20 per ton from 2002 to 2003. At normal consumption levels, a $1.00 per ton change in our coke costs would result in an estimated $0.3 million change in our quarterly operating costs.

     In 2003 domestic natural gas prices have increased significantly from 2002. At normal consumption levels, a $1.00 per mcf change in domestic natural gas prices would result in an estimated $4.1 million change in our normal operating costs for the quarter. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's pretax loss of approximately $2.6 million. The Company has entered into a number forward purchase contracts for natural gas for delivery between November 2003 and October 2004. For those contracts, a $1.00 per mcf change in price could require the Company to provide approximately $8.0 million of collateral, based upon the provisions of the agreements with our suppliers. For the quarters ended September 30, 2003 and 2002, the average price of natural gas consumed by the Company was $6.24 per mcf and $3.65 per mcf, respectively, for a total cost of $25.6 million and $15.3 million, respectively.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 19, 2003, Weirton filed a voluntary petition with the Court under Chapter 11 of the Bankruptcy Code (Chapter 11 Case No. 03-1802) in the United States Bankruptcy Court for the Northern District of West Virginia. Weirton remains in possession of its assets and properties, and continues to operate its business and manage its properties as a debtor-in-possession, as permitted by Sections 1107(a) and 1108 of the Bankruptcy Code. We are following normal bankruptcy procedures with the Court.

     Weirton, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions is subject to automatic stay by Weirton's Chapter 11 filing. Weirton believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 2003 or the date of this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 16, 2003, the Company issued and contributed 380,000 shares of Series D Preferred Stock, par value $0.10 per share, to its 1989 ESOP as required under amendments to collective bargaining agreements reached with unions earlier in the year. No cash proceeds were received in the transaction. The Company believes the issuance was exempt from registration requirements of the Securities Act of 1933 by reason of the operation of Section 4 (2) of that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On May 19, 2003, Weirton filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. This event constituted an Event of Default under the then existing Senior Credit Facility and under the terms of our other indebtedness reflected in Note 3 of the consolidated condensed financial statements, either independently or by reason of cross-default provisions. In accordance with the order of the Court, the Senior Credit Facility was re-financed with the proceeds of the DIP Facility. The entitlements and claims of creditors under such other indebtedness are subject to the resolution of the bankruptcy process.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit 3.1 -- Certificate of the Designation, Powers, Preferences and Rights of the Exchangeable Redeemable Preferred Stock Series D

        Exhibit 10.1 -- Employment Agreement between D. Leonard Wise and the Company dated August 7, 2003.

        Exhibit 10.2 -- Employment Agreement between Mark E. Kaplan and the Company dated August 7, 2003.

        Exhibit 10.3 -- Summary of the Key Employee Retention Program approved by the Court on August 25, 2003.

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

     (b) Reports on Form 8-K

     Weirton filed the following Current Reports on Form 8-K with the Securities and Exchange Commission since the end of its second quarter:

        1. August 15, 2003 -- Item 9, Monthly Operating Report for the period July 1, 2003 to July 31, 2003, as filed with the Bankruptcy Court.

        2. September 15, 2003 -- Item 9, Monthly Operating Report for the period August 1, 2003 to August 31, 2003, as filed with the Bankruptcy Court.

        3. October 16, 2003 -- Item 9, Monthly Operating Report for the period September 1, 2003 to September 30, 2003, as filed with the Bankruptcy Court.

        4. October 21, 2003 -- Item 5, Pension Benefit Guaranty Corporation's notification of the termination of Weirton Steel Corporation Retirement Plan.

        5. October 22, 2003 -- Item 9, Amendment 1 to the Monthly Operating Report for the period September 1, 2003 to September 30, 2003, as filed with the Bankruptcy Court.

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

November 14, 2003