Form 10-K
period 2003-12-31
WEIRTON STEEL CORP
filed 2004-04-14
CIK 849979

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

              Common Stock, Par Value $0.01 Per Share OTC Bulletin Board Preferred Stock, Series C Convertible OTC Bulletin Board
                Redeemable, Par Value $0.10 Per Share
              11 3/8% Notes due 2004                    OTC Bulletin Board
              10 3/4% Notes due 2005                    OTC Bulletin Board
              10% Senior Secured Notes due 2008         OTC Bulletin Board

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No: [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

    Based on the closing price as of June 30, 2003 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2,524,640. (The foregoing calculation includes shares allocated under the Registrant's 1984 and 1989 Employee Stock Ownership Plans to the accounts of employees who are not otherwise affiliates.)

    The number of shares of Common Stock ($.01 par value) of the Registrant outstanding as of April 14, 2004 was 42,279,313.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain portions of the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A (filed within 120 days after the end of the fiscal year covered hereby) in connection with the Registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

================================================================================

                                TABLE OF CONTENTS

                                      ITEM

                                                                             PAGE
                                                                             ----
PART I
       1.  Business                                                            6
       2.  Properties                                                         15
       3.  Legal Proceedings                                                  17
       4.  Submission of Matters to a Vote of Security Holders                17

PART II

       5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                17
       6.  Selected Financial Data                                            18
       7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          20
      7A.  Quantitative and Qualitative Disclosures About Market Risk         28
       8.  Financial Statements and Supplementary Data                        29
       9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           29
      9A.  Controls and Procedures                                            30

PART III
       10. Directors and Executive Officers of the Registrant                 30
       11. Executive Compensation                                             30
       12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         30
       13. Certain Relationships and Related Transactions                     30
       14. Principal Accounting Fees and Services                             30

PART IV
       15. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                        31

SIGNATURES                                                                    33

EXHIBIT INDEX                                                                 34

FINANCIAL STATEMENT SCHEDULES                                                 39

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

     - our ability to operate pursuant to the terms of our Debtor-in-Possession Loan Facility (the "DIP Facility") and to satisfy the covenants or obtain waivers of the covenants under the DIP Facility and various other financing obligations;

     - our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding from time to time;

     - our ability to negotiate, prosecute, confirm and consummate any plan of reorganization with respect to our Chapter 11 case;

     - risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have in order to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert our case to a Chapter 7 case;

     - our ability to sell in connection with our Chapter 11 case;

     - our ability to obtain and maintain normal terms with vendors and service providers;

     - our ability to maintain contracts that are critical to our operations;

     - our ability to maintain the services of managers and other key employees;

     - our ability to maintain commercial position with strategic customers; and

     - the potential adverse impact of the Chapter 11 case on our liquidity or results of operations.

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

     - intense competition, low-cost domestic steel producers, imports (especially unfairly-traded imports) and substitute materials;

     - whether Weirton will continue to operate under its current organizational structure;

     - the effects of the steel industry consolidation and how it relates to Weirton;

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

                                     PART I

ITEM 1. BUSINESS

OUR BUSINESS

     We are a major integrated producer of flat-rolled carbon steel with principal product lines consisting of tin mill products ("TMP") and sheet products. TMP includes tin plate, chrome coated and black plate steels and are consumed principally by the container and packaging industry for food cans, general line cans and closure applications, such as caps and lids. shipments of TMP accounted for 48% of revenue and 37% of tons shipped in 2003 compared to 46% of revenue and 35% of tons shipped in 2002 and 49% of revenue and 36% of tons shipped in 2001. Sheet products include hot and cold rolled and both hot-dipped and electrolytic galvanized steel and are used in numerous end-use applications, including among others the construction, appliance and automotive industries. Sheet products accounted for 52% of revenue and 63% of tons shipped in 2003 and 54% of revenue and 65% of tons shipped in 2002 compared to 51% of revenue and 64% of tons shipped in 2001.

     We are a Delaware corporation formed in 1982 with our offices and production facilities located in Weirton, West Virginia. We and our predecessor companies have been in the business of making and finishing steel products for over 90 years. From 1929 to 1984, our business was operated as the Weirton Steel Division of National Steel Corporation ("National"). We acquired our principal operating assets from National in January 1984 and became a publicly traded company in June 1989.

     As an integrated steel producer, we produce carbon steel slabs in our primary steel making operations from raw materials to industry and customer specifications. In primary steel making, iron ore pellets, coke, limestone and other raw materials are consumed in blast furnaces to produce molten iron or "hot metal." We then convert the hot metal into liquid steel through basic oxygen furnaces where impurities are removed, recyclable scrap is added and the metallurgy of the product is customized and tested. Our basic oxygen process, or "BOP," shop is one of the largest in North America, employing two vessels, each with a steel making capacity of 360 tons per heat. Liquid steel from the BOP shop is then formed into slabs through our multi-strand continuous caster. The slabs are then reheated, reduced and finished into coils at our hot strip mill and, in many cases, further cold reduced, plated or coated at our downstream finishing operations. Our hot strip mill is one of the best in North America for the production of tin mill product substrate and one of the few in the industry that is capable of rolling both carbon and stainless steel substrate. See "Properties."

     From primary steel making through finishing operations, our assets are focused on the production of tin plate, which is typically light gauge, narrow width strip. We believe that our rolling and finishing equipment is near "best in class" in the production of light gauge strip used in the manufacture of TMP and other value-added products. Although, as a result of its 48" strip width limitation, Weirton is not a full line supplier of sheet products to certain markets such as automotive and appliance, our narrower strip capacity allows us to produce light gauge products more efficiently than larger integrated producers with rolling mills up to 80" in width. Consumers of light gauge, narrow width sheet products recognize our commitment to these products and our reliability of supply, which enhances the stability of our customer base. In addition, our wide range of coatings, including galvanized, galvanneal, electro and galfan, is designed to meet the needs of our demanding and diverse customer base.

BANKRUPTCY PROCEEDINGS

     On May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of West Virginia (the "Court"). Weirton continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. In connection with the filing of the Chapter 11 petition, Weirton has obtained Court orders that authorize it to pay certain pre-petition liabilities (such as employee wages and benefits, certain taxes and certain interest on senior secured indebtedness) and to take certain actions intended to preserve the going concern value of the business and enhance the prospects of reorganization. In addition, Weirton has obtained Court orders that authorized us to pay certain pre-petition liabilities for critical raw materials.

     On October 7, 2003, Weirton filed a plan of reorganization to emerge from bankruptcy as a stand-alone company which was modified on November 13, 2003. The plan was subject to numerous conditions and uncertainties, including, among other things, approval of its terms by the Court and creditors, achieving new labor contracts with the Company's unions, and obtaining requisite financing and certain federal guarantees.

         On October 21, 2003, the Pension Benefit Guaranty Corporation ("PBGC") filed a complaint to terminate as of that date , the Company's funded defined benefit pension plan. On November 7, 2003, the Company consented to the termination of its pension plan and the PBGC assumed all assets and liabilities of the Plan as of that date. As a result, the Company's benefit obligations for purposes of Statement of Financial Accounting Standard ("SFAS") 87 accounting have been eliminated. The Company's accrued pension cost, which was $221 million as of December 31, 2002, has been eliminated. However, the PBGC has filed a claim against the Company in bankruptcy court for $825.1 million, equal to the PBGC's estimate of the unfunded benefit liability. The Company has recorded pension obligations of $825.1 million as part of liabilities subject to compromise as of December 31, 2003. The Company anticipates that this claim will be resolved in the course of bankruptcy proceedings.

     On November 14, 2003, a group of lenders extended, and the Company accepted, a commitment, subject to customary conditions, to provide financing to consummate the reorganization plan, and December 16, 2003 was established as a hearing date for confirmation of the reorganization plan by the Court. However, on December 8, 2003, the Company announced that the confirmation hearing would be postponed indefinitely.

     As of December 31, 2003, the Company, was in violation of two restrictive financial covenants under its DIP Facility, resulting in Events of Default. See
Note 6 of the December 31, 2003 audited financial statements for a more detailed discussion of the terms and provisions of the DIP Facility. Due to the cumulative nature of these covenants, violations also occurred in January and February of 2004, and the Company anticipates that violations will continue on a monthly basis going forward. Additionally, in January and February of 2004, the Company violated a third restrictive covenant and also anticipates that it will violate that covenant on an ongoing monthly basis. Following approval by the Court on April 5, 2004 and the payment of required fees, waivers negotiated by the Company with the DIP Facility lenders became effective covering the Events of Default for the period through January 2004. As noted, unless the covenants are amended, additional waivers will be necessary for the duration of the DIP Facility. The Company can give no assurances that such waivers can be obtained or approved or what their terms will include. Due to the covenant violations discussed above, the Company is in cross default of its $27.7 million Vendor Financing obligation and $2.8 million 6 1/4% Term Loan.

     In light of operating difficulties ensuing at year-end (discussed below) and its inability to reach satisfactory labor agreements with its principal union, which agreements were vital to carrying out any plan of reorganization and obtaining necessary financing, the Company determined it could not consummate a standalone reorganization plan. As a result, the Company pursued the alternative of an asset sale.

     On February 18, 2004, the Company announced that it had reached a definitive agreement and as of February 25, 2004, it entered into an Amended and Restated Asset Purchase Agreement ("APA") with ISG Weirton Inc. and its parent corporation, Cleveland-based International Steel Group (individually or with its subsidiary ISG Weirton, Inc. "ISG"), pursuant to which the Company agreed to sell substantially all its assets to ISG Weirton, Inc.for approximately $255.0 million, subject to purchase price adjustments in the APA, consisting of cash and the assumption of certain liabilities. The transaction is subject to Court approval and other conditions, including consideration of higher or otherwise better offers. If approved and if all conditions precedent are met or if not met, waived, the sale under the APA could be completed in the second quarter of 2004. On March 8, 2004, the Court approved certain bidding procedures, establishing April 6 as the deadline for competing bids to be received, April 12 for an auction if competing bids were received. The APA entitles ISG, in the event that it is not the successful bidder, and subject to certain other conditions, to be paid expense reimbursements and break up fees aggregating $5.24 million. To cover the payments and provide additional consideration of $1.0 million to the Company, any competing bid was required to be at least $6.24 million above the ISG offer to purchase the assets that are the subject of the APA.

     On February 26, 2004, the Company's wholly owned subsidiary, FW Holdings, Inc., which holds a capital lease for the steam and power generation facilities used in the Company's operations, filed a voluntary petition with the Court under Chapter 11. Also on February 26, 2004, another wholly owned subsidiary of the Company, Weirton Venture Holdings Corporation, which holds a 50% interest in WeBCo International, LLC, filed a voluntary petition under chapter 11 of the Bankruptcy Code. Both of these cases are being jointly administered with the bankruptcy case of the Company, and both of these subsidiaries are required to sell all or substantially all of their assets pursuant to the APA.

         On April 6, 2004, JP Morgan Trust Company, NA, in its capacity as trustee under the Company's 10% Senior Notes due 2008 and Secured Pollution Control Revenue Bonds of the City of Weirton, WV submitted on behalf of certain named directing holders of those securities a credit bid letter to purchase, subject to the terms and conditions of the letter, and an accompanying form of Asset Purchase Agreement, substantially all the assets of the Company and its subsidiaries for a total consideration of approximately $261.24 million (the "Noteholders' Bid"). A meeting of the Company's Board of Directors has been called for April 15, 2004 to consider the Noteholders' bid and the terms of the APA with ISG, including any intervening amendments to either, and to make recommendations to the Court for a hearing scheduled for April 14, 2004 to determine a winning bid.

         If the Company is unable to either complete the sale of the Company's assets or continue with the plan of reorganization, it may be forced into Chapter 7 liquidation.

RECENT BUSINESS DEVELOPMENTS

         The Independent Steelworkers Union ("ISU"), which represents our production and maintenance workers, clerical workers and nurses, gave written notice to the Company, on April 3, 2004, of termination of existing labor agreements with that union. The termination provisions of the labor agreements covering the ISU provide that the agreements terminate at the expiration of sixty (60) days after either party gives written notice of termination to the other party.

         Business conditions for 2003 remained challenging for the industry and very difficult for the Company. The Company was adversely affected by the numerous related effects of its bankruptcy, including declining liquidity, vendor supply issues, management changes and the efforts required for unsuccessful attempts to implement its reorganization plan by year end.

         Although supported by tariffs on a broad range of steel products imposed by the Bush Administration in March 2002 under Section 201 of the Trade Practices Act of 1974, selling prices for commodity products such as hot roll showed no significant improvement until late in 2003. Moreover, producers faced accompanying increases in the costs of essential raw materials, including natural gas, iron, scrap and coke so there was little opportunity for margin improvement. Finally, in December 2003, after a mid-term review by the International Trade Commission ("ITC"), the Administration terminated the
Section 201 tariff program.

         Although the broader tariff program ended, the effects of several trade cases on products important to the Company's business remain. In particular, in February 2004, the ITC upheld on appeal an earlier decision that Japanese producers sold TMP in domestic markets at prices that violated federal trade law and injured the domestic steel industry. That ruling ensures that a 95% duty on Japanese TMP, imposed in 2000, will continue at least through 2005

         Despite the removal of tariffs, prices, particularly of commodity products, continued to rise significantly into 2004, influenced primarily by world trade conditions. In particular, surging demand for steel and related raw materials in China have reduced levels of imported steel and, combined with improving manufacturing rates in the United States, permitted domestic producers to implement substantial price increases and surcharges. However, they have also resulted in a world wide shortage of coke, a condition which was aggravated seriously for domestic producers in December 2003 by an accident in a mine supplying metallurgical coal (used in manufacturing coke) to the Company's primary coke supplier. As a result, that supplier placed the Company and other customers on reduced allocations of coke for an uncertain period, possibly into mid 2004. In response to the shortage of coke, the Company began reducing its operations during January 2004, which included idling the smaller of its two blast furnaces. The Company normally utilizes approximately 1.2 million tons of coke in its two blast furnace operation. Although deliveries from the affected supplier began to approach normal volumes in March 2004, in the intervening time, the Company was not able to replace the lost coke volumes in the spot market, compounding its diminished coke supply.

         Due to the coke shortage, in January 2004, after reserves were exhausted, the Company began to reduce iron and steelmaking and certain related finishing operations and to effect temporary layoffs. While they exist, these operating reductions will offset, to some substantial degree, improvements in the Company's liquidity and financial condition that would be expected from improved selling prices.

PRINCIPAL PRODUCTS AND MARKETS

     We have two principal product lines consisting of TMP and sheet steel products.We had a tolling agreement with a stainless steel producer to convert stainless slabs into stainless coils at our hot strip mill, however on October 10, 2003 the customer indicated that service under the tolling agreement would be terminated in mid-January 2004.. The percentages of our total revenues (excluding tolling revenues, which are not material to total revenue and have historically been reported as a reduction of cost of sales) derived from the sale of tin mill products and sheet steel products for each year in the five-year period ended December 31, 2003 are shown on the following table. Total revenues include the sale of "secondary" products, which principally include those products not meeting prime specifications.

                      1999   2000   2001   2002   2003
                      ----   ----   ----   ----   ----
Tin mill products..    41%    39%    49%    46%    48%
Sheet products.....    59     61     51     54     52
                      ---    ---    ---    ---    ---
     TOTAL.........   100%   100%   100%   100%   100%
                      ===    ===    ===    ===    ===

     As illustrated by the following table, our shipments have historically been concentrated within five major markets: steel service centers, containers, pipe and tube manufacturers, construction and converters.

                          PERCENT OF TOTAL TONS SHIPPED

       MARKETS            1999   2000   2001   2002   2003
-------------------       ----   ----   ----   ----   ----
Service centers........    34%    36%    33%    35%    44%
Containers/packaging...    27     25     29     25     28
Pipe and tube..........    11     11     12     13      8
Construction...........     7      8     10      9      8
Converters.............    12     12      9     12      6
Electrical equipment...     1      1      2      2      1
Automotive.............     1      1      1      1      1
All other..............     7      6      4      3      4
                          ---    ---    ---    ---    ---
                          100%   100%   100%   100%   100%
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

     Containers/Packaging. The vast majority of our shipments to the container market are concentrated in TMP, which are utilized extensively in the manufacture of food, aerosol and general line cans. Shipments in the container industry are directly to the can manufacturers who provide engineered cans for soup, vegetables, pet food, seafood, paint and other packaging requirements.

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

    The following chart shows our product mix based on tons shipped in 2002 and 2003.

                 TONS SHIPPED  % OF 2002   TONS SHIPPED  % OF 2003
   PRODUCTS         IN 2002      SALES         2003        SALES    CHARACTERISTIC       END-USE CUSTOMERS
-------------    ------------  ---------   ------------  ---------  --------------    -----------------------
TIN MILL            808,000       46%           863,000      48%    Light gauge       Food can manufacturing,
PRODUCTS         ==========      ===         ==========     ===     Tin/chrome        general container
(FULL                                                               coated            packaging
RANGE)(1)                                                                             and other specialty
                                                                                      metal fabricators
SHEET
PRODUCTS(1)

  Hot rolled        681,000       20%           803,000      28%    Unfinished/semi-  Construction, steel
                                                                    finished surface  service centers, pipe
                                                                                      and tube manufacturers
                                                                                      and converters

  Cold rolled       213,000        7%           180,000       6%    Finished surface  Construction, steel
                                                                                      service centers,
                                                                                      commercial equipment
                                                                                      and container market

  Galvanized        595,000       27%           505,000      18%    Anti-corrosive    Electrical,
                 ----------      ---         ----------     ---     coatings          construction,
                                                                                      automotive, container,
                                                                                      appliance and steel
                                                                                      service center
  Total Sheet     1,489,000       54%         1,488,000      52%
    Products     ==========      ===         ==========     ===

(1) Includes secondary products.

     Our products are sold primarily to customers within the eastern half of the United States. A substantial portion of our revenue is derived from long-time customers, although we actively seek new customers and new markets for our products. During 2003, our largest 10 customers (including steel service centers and strip converters) accounted for approximately 52% of our sales. Most of our service center and converter business eventually serves the construction market (doors and roof panels), furniture and appliance markets and some automotive markets.

     Total revenue from sales of tin and sheet products to customers in the United States, excluding exports, was $1,023.6 million, $1,009.6 million and $922.7 million in 2003, 2002 and 2001, respectively. We derive a portion of our tin mill product shipments from exports, primarily to Canada and Mexico. Revenue from export sales totaled $34.2 million, $26.4 million and $37.7 million in 2003, 2002 and 2001, respectively. This amounts to 7%, 5% and 8% of total tin mill revenue and 3%, 3% and 4% of total revenue in 2003, 2002 and 2001, respectively. We have not exported sheet products during the last three years.

     Our backlog of unfilled orders at April 2, 2004 was 375,000 net tons and at April 21, 2003 was 440,000 net tons, most of which we expect to be filled within the year.

     In addition to utilizing manufacturing service centers for sales, we sell our products through our direct mill sales force of approximately 11 persons. Our products are primarily sold through salaried employees who operate from corporate headquarters and regional locations. The sales organization is closely linked with our technical service personnel who assist in product engineering and development. To supplement our traditional sales force, since October 1996, we have sold non-prime products over the Internet.

TIN MILL PRODUCTS

     Tin mill products represent a significant share of our total sales. In 2003, tin mill products represented 48% of total sales as compared to 46% in 2002 and 49% in 2001. During 2003, our market share increased to approximately 25% from 24%.

     Our tin mill products comprise a full range of light gauge steels, including black plate, tin coated steel and electrolytic chromium coated steel. The tin mill products market is primarily directed at sanitary food, aerosol and general line cans, and the demand for tin mill products in the United States is approximately 4.0 million tons per year. Annual domestic production capacity is approximately 4.0 million tons. The number of domestic producers of tin mill products is relatively limited. Significant capital requirements and product qualifications established by customers represent barriers to entry by new producers. Worldwide, almost all tin plate is produced using the basic oxygen furnace process due to critical metallurgical constraints.

     The following table provides information concerning our shipment of tin mill products relative to the domestic industry for the periods shown, reflecting the latest available market share data.

   TIN MILL PRODUCT SHIPMENTS      1999    2000    2001    2002    2003
-------------------------------   ------  ------  ------  ------  ------
                                          (IN MILLIONS OF TONS)
Tin mill product domestic
 industry shipments(1).........    3.8      3.7     3.2     3.4     3.5
Weirton shipments (1)..........    0.8      0.7     0.8     0.8     0.9
Weirton market share...........     21%      19%     25%     24%     25%

----------
(1) Includes secondary products.

In 2003, over 80% of our tin mill product sales were to can manufacturing and packaging companies, most of which establish in advance by contract a substantial amount of their annual requirements. The balance of our tin mill product sales is to manufacturers of caps and closures and specialty products ranging from film cartridges, oil filters and battery jackets to cookie sheets and ceiling grids. Our facilities are located near many of our major customers, with over one-third of our output delivered to customers whose facilities are on or contiguous to our property in Weirton, West Virginia. Representative customers of our tin mill products include: Crown Cork & Seal, Ball Corp., United States Can, B-Way Corp., Impress USA Inc., Seneca Foods, Steel Technologies, Sonoco Products, and Friskies Petcare Co.

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

     Most of our sales of hot rolled products have been to steel service centers, pipe and tube manufacturers and converters. In 2003, we shipped 803,000 tons of hot rolled sheet, which accounted for 28% of our total revenues, as compared to 681,000 tons in 2002, or 20%of total revenues. Representative customers of our hot roll sheet include Steel Technologies, Wheatland Tube, Sharon Tube, Vanex, Bull Moose Tube and Gibraltar.

     Cold rolled sheet requires further processing, including additional rolling, annealing and tempering, to enhance ductility and surface characteristics. Cold rolled is used in the construction, commercial equipment and container markets, primarily for exposed parts where appearance and surface quality are important considerations. In addition, converters purchase significant quantities of cold rolled substrate for processing into corrosion-resistant coated products such as hot dipped and electrogalvanized sheet. In 2003, we shipped 180,00 tons of cold rolled sheet, which accounted for 6% of our total revenues, as compared to 213,000 tons in 2002, or 7% of total revenues. Representative customers of our cold rolled sheet include Wheeling-Nisshin, The Techs, Tenneco and Gibraltar.

     Galvanized hot-dipped and electrolytic sheet is coated primarily with zinc compounds to provide extended anti-corrosive properties. Galvanized sheet is sold to the electrical, construction, automotive, container, appliance and steel service center markets. In 2003, we shipped 505,000 tons of galvanized products, which accounted for 18% of our total revenues, as compared to 595,000 tons in 2002, or 27% of total revenues. Representative customers of our galvanized hot-dipped and electrolytic sheet include Midwest Manufacturing, Arrow Truline, Cooper B-Line, Thomas and Betts, New Process Steel and USG Industries.

     The following table sets forth our shipments of sheet products relative to the domestic industry.

SHEET PRODUCT SHIPMENTS     1999     2000    2001    2002    2003
-----------------------    ------   ------  ------  ------  ------
                                   (IN MILLIONS OF TONS)
Industry shipments(1)...    55.9     57.4    53.0    54.2    56.1

Weirton shipments(1)....     1.7      1.7     1.4     1.5     1.5

Weirton market share....     3.1%     3.0%    2.6%    2.8%    2.6%

----------
(1) Includes secondary products.

TOLLING ARRANGEMENTS

         In February 2001, the Company entered into a tolling agreement with J&L Specialty Steel ("J&L"), a domestic stainless steel producer, to convert stainless slabs into stainless coils on our hot strip mill. Under this agreement we are required to process stainless slabs for a fee based on the grade and size of stainless coil to be produced. On October 10, 2003, J&L notified the Company that service under the tolling agreement would be terminated in mid-January 2004. The Company continued to toll for J&L through March 2004. Volumes processed under the agreement accounted for, on average, 20% of the overall capacity of our hot strip mill.

RAW MATERIALS AND ENERGY

     In October 1991, the Company entered into a supply agreement with a subsidiary of Cleveland-Cliffs Inc. to provide the majority of its iron ore pellet requirements beginning in 1992 and extending through 2008. This contract was modified in November of 2003 to purchase 67% of Company's iron ore pellet requirements for 2004 and 2005 years respectively. The annual pricing for the Company's requirements fluctuates based on world pellet market prices.

     In December 2003, the Company entered into an amendment to a Memorandum of Understanding with U.S. Steel to provide it with 850,000 net tons of coke in each of 2004 and 2005 years respectively. In addition the Company also secured through the amendment 1,000,000 tons of iron ore pellets in each of the years 2004 and 2005. The price of coke fluctuates on an annual basis based on the market prices. All additional coke requirements must be sourced through either domestic or overseas sources. U.S. Steel was forced in December 2003 to reduce coke shipments following a fire at a West Virginia coal mine. The mine provided metallurgical coal to U.S. Steel's coke making plant in Clairton, Pa. Reduced coke production from U.S. Steel has aggravated an already worldwide shortage of coke. Coke is manufactured when metallurgical coal is baked in the absence of air. This material is one of several components used in blast furnaces to help produce molten iron, which is mixed with other ingredients to produce raw steel.

     We obtain our limestone, tin, zinc, scrap metal and other raw materials requirements from multiple sources.

     The primary sources of energy other than coke that we use in our steel manufacturing processes are natural gas and electricity. We have been able to reduce our natural gas consumption through the use of alternative operating configurations and fuels. In 2003, gas prices averaged $6.14 per mcf. As of March 31, 2004, the Company has fixed its month of April 2004 natural gas requirements at an average price of $6.10 per mcf. We also have a contract, expiring in 2011, for the supply of our industrial gas requirements. This agreement significantly reduced our oxygen and nitrogen supply costs compared to prior arrangements.

     Through its subsidiary, FW Holdings, Inc.,Weirton has the internal capacity to generate a significant amount of electricity and steam for its processing operations from a mixture of blast furnace gas and natural gas. Under the sale and leaseback arrangements involving the Foster-Wheeler Steam Generating Plant and related electricity generating equipment, if proper market conditions exist, we have the ability to sell electric power in excess of our energy needs through a subsidiary of our outside electric utility and to use any net energy payments we receive as a result to prepay our obligations under those arrangements through 2012. See "Bankruptcy Proceedings" for details about the Chapter 11 case involving FW Holding, Inc.

EMPLOYEES

     As of December 31, 2003, we had 3,307 active employees, of whom 2,552 were engaged in the manufacture of steel products, 461 in support services, 55 in sales and marketing activities and 239 in management and administration. The Independent Steelworkers Union ("ISU"), represents our production and maintenance workers, clerical workers and nurses. In addition, the Independent Guard Union ("IGU") represents our security personnel.

COMPETITION AND IMPORTS

     Weirton faces significant competition in the sale of its steel products from domestic competitors. We are the second largest domestic manufacturer of tin mill products, with a 25% market share of domestic shipments in 2003. Our primary competitors in sheet products consist of most domestic and international integrated steel producers and mini-mills. Domestic tin mill products competitors include U.S. Steel, USS-POSCO Industries Corporation, ISG and Ohio Coatings (owned 50% by Wheeling-Pittsburgh Steel). However, imports have increasingly penetrated this market.

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

     We also face increasing competition from foreign steelmakers over a wide range of products. Competition in the industry is influenced increasingly by global trade patterns and currency fluctuations. Total imports as a percentage of apparent domestic supply has amounted to 8%, 12% and 14% in 2003, 2002 and 2001, respectively.

         On March 5, 2002, after a trade investigation by the U.S. International Trade Commission ("ITC") under Section 201 of the Trade Practices Act of 1974 regarding the illegal dumping of steel by foreign competitors, President Bush imposed tariffs on flat-rolled products over a three-year period at 30% in year one, 24% in year two and 18% in year three, in addition to tariff relief with respect to other products. The ITC conducted a mid-term review of the tariff program and in December 2003 and the President terminated the program.

     In September 2002, the U.S. Court of International Trade ruled against several Japanese steel companies attempting to overturn the Administration's tariff on tin mill products. In another ruling, the same court vacated an August 2000 ITC affirmative ruling against dumped imports of Japanese TMP. The commission had ruled to affix duties of 95% for five years on certain Japanese tin producers. In February 2004, the ITC upheld its 2000 decision that Japan sold TMP in domestic markets at prices that violated federal trade law and injured the domestic steel industry. The ruling will ensure that a 95% duty on Japanese TMP, imposed in 2000, will continue at least through 2005.

RESEARCH AND DEVELOPMENT

     Weirton engaged in research and development for the improvement of existing products and processes in addition to the development of new products and product applications. During 2003, 2002 and 2001, we spent approximately $0.5 million, $0.9 million and $1.0 million, respectively, for research and development activities.

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

ENVIRONMENTAL MATTERS

     The information under the caption "Environmental Compliance, Legal Proceedings and Commitments and Contingencies" in Note 16 to the December 31, 2003 Audited Financial Statements filed in Part II, Item 8 hereunder and is herein incorporated by reference.

EXECUTIVE OFFICERS OF THE COMPANY.

The executive officers of the Company as of March 31, 2004 were as follows:

                          AGE AT
       NAME           MARCH 31, 2004                  OFFICE
-----------------     --------------   -------------------------------------
D. Leonard Wise...          69         Chief Executive Officer

Mark E. Kaplan....          42         President and Chief Financial Officer

Edward L. Scram...          46         Vice President-- Manufacturing

Michael J. Scott..          41         Vice President -- Sales, Product
                                       Development and Marketing

     D. Leonard Wise was named Chief Executive Officer effective August 1, 2003, replacing John H. Walker, who resigned July 31, 2003. Mr. Wise was also appointed to the Board of Directors at the same time. See "Directors" for additional biographical information concerning Mr. Wise.

     Mark E. Kaplan was appointed President in August 2003. Prior to that, he had been Senior Vice President-Finance and Administration since December 2001. See "Directors" for additional biographical information concerning Mr. Kaplan.

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

     As noted elsewhere in this report, on May 19, 2003, the Company filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of West Virginia. See Item I. Business.

     We depend, in large part, on the efforts, abilities and experience of our senior management and other key employees. Executive compensation for our key employees has been restrained by our weak financial performance, and options and other stock-based incentive compensation currently have minimal or no value. In light of our current financial position and uncertain prospects, key employees, including members of senior management, may not have an incentive to stay with us. The loss of the services of one or more such individuals could adversely affect our business, financial condition, results of operations or prospects.

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

     The name and area of each of our primary steel making facilities and principal downstream manufacturing facilities, all of which are located in Weirton, West Virginia, together with the principal products that they are equipped to produce as of December 31, 2003, are as follows:

                                                    PRODUCTION
                                      --------------------------------------
                            NOMINAL
                            CAPACITY   1999    2000    2001    2002    2003      PRINCIPAL PRODUCTS
                            --------  ------  ------  ------  ------  ------    --------------------
                                             (TONS PER YEAR IN 000'S)
PRIMARY STEEL MAKING
 FACILITIES
 Two blast furnaces......     2,600    1,577   2,131   2,026   2,333   2,235    Hot metal
 Basic oxygen
  furnace................     3,100    1,831   2,517   2,393   2,760   2,695    Liquid steel
 Slab caster.............     3,000    1,802   2,484   2,359   2,713   2,655    Cast slabs
ROLLING AND FINISHING
 FACILITIES
 Hot strip mill..........     3,200    2,852   2,864   2,699   2,793   2,580    Hot rolled bands
 Two continuous
  picklers...............     2,100    2,003   1,980   1,883   1,840   1,787    Hot rolled pickle & oil
 Three Tandem Mills......     2,100    1,825   1,806   1,699   1,705   1,610    Cold rolled
 Four tin/TFS lines......     1,000      748     735     834     810     861    Tin/tin free steel
 Four galvanizing lines..       700      614     588     571     567     479    Galvanized, Electro-
                                                                                galvanized, galvannealed,
                                                                                galfan

     Blast Furnaces Nos. 1 and 4. Iron ore pellets, iron ore, coke, limestone and other raw materials are consumed in our blast furnaces to produce molten iron or "hot metal."

     Basic Oxygen Furnace. In the basic oxygen furnace, impurities are removed, scrap is added to the hot metal, and the metallurgy of the product is customized and tested to ensure conformity to customer specifications. Although the resulting product is all molten steel, metallurgical determinations with respect to use are determined on a batch by batch basis. Our basic oxygen shop is one of the largest in North America. It employs two vessels, each with a capacity of 360 tons per heat.

     Multi-Strand Continuous Caster. Molten steel is poured into the multi-strand continuous caster where it is formed into steel slabs measuring up to 48" wide, 400" long and 9" thick. These slabs are then transferred to the hot strip mill for rolling.

     Hot Strip Mill. Our hot strip mill is an integral part of our downstream steel processing operations and one of the few of its kind in the industry. It is an energy efficient, low-cost mill capable of rolling both carbon and stainless steel substrate into thin gauge, narrow width sheet. In addition to rolling our own slabs, we are capable of rolling purchased slabs and slabs supplied by other steel manufacturers. Hot roll is used for unexposed parts in machinery, construction products and other durable goods. Our hot strip mill was totally rebuilt beginning in 1988, with the major portion completed by 1994, at a cost of $360 million. Hot strip mill assets include: walking beam reheat furnaces, hydraulic scale breaker, reversing roughing mill, R-5 roughing stand, heat retention covers, rotary crop shear, finishing mill, laminar flow cooling system, downcoilers and mill automation system.

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

     The borrowings under our DIP Facility are collateralized by a senior lien on our inventories, accounts receivable, property, plant and equipment (except for the first priority lien discussed below) and substantially all of our other tangible and intangible assets. Priority in the plant, property and equipment collateral goes first to the term loan lender and in all other collateral to the revolving loan. The Steelworks Community Federal Credit Union currently holds a first priority lien on our General Office, Research and Development Facility and our railroad rolling stock. Certain of our property, plant and equipment is also subject to junior liens in favor of other issues of debt securities, and first priority liens have been filed relating to the assets of our subsidiary's steam and electrical generation facilities in connection with their sale and leaseback in 2001.

     Our integrated operations depend upon critical equipment, such as blast furnaces, basic oxygen furnaces, our continuous caster, our hot strip mill and other rolling and finishing facilities to support our business, that may occasionally be out of service due to routine scheduled maintenance or equipment failures or shortages of raw materials. Any unplanned unavailability of critical equipment could interrupt our production capabilities and reduce our sales and profitability. We have experienced unscheduled equipment outages in the past, and we could have material shutdowns in the future.

ITEM 3. LEGAL PROCEEDINGS

     On May 19, 2003, Weirton filed a voluntary petition with the Court under Chapter 11 of the Bankruptcy Code (Chapter 11 Case No. 03-1802) in the United States Bankruptcy Court for the Northern District of West Virginia. Weirton remains in possession of its assets and properties, and continues to operate its business and manage its properties as a debtor-in-possession, as permitted by Sections 1107(a) and 1108 of the Bankruptcy Code

     From time to time, a number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to commercial, labor, employment and employee benefits matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of March 31, 2004, there were 42,279,313 shares of common stock, $.01 par value ("Common Stock"), outstanding held by 4,119 stockholders of record.

     Prior to 1989, Weirton was owned entirely by its employees through an employee stock ownership plan, or the 1984 ESOP. In June 1989, we commenced trading of our common stock on the New York Stock Exchange following an underwritten public offering by the 1984 ESOP. In September 2001 our common stock was delisted and currently trades over-the-counter on the OTC Bulletin Board.

     Subject to any preferences of outstanding preferred stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the board of directors out of legally available funds. Currently we have no source for dividend payments under Delaware law and we are not allowed to pay them under our DIP Facility.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported the OTC Bulletin Board.

                     2002       2003     2004(1)
                  ---------  ---------  ---------
                  HIGH  LOW  HIGH  LOW  HIGH  LOW
                  ----  ---  ----  ---  ----  ---
Quarter
First....          .78  .24   .34  .21   .10  .01
Second...          .96  .63   .20  .05
Third....          .80  .45   .19  .04
Fourth...          .50  .25   .11  .04

----------
(1) First Quarter 2004 through March 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The following data, insofar as it relates to each of the years 1999 through 2003, has been derived from our audited financial statements and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited historical consolidated financial statements.

                                                                YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                1999        2000          2001          2002          2003
                                             ----------   --------      --------      --------      --------
                                                        (DOLLARS IN MILLIONS, EXCEPT WHERE INDICATED)
INCOME STATEMENT DATA:
Net sales...............................     $  1,130(1)  $  1,118      $    960      $  1,036      $  1,057
Costs of sales..........................        1,076(1)     1,053         1,041         1,046         1,100
  Selling, general and administrative
     expenses...........................           45           42            35            27            19
  Depreciation..........................           61           64            65            65            59
  Provision for profit sharing..........           15(2)        --            --            --            --
  Asset impairment......................           22(3)        --            --            --            --
  Pension and OPEB curtailment                     --           --            --            --           572(15)
  Restructuring and severance charges...            --          --           141(14)        --             5
                                             --------     --------       -------      --------      --------
Loss from operations....................          (89)         (41)         (322)         (102)         (698)
  Reorganization items                             --           --            --            --           (13)(18)
  Gain on sale of MetalSite investment,           170(4)        --            --            --            --
     net................................
  Income (loss) from unconsolidated
     subsidiaries.......................           (1)         (26)          (19)            3            --
  Interest expense(5)...................          (44)         (35)          (38)          (32)          (21)
  Write off of reimbursement contingency           --           --            --            --            19(17)
  Gain (loss) on early extinguishment of
     debt                                          --           --            (1)(8)        --            14(8)
  Other income, net.....................            2            5             1            10            (1)
  ESOP contribution.....................           (2)(6)       --            --            --            --
                                             --------     --------      --------      --------      --------
Income (loss) before income taxes
 and minority interest..................           36          (97)         (379)         (121)         (700)
  Income tax provision (benefit)........            8          (12)          154(7)         (3)           --
                                             --------     --------      --------      --------      --------
Income (loss) before minority
 interest...............................           28          (85)         (533)         (118)         (700)
  Minority interest in loss of
     subsidiary.........................            3           --            --            --            --
                                             --------     --------      --------      --------      --------
Net income (loss).......................           31          (85)         (533)         (117          (700)
Additional minimum pension liability               --           --            --          (147)(15)      147(15)
                                             --------     --------      --------      --------      --------
Comprehensive loss......................     $     31     $    (85)     $   (533)     $   (264)     $   (553)
                                             ========     ========      ========      ========      ========
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and equivalents..................     $    209     $     32      $      1(16)  $     -- (16) $     --(16)
  Working capital.......................          299          193        (262.0)       (106.7)           (1)
  Total assets..........................        1,187          990           716           696           598
  Long-term employee benefits...........          419          399           542           654            --
  Long-term debt (including current
     portion)...........................          305(9)       299(9)        399           410           197
  Liabilities subject to
     compromise(19).....................           --           --            --            --         1,592
  Redeemable preferred stock, net(10)...           23           21            20            68            19
  Stockholders' equity (deficit)........          154           63          (470)         (733)       (1,286)
OTHER FINANCIAL DATA:
  Capital expenditures..................     $     22     $     38      $     10      $     10      $      5
  Net cash provided by (used for)
     operating activities...............           81(11)      (85)(11)     (110)(11)      (28)          (42)
  Net cash provided by (used for)
     investing activities...............          145(12)      (78)          (11)           (9)           (4)
  Net cash provided by (used for)
     financing activities...............          (85)         (15)           90            36            46
  Working capital ratio(13).............        2.2:1        2.2:1        0.49:1        0.70:1           1:1
OTHER DATA (FOR PERIOD EXCEPT WHERE
  NOTED):
  Average hot band price per ton
     shipped............................     $    265     $    283      $    219      $    281      $    268
  Average sales per ton shipped.........          449          457           430           451           450
  Average cost per ton shipped..........          428          430           467           455           468
  Tons steel shipped (in thousands).....        2,514        2,448         2,231         2,297         2,351
  Active employees (at end of period)...        4,302        4,246         3,863         3,646         3,307

----------

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

(5) Interest expense has been reduced by capitalized interest of $0.2 million for 2000. There was no capitalized interest expense applicable to facilities under construction for the years 2003, 2002, 2001 or 1999.

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

(10) Reflects the historical cost of the Series A at $14.50 per share at the time of its original issuance. The outstanding shares of Series A are subject to redemption at a price equal to the appraised value at the redemption date. At December 31, 2003, the shares fair value was not practical to estimate. In any given year, we are only required to repurchase those shares put to us by a limited number of former ESOP participants who have retired or otherwise separated from service. Also included at December 31, 2002 in redeemable preferred stock was the Series C valued at $48.4 million. The Series C valued at $48.4 million is reclassified to liabilities subject to compromise as of December 31, 2003.

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

(14) As a result of our operating cost savings program, we recorded a restructuring charge of $129 million in the fourth quarter of 2001. The restructuring charge included an increase in pension and other post retirement obligations of approximately $119 million, an $8 million increase in other long term liabilities and $2 million in other short term costs, including severance payments. This restructuring provided for the permanent elimination of a minimum of 372 production and maintenance jobs, a minimum of 78 office, clerical and technical jobs and a reduction of 100 management positions. Also in 2001, the Company implemented the 2001 Workforce Downsizing Programs. The programs reduced non-represented staff employees by approximately 20%. As a result, the Company recorded a first quarter 2001 restructuring charge of $12.3 million.

(15) Because the Company's accumulated benefit obligation exceeded the fair value of its pension plan assets, the Company was required to record an additional minimum pension liability during 2002, a portion of which was recorded in comprehensive loss. During 2003, the Company consented to the termination of its pension plan and the PBGC assumed all assets and liabilities of the Plan. As a result, the Company's pension liability has been eliminated. See Note 7 of the December 31, 2003 audited financial statements for further discussion.

(16) Under its DIP Facility and prior senior credit facility, the Company is required to utilize all available cash on a daily basis to pay down amounts outstanding under the facility. Cash needs are funded by borrowing from amounts available under the facility. Amounts received from customers and held in blocked accounts pending transfer to pay down amounts outstanding under the facility are shown as a reduction to the facility.

(17) As a result of National's Plan of Liquidation becoming effective during December 2003, the balance of $19.0 million which related to potential future pension reimbursements to National was recognized as "write-off of reimbursement contingency," since no additional payments would be made by National on Weirton's behalf.

(18) This item consists primarily of professional fees incurred as a result of the bankruptcy.

(19) Except for fully secured debt, a vendor-financing obligation under a capital lease, real and personal property taxes, accrued wages and related payroll taxes and withholdings, all recorded pre-bankruptcy liabilities of the Company have been classified as liabilities subject to compromise. See
     Note 2 of the December 31, 2003 audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the audited consolidated financial statements and notes, which are incorporated by reference.

OVERVIEW AND CURRENT DEVELOPMENTS

         On May 19, 2003, Weirton Steel Corporation filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code (see Note 2 in the financial statements, which are incorporated by reference). The filing was necessary to adjust legacy liabilities and further Weirton's prospects of reorganizing as a profitable competitor in the most recent wave of consolidation affecting the domestic steel industry. During the balance of 2003 and through the present, the Company has continued to manage its business as a "debtor-in-possession". As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. In late 2003, the Company formulated a stand-alone plan of reorganization to emerge from bankruptcy, but was unable to reach agreement with its principal union on new labor contracts necessary to realize on financing commitments and guarantees to effect the reorganization. As a result, the Company pursued a previously announced alternative of an asset sale, and, in February 2004, entered into the APA providing for the sale of substantially all its assets to ISG. That pending sale is subject to the bankruptcy process before the Court, including an auction among competitive bidders. On April 6, 2004, a competitive bid in excess of the price being offered by ISG under the APA was received. See Item 1 "Business-Bankruptcy Proceedings" for additional information concerning the Chapter 11 proceedings and prospective asset sale.

         Business conditions for 2003 remained challenging for the industry and very difficult for the Company. The Company was adversely affected by the numerous related effects of its bankruptcy, including declining liquidity, vendor supply issues, management changes and the efforts required for unsuccessful attempts to implement its reorganization plan by year end. In December 2003, broad tariffs on imported steel instituted in 2002 for up to three years were removed. Nevertheless, selling prices for sheet products particularly have risen sharply over the past few months providing domestic producers the opportunity for improved revenue and profits. However, the Company has been hampered in benefiting from price improvements by significant shortages of coke to make steel. See Item 1 "Business-Recent Business Developments" for additional information concerning recent operational issues.

LIQUIDITY AND CAPITAL RESOURCES

   CURRENT DEVELOPMENTS

   Due to the coke shortage discussed in Item I "Recent Business Developments" and "Raw Materials and Energy" and Note 3 of the December 31, 2003 audited financial statements, the company has idled the smaller of its two blast furnaces during April of 2004. The Company has minimized the negative cost impact of this operational change. The impact of this decrease in hot metal production, in addition to other inventory reduction initiatives, has significantly reduced the Company's DIP Facility borrowing base of inventory to historic low levels. Liquidity improvements resulting from the inventory and accounts receivable reductions and rapidly increasing selling prices of sheet products have partially offset the liquidity requirements caused by on-going operating losses. In the event that adequate coke becomes available at a price that would allow the Company to generate a reasonable profit margin, the Company is uncertain that it would be able to finance the additional working capital needed to restart the idled furnace.

   As of December 31, 2003, the Company, was in violation of two restrictive financial covenants under its DIP Facility, resulting in Events of Default. See
Note 6 of the December 31, 2003 audited financial statements for a more detailed discussion of the terms and provisions of the DIP Facility. Due to the cumulative nature of these covenants, violations also occurred in January and February of 2004, and the Company anticipates that violations will continue on a monthly basis going forward. Additionally, in January and February of 2004, the Company violated a third restrictive covenant and also anticipates that it will violate that covenant on an ongoing monthly basis. Following approval by the Court on April 5, 2004 and the payment of required fees, waivers negotiated by the Company with the DIP Facility lenders became effective covering the Events of Default for the period through January 2004. As noted, unless the covenants are amended, additional waivers will be necessary for the duration of the DIP Facility. The Company can give no assurances that such waivers can be obtained or approved or what their terms will include. Due to the covenant violations discussed above, the Company is in cross default of its $27.7 million Vendor Financing obligation and $2.8 million 6 1/4% Term Loan.

   The Company, currently, has a significant portion of its trade credit with U.S. Steel. This trade credit agreement provides for liquidity covenants to become effective in July 2004. The Company is not certain that it will meet the U.S. Steel trade credit covenants when they become effective. U.S. Steel provides critical raw materials to the Company's operations. Due to the Company's situation, the amount of trade credit provided by vendors has been limited and may be further limited in the future.

   The DIP Facility is our exclusive source of outside financing during our bankruptcy case. The DIP Facility will expire in November 2004. See Note 6 to the Audited Financial Statements in this report for additional information concerning the terms of the DIP Facility, replaced Senior Credit Facility and other debt facilities and financing arrangements.

     LIQUIDITY AND OTHER RESULTS

     Total liquidity from cash and financing facilities amounted to $9.0 million at December 31, 2003, as compared to $29.0 million at December 31, 2002. These calculations are based on our DIP Facility and the then effective Senior Credit Facility. Our liquidity declined primarily as a result of poor operating results. Under bankruptcy law, actions by creditors to collect certain pre-petition indebtedness owed by the Company are stayed while the Company continues to collect pre-petition accounts receivable and operate as a going-concern.

     At December 31, 2003, we had cash and equivalents of $0.2 million compared to $0.2 million as of December 31, 2002. Our liquidity at March 31, 2004 was $25.3 million. Our consolidated statements of cash flows at December 31 are summarized below:

                                           YEAR ENDED DECEMBER 31,
                                          --------------------------
                                             2003            2002
                                          ----------      ----------
                                                (IN THOUSANDS)
Net cash used by operating activities..   $ (42,139)      $ (27,654)
Net cash used by investing activities..      (3,880)         (9,302)
Net cash provided by financing
activities.............................      46,030          35,805
                                          ---------       ---------
Increase (decrease) in cash............   $      11       $  (1,151)
                                          =========       =========

     Net cash used by operating activities was $42.1 million and $27.7 million during the years ended December 31, 2003 and 2002, respectively. Although adverse market conditions continue to prevail in the domestic steel industry, we partially offset the difficult market conditions through the various cost control measures we undertook during 2003 and 2002 to enhance our operating cash flow by reducing overall operating costs and net working capital investment.

     Net cash used by investing activities was $3.9 million and $9.3 million, which primarily includes $4.7 million and $10.3 million of capital expenditures, for the years ended December 31, 2003 and 2002, respectively.

     The $46.0 million in net cash provided by financing activities during the year ended December 31, 2003 primarily consisted of $141.1 million in borrowings under our DIP Facility and $25.0 million under our DIP Term Loan, which was offset by $115.1 million in net repayments of the Senior Credit Facility. The $35.8 million in net cash provided by financing activities in 2002 consisted of $27.3 million in borrowings under our senior credit facility and $16.3 million in cash received under our vendor financing arrangements. The cash provided by these two facilities was offset by the deferred debt issuance costs that had been paid in connection with our June 2002 debt exchange offers.

     At December 31, 2003, the Company had outstanding borrowing of $141.1 million under its revolving DIP Facility, which is presented net of $2.8 million in all available cash from lockboxes. Additionally, the Company utilized $0.5 million under its debtor-in-possession letter of credit sub-facility at December 31, 2003. At December 31, 2002, the Company had borrowed $115.1 million, under the Senior Credit Facility, which is presented net of $5.8 million in available cash from lockboxes. At December 31, 2002, the Company also utilized an additional $0.5 million under its letter of credit sub-facility. The Company had $9.0 million available for additional borrowing under the DIP Facility at December 31, 2003 and $23.0 million available for additional borrowing under the Senior Credit Facility at December 31, 2002. Notwithstanding reductions in outstanding amounts owed under the DIP Facility, our ability to borrow additional amounts may be terminated under circumstances where Events of Default, as defined in the DIP Facility, have occurred.

     The DIP Facility replaced the Senior Credit Facility, of which approximately $154.6 million was outstanding on the Chapter 11 petition filing date. As required by the DIP Facility, the DIP term loan facility of $25.0 million was drawn down to repay a portion of the initial revolving borrowings under the DIP Facility.

         Beginning in late October 2001, we also obtained assistance from certain key vendors and others through our vendor financing programs to improve our near term liquidity. As of December 31, 2002, we had received approximately $27.9 million in proceeds related to the sale and leaseback of the Foster-Wheeler Steam Generating Plant and related financing programs. The Company began making quarterly payments of $1.3 million in the first quarter of 2003. Based on an index of hot band prices, the Company may be required to pre-pay up to $2.0 million of principal in any given year. The Company will have the option to terminate the lease and repurchase the assets in 2007 at the present value of the remaining lease payments. The nature of this transaction and the lease are at issue in the Chapter 11 case of our subsidiary involved in the sale and leaseback. See Item 1 "Business-Bankruptcy Proceedings". During the third quarter of 2002, the Company received an additional $3.0 million from a secured loan involving the Company's General Office, Research and Development Facility, and railroad rolling stock.

LIQUIDITY OUTLOOK

     The following table sets forth the timing of our liquidity requirements in regard to contractual obligations and commercial commitments. This table excludes Liabilities Subject to Compromise of $1.6 billion, the ultimate disposition of these liabilities is unknown at this time and will be determined by the Court:

                                              LESS THAN                            AFTER
    CONTRACTUAL OBLIGATIONS:         TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
--------------------------------    -------   ---------   ---------   ---------   -------
Notes and Bonds Payable (1).....    $  27.8    $  27.8      $   -      $     -     $    -
Capital Lease Obligation (2)....       27.7       27.7          -            -          -
Restructuring Obligation........        4.4        2.1        1.1          0.3        0.9
Unconditional Purchase
Obligations (3).................          -          -          -            -          -
Operating Leases................       11.2        6.4        4.6          0.2          -
                                    -------   --------      -----     --------    -------
  Total Contractual Cash
Obligations.....................       71.1       64.0        5.7          0.5        0.9
                                    -------   --------      -----     --------    -------
OTHER COMMERCIAL COMMITMENTS:
Revolving DIP Facility..........      141.1      141.1         --           --         --
                                    -------   --------      -----     --------    -------
       TOTAL....................    $ 212.2   $  205.1      $ 5.7     $    0.5    $   0.9
                                    =======   ========      =====     ========    =======

-------------

(1) Notes and bonds payable consists of a $2.8 million term loan and a $25.0 million DIP term loan. The term loan is being repaid by quarterly payments of $0.1 million, which includes principal and interest. The Company is required make monthly interest payments on the outstanding DIP term loan. The non-default interest rate applicable to the DIP term loan is 14.5% per annum. Optional prepayment of the DIP term loan requires a prepayment fee, the size of which varies depending on the time of payment. The outstanding balances have been classified as due in less than one year. See Note 6 of the December 31, 2003 audited financial statements for further discussion.

(2) The capital lease obligation arises from the sale and leaseback of steam generating facilities as part of our vendor financing programs. The payments reflect the scheduled principal payments on the $29.0 million obligation that had been incurred as of December 31, 2003. The Company is required to make quarterly payments on the obligation. The quarterly payment of $1.2 million includes both principal and interest. If the interest portion of the payment had been included in the chart above, the totals would have increased from $27.7 million to $48.3 million due in less than one year. The outstanding balance has been classified as due in less than one year. See
    Note 6 of the December 31, 2003 audited financial statements for further discussion.

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

     The DIP Facility is our exclusive source of outside financing during our bankruptcy case. In light of our current financial condition, if the Company is unable to complete the sale of the Company's assets to ISG or another investor or continue with the plan of reorganization, which will require replacement financing for the DIP Facility, it would be forced into Chapter 7 liquidation.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     The net loss for 2003 was $700.0 million, or $16.64 per diluted share, which included a gain related to the early extinguishment of debt of $13.6 million and a reimbursement contingency write-off of $19.0 million related to the December 19, 2003 effective date of National's Plan of Liquidation since no additional benefits payments would be made by National on Weirton's behalf and the sale of excess nitrogen oxide (NOx) allowances for $3.1 million. Additionally, 2003 included a $572.1 million pension and OPEB curtailment charge related to the PBGC's termination involving the Company's defined benefit pension plan, a $4.6 million restructuring and severance charge for future payments related to a non-represented salaried workforce reduction program. The net loss for 2002 was $117.4 million, or $2.80 per diluted share. Results for 2002 included a gain of $0.2 million on the early extinguishment of debt, the sale of excess NOx allowances for $4.4 million, the sale of Prudential common stock for $3.2 million as a result of Prudential's demutualization, a tax refund of $3.5 million and a legal settlement of $1.9 million. The Company also recorded an Other Comprehensive Income of $146.7 million in 2003 as a result of the pension plan liabilities. During 2002, the Company was required to record an additional minimum pension liability. Because the additional minimum pension liability exceeded unrecognized prior service costs, the Company was required to record $146.7 million as a component of comprehensive loss and $40.4 million as an intangible pension asset.

     Net sales in 2003 were $1,057.8 million, a increase of $21.6 million, or 2%, from 2002. Total shipments in 2003 were 2.35 million tons, a increase of
0.05 million tons, or 2%, from 2002 shipments of 2.30 million tons.

     Tin mill product net sales for 2003 were $510.3 million, an increase of $28.6 million from 2002. Shipments of tin mill product in 2003 were 863,000 tons, compared to 808,000 tons in 2002. The increase in tin mill product revenue is due to an increase in our market share in higher value-added tin products.

     Sheet product net sales for 2003 were $547.5 million, a decrease of $7.0 million from 2002. Shipments of sheet products in 2003 were 1.5 million tons, compared to 1.5 million tons in 2002.

     Cost of sales for 2003 were $1,100.4 million, or $468 per ton, compared to $1,046.7 million, or $456 per ton, for 2002. The increase in cost of sales per ton was primarily attributable to an increase in the Company's raw material and energy costs in addition to higher pension costs, partially offset by the Company's savings initiatives.

     Selling, general and administrative expenses for 2003 were $19.3 million, a decrease of $7.3 million from 2002. As part of its operating cost savings plan, the Company continued to reduce its management workforce, resulting in lower selling, general and administrative expenses.

     The Company uses production variable depreciation to calculate depreciation expense. During 2003, the Company had a scheduled hot mill furnace outage, which reduced the production of hot bands, resulting in a decrease in the amount of depreciation expense, taken on a unit of production basis, by $6.1 million compared to 2002. In addition, we had assets that became fully depreciated in 2002 and we have reduced our spending on capital additions.

     Effective May 1, 2003, the pension plan was frozen. Effective October 21, 2003, the Company's defined benefit pension plan was terminated by the PBGC. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a pension curtailment charge of $572.2 million.

Related to the plan freeze and termination, see Note 7 on pages 23 through 27 of the December 31, 2003 Audited Financial Statements for additional information related to the pension curtailment charge.

     The Company incurred restructuring and severance charges of $4.6 million during 2003, as a result of the Non-Represented Salaried Workforce Reduction Program ("Program"). The Program was designed to permanently reduce the non-represented salaried workforce.

     The Company incurred reorganization costs of $12.8 million during 2003, consisting primarily of professional fees related to its on-going Chapter 11 reorganization.

     The Company's gain from unconsolidated subsidiaries of $0.4 million during 2003 was mainly attributable to WeBCo, which sells excess and secondary sheet products.

     Interest expense decreased $10.6 million in 2003, compared to the same period in 2002. The decrease is a result of the exchange offers that were completed in the third quarter of 2002 and, after filing for Chapter 11 protection during the second quarter of 2003, the Company no longer accrued for interest expense on unsecured and under-secured debt. If the Company continued to accrue contractual interest on unsecured and under-secured debt, interest expense would have been $2.6 million in 2003.

     During 2003 other income decreased $10.9 million, compared to the same period in 2002. During 2003, the Company recognized a $4.1 million charge due to the write-down of certain fixed assets and a $2.1 million charge related to the write-off of deferred financing fees, partially offset by the sale of excess NOx allowances of $3.1 million. During 2002, the Company sold excess NOx allowances for $4.4 million, received approximately $3.2 million from the sale of stock received as a result of demutualization of an insurer and the received a $1.9 million legal settlement from one of its suppliers.

     The Company recorded no income tax benefit in 2003. Continuing losses and the Company's voluntary bankruptcy petition have raised doubts about the Company's ability to continue to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. During 2002, the Company received an income tax refund of $3.5 million as a result of the Job Creation and Worker Assistance Act of 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The net loss for 2002 was $117.4 million, or $2.80 per diluted share. Results for 2002 included a gain of $0.2 million on the early extinguishment of debt, the sale of excess NOx allowances for $4.4 million, the sale of Prudential common stock for $3.2 million as a result of Prudential's demutualization, a tax refund of $3.5 million and a legal settlement of $1.9 million. The net loss for 2001 was $533.3 million or $12.85 per diluted share, which included a non-cash charge of $153.8 million to fully reserve the deferred tax assets, restructuring charges of $129.0 million related to fourth quarter 2001 workforce reductions, $12.3 million for an involuntary first quarter 2001 reduction program for non-represented employees, the write-off of our remaining interests in certain joint ventures totaling $18.0 million and a loss on the early extinguishment of debt of $1.0 million.

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

     In the fourth quarter of 2001, the Company negotiated new labor agreements with the ISU and IGU that became effective in late October 2001. The agreements provided for the permanent elimination of a minimum of 372 production and maintenance jobs and a minimum of 78 office, clerical and technical jobs. We also streamlined our management structure by elimination of non-core and redundant activities resulting in a reduction of 100 management positions. As a result of the workforce reductions, we recorded a fourth quarter 2001 restructuring charge of $129.0 million.

     In March 2001, we implemented our 2001 Workforce Downsizing Program. The program reduced non-represented staff employees by approximately 10%. As a result, we recorded a first quarter 2001 restructuring charge of $12.3 million.

     The Company's income from unconsolidated subsidiaries during 2002 is related to WeBCo. WeBCo's increased profitability during 2002 was due to the success of its new venture in selling excess and secondary sheet products.

     During the first quarter of 2001, we recorded an $18.1 million charge to loss from unconsolidated subsidiary as a result of writing-off our investments in MetalSite and GalvPro.

     Interest expense decreased $6.4 million in 2002 when compared to the same period in 2001. The decrease was a result of our successful exchange offers. Then current market conditions caused interest rates to be lowered substantially, which resulted in a decrease in our interest expense even though we had an increase in our borrowings during 2002. At December 31, 2002 and 2001, we had borrowed $115.1 million and $87.8 million, respectively, under our senior credit facility.

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

     In June 2002, the Company received an income tax refund of $3.5 million in accordance with the Job Creation and Worker Assistance Act of 2002 signed by President Bush on March 9, 2002. This act provides for an expansion of the carryback of NOLs from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded in 2001 to the 1997 through 1999 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. Continuing losses have raised doubts about the Company's ability to realize additional deferred tax assets in the future, such as operating loss carryforwards, prior to their expiration. During 2001, a non-cash charge of $153.8 million was recorded to fully reserve the Company's deferred tax assets. The net deferred tax assets generated in 2002 and 2001 were approximately $66 million (including $57.2 million related to the recognition of a minimum pension liability discussed in the second succeeding paragraph) and $144 million, respectively, and were fully offset by valuation allowances.

     In the second quarter of 2002, the Company recognized a gain from the early extinguishment of debt related to the exchange offers. The 2001 loss on early extinguishment of debt of $1.0 million pertains to costs incurred in the closing of the inventory facility.

     During 2002, the Company was required to record an additional minimum pension liability. Because the additional minimum pension liability exceeded unrecognized prior service costs, the Company was required to record $146.7 million as a component of comprehensive loss and $40.4 million as an intangible pension asset.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, valuation allowances for receivables and inventories; environmental liabilities; and assets and obligations related to employee benefits. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable. Actual results could differ.

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

     - Property, Plant and Equipment -- Production variable depreciation is applied by establishing production capacity at the steel-making facility and the finishing facility. Actual forecasted production is then used to establish a percent of peak capacity or base capacity. The percent of peak capacity or base capacity is then applied as an adjustment factor to the unadjusted actual steel-making and finishing depreciation to arrive at the adjusted actual steel-making and finishing depreciation. All other depreciable assets are depreciated on a straight-line basis

         Asset Impairments: Based on the Company's filing under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court, impairment indicators were present at December 31, 2003 for all of the Company's long-lived assets. As such, the Company compared the estimated undiscounted future cash flows to the carrying value of the attributable long-lived assets. As the Company's average long-lived assets are already more than two-thirds depreciated, the levels of cash flows necessary for recoverability were greatly reduced. The Company's recoverability estimates are based on higher selling prices as reflected in current market conditions and the Company's assumption that labor costs will decline due to a labor agreement comparable to the ISG model which includes lower legacy costs.

         Based on the impairment model utilized by the Company, in accordance with SFAS No. 144, the estimated undiscounted future cash flows exceed the carrying value of the attributable long-lived assets, and therefore, no impairment charge was recorded in 2003. Should future actual results or assumptions change, the Company may be required to record an impairment charge in a future period. Additionally, the impairment analysis does not contemplate the asset purchase agreement with ISG or related fair value of long-lived assets which may be derived therefrom.


     Pensions and Other Postemployment Benefits: Pension and other postemployment benefit ("OPEB") expenses are based on, among other things, assumptions of the discount rate, estimated return on plan assets, wage and salary increases, the mortality of participants, and the current level and escalation of health care costs in the future. On an annual basis, management determines the assumptions to be used to compute pension and OPEB expense and pension contributions based on discussions with the Company's actuaries and other advisors. Changes in the factors discussed above and differences between actual and assumed changes in the present value of liabilities or assets could cause annual expense or contributions to increase or decrease materially from year to year. Effective October 21, 2003, the Company's defined benefit pension plan was terminated by the PBGC. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a pension curtailment charge of $572.2 million. Related to the plan freeze and termination, see Note 7 on pages 23 through 27 of the December 31, 2003 Audited Financial Statements for additional information related to the pension curtailment charge.

     Inventory: Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method. The Company records an appropriate provision for net realizable value which is based on, among other things, estimated future selling prices.

     The information regarding environmental matters is on pages 34 and 35 of the December 31, 2003 Audited Financial Statements and is incorporated by reference.

     In November 1990, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The SOP was prepared to provide guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize as a going concerns under Chapter 11 of Title 11 of the United States Code. The Company entered bankruptcy on May 19, 2003, and adopted SOP 90-7 for all reporting subsequent to that date. SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through the Effective Date of a plan of reorganization distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Consolidated Statements of Operations. The Consolidated Balance Sheet as of December 31, 2003 distinguishes pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

     A summary of the Company's significant accounting policies is included in
Note 1 of the December 31, 2003 Audited Financial Statements and is incorporated by reference. The Company believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

     In December 2003, Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised), "Employers Disclosure about Pensions and Other Postretirement Benefits." The Statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures in Note 7 and Note 8 incorporate the requirements of Statement 132 (revised).

         In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement requires the Company to classify a financial instrument within its scope as a liability (or an asset in some circumstances). These include certain financial instruments that a) are mandatorily redeemable, b) embody an obligation to repurchase the Company's equity shares or c) embody an obligation that the Company must or may settle by issuing a variable number of its equity shares. The provisions of SFAS No. 150 were effective as of the first interim period beginning after June 15, 2003. For further discussion refer to the "Preferred Stock" discussion in Note 11. In accordance with the provisions of SFAS No. 150, both the Preferred Series C and Preferred Series D stocks were reclassified to liabilities upon adoption of SFAS No. 150 and then reclassified to liabilities subject to compromise in accordance with the requirements of bankruptcy accounting discussed below.

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

     In April 2002, FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical correction". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishment of debt. As a result gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provision of Opinion 30 will distinguish transactions that are part of an equity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As a result, the 2003, 2002 and 2001 amounts, previously reported as extraordinary gain
(loss) on extinguishment of debt has been reclassified in the statement of operations.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures and clarifies the accounting related to a guarantor's obligation in issuing a guarantee. The adoption of FIN 45 did not have a material effect on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations consume large amounts of natural gas and blast furnace coke. Global demand for coke is high. China, the largest exporter of coke, is producing less and consuming more coke. Domestic coke demand is greater than supply caused by recent blast furnace start-ups and coke plant closures and reduced coke production from U.S. Steel has aggravated an already worldwide shortage of coke. The Company's coke prices have risen approximately $16.0 per ton from 2002 to 2003. At normal consumption levels, a $1.00 per ton change in our coke costs would result in an estimated $1.1 million change in our annual operating costs. Domestic natural gas prices increased from an average of $2.95 per mcf in 1999 to an average of $6.14 per mcf in 2003. At normal consumption levels, a $1.00 per mcf change in domestic natural gas prices would result in an estimated $17.0 million change in our normal operating costs.

     A primary source of energy used by the Company in its steel manufacturing process is natural gas. For the year ended December 31, 2003 and 2002, the average price of natural gas consumed by the Company was $5.89/mcf and $4.00/mcf, respectively, for a total cost of $102.0 million and $69.0 million, respectively. A hypothetical 10% change in the Company's natural gas prices would result in a change in the Company's pretax loss of approximately $10.0 million.

     The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values and were relatively insensitive to changes in interest rates at December 31, 2003 due to the short term maturity of these instruments.

     We had the following financial liabilities (where fair value differed from carrying value) as of December 31, 2003:

                                                               DECEMBER 31, 2003
                                                        ----------------------------
                                                        CARRYING VALUE    FAIR VALUE
                                                        --------------    ----------
                                                            (DOLLARS IN MILLIONS)
Long term debt obligations.........................       $ 279.3              -
Series A redeemable preferred stock................          19.0              -
Series C convertible redeemable preferred stock....          48.4              -

         In light of the Company's Chapter 11 Bankruptcy filing and the uncertainty surrounding the APA it is not practicable for the Company to estimate the fair value of the Company's long-term debt obligations for the year ended December 31, 2003.

-----------

     Our market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand for our products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO, SELECTED QUARTERLY FINANCIAL DATA AND REPORT OF THE INDEPENDENT AUDITORS SHOWN BELOW UNDER THE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FILED AS PART OF THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED APRIL 5, 2004, AND HAVING THE PAGE NUMBERS SHOWN BELOW AS APPEARING ON FORM 8-K) ARE HEREIN INCORPORATED BY REFERENCE.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Independent Auditors' Report...................................           1
Consolidated Statements of Operations and Comprehensive
  Loss for the Years Ended December 31, 2003, 2002 and 2001....           3
Consolidated Balance Sheets as of December 31, 2003 and
  2002.........................................................           4
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2003, 2002 and 2001.......................           5
Consolidated Statement of Changes in Stockholders'
  Equity for the Years Ended December 31, 2003, 2002 and 2001..           6
Notes to Consolidated Financial Statements.....................           7

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

     Andersen's reports on the Registrant's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain any adverse opinions or disclaimers of opinion, audit scope or accounting principle except as follows:

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

     During the years ended December 31, 2001 and 2000 and through the June 4, 2002 date of termination, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its reports on the Registrant's consolidated financial statements for such years. Moreover, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     In the prior year, the Registrant provided Andersen with a copy of the foregoing statements, and Andersen provided a letter stating that it agreed with the disclosure contained herein.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2003, and they have concluded that these controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY.

         The information required by this Item regarding executive officers is incorporated by reference from the section captioned "Executive Officers of the Company" in Part I, Item I of this report

DIRECTORS

         The information required by this Item is contained under the caption "Directors" of the Proxy Statement and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is contained under the caption "Executive Compensation" of the Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is contained under the caption "Certain Relationships and Related Transactions" of the Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by this Item is contained under the caption "Principal Accounting Fees and Services" of the Proxy Statement and is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The list of financial statements required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K and included in the 8K are as follows:

                     FINANCIAL STATEMENTS                           PAGE
                     --------------------                           ----
Independent Auditors' Report...................................       1

Consolidated Statements of Operations and Comprehensive
  Loss for the years ended December 31, 2003, 2002 and 2001....       3

Consolidated Balance Sheets as of December 31, 2003 and
  2002.........................................................       4

Consolidated Statements of Cash Flows for the years
  ended December 31, 2003, 2002 and 2001.......................       5

Notes to Consolidated Financial Statements.....................       7

Supplementary Financial Information............................     S-1

2. The list of financial statement schedules required to be filed by Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K is as follows:

Report of Independent Public Accountants on
Financial Statement Schedules...........................            S-1
     Schedule:
          I Valuation and Qualifying Accounts...........            S-2

3.   Exhibits.

     The response to this item is incorporated by reference to the "Exhibit Index" hereof.

(b) Reports on Form 8-K.

     1. October 16, 2003 -- Item 9, Monthly Operating Report for the period September 1, 2003 to September 30, 2003, as filed with the Court.

     2. October 21, 2003 -- Item 5, Pension Benefit Guaranty Corporation's notification of the termination of Weirton Steel Corporation Retirement Plan.

     3. October 22, 2003 -- Item 9, Amendment 1 to the Monthly Operating Report for the period September 1, 2003 to September 30, 2003, as filed with the Court.

     4. November 17, 2003 -- Item 9, Monthly Operating Report for the period October 1, 2003 to October 31, 2003, as filed with the Court.

     5. December 15, 2003 -- Item 9, Monthly Operating Report for the period November 1, 2003 to November 30, 2003, as filed with the Court.

     6. January 9, 2004 -- Item 5, The Company announces that a raw material shortage will result in an impending curtailment of operations.

     7. February 2, 2004 -- Item 9, Monthly Operating Report for the period December 1, 2003 to December 31, 2003, as filed with the Court.

     8. February 18, 2004 -- Item 9, Monthly Operating Report for the period January 1, 2004 to January 31, 2004, as filed with the Court.

     9. February 18, 2004 -- Item 5, The Company announces that it has agreed to sell substantially all of its assets to International Steel Group Inc., subject to Court approval and other conditions.

     10. March 16, 2004 -- Item 9, Monthly Operating Report for the period February 1, 2004 to February 29, 2004, as filed with the Court.

     11. April 5, 2004 - Item 12, December 31, 2003 Audited Financial Statements and Footnotes.

(c) The exhibits listed under Item 15(a)(3) are filed herewith or incorporated herein by reference.

(d) The financial statement schedules listed under Item 15(a)(2) are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2004.

                                            WEIRTON STEEL CORPORATION

                                       By: /s/ MARK E. KAPLAN
                                           -------------------------------------
                                                  Mark E. Kaplan
                                           President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Weirton Steel Corporation and in the capacities indicated on the 14th day of April 2004.

/s/ D. LEONARD WISE
----------------------
D. Leonard Wise
Chief Executive Officer
(principal executive officer)
Director

/s/ Mark E. Kaplan
----------------------
Mark E. Kaplan
President and Chief Financial Officer
(principal accounting and financial officer)
Director


----------------------
Michael Bozic
Director

/s/ RICHARD R. BURT
----------------------
Richard R. Burt
Chairman of the Board of Directors

/s/ EDSON R. ARNEAULT
----------------------
Ted Arneault
Director


----------------------
Mark G. Glyptis
Director

/s/ THOMAS R. STURGES
----------------------
Thomas R. Sturges
Director


----------------------
Ronald C. Whitaker
Director


----------------------
Wendell W. Wood
Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
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

 3.3              Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company dated December 13, 2002
                  (incorporated by reference to Exhibit 3.3 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2002, Commission File No. 1-10244).

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

 3.8 Certificate of the Designation, Powers, Preferences and Rights of the Exchangeable Redeemable Preferred Stock Series D
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Current Report on Form 8-K filed November 14, 2003)

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

 4.4              Amendment No. 3 dated January 8, 2003 to the Amended and
                  Restated Loan and Security Agreement, dated as of May 3, 2002, among the Company, various lenders party thereto, and Fleet
                  Capital Corporation, as agent for the lenders (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 1-10244).

 4.5              Amendment No. 4 dated February 19, 2003 to the Amended and
                  Restated Loan and Security Agreement, dated as of May 3,

                  2002, among the Company, various lenders party thereto, and Fleet Capital Corporation, as agent for the lenders
                  (incorporated by reference to Exhibit 4.5 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2002, Commission File No. 1-10244).

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

 4.27 Collateral Agency and Second Lien Intercreditor Agreement by and among J.P. Morgan Trust Company, National Association, as trustee for the holders of the Senior Secured Notes and J.P.
                  Morgan Trust Company as trustee for the holders of the Secured
                  Series 2002 Bonds, and J.P. Morgan Trust Company as Collateral
                  Agent (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed June 18, 2002,
                  Commission File No. 1-10244)

 4.28             Loan Agreement between the Company and Steelworks Community
                  Federal Credit Union dated August 15, 2002. (incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 1-10244).

 4.29 Deed of Trust made by the Company for the benefit of Steelworks Community Federal Credit Union dated August 15,
                  2002. (incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 2002, Commission File No. 1-10244).

 4.30             Form of Debtor-in-Possession Loan and Security Agreement dated as of May 20, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 20,
                  2003)

 4.31             Amendment No. 1 to the Debtor-in Possession Loan and Security
                  Agreement dated as of June 16, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 16, 2003)

 4.32             Amendment No. 2 to the Debtor-in Possession Loan and Security
                  Agreement dated as of August 6, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 6, 2003)

 10.1             Redacted Pellet Sale and Purchase Agreement dated as of
                  September 30, 1991 between Cleveland-Cliffs Iron Company and the Company (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1992, Commission File No. 1-10244).

 10.2             Redacted Amendment No. 1 dated January 31, 2003 to the MOU --
                  Coke Supply Agreement General Terms and Conditions dated March
                  1, 2002 with United States Steel Corporation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 1-10244).

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

 10.12 Employment Agreement between Mark E. Kaplan and the Company dated August 7, 2003. (incorporated by reference to Exhibit
                  10.2 to the Company's Current Report on Form 8-K filed August
                  7, 2003)

 10.13            Employment Agreement between Mark E. Kaplan and the Company dated April 18, 2002 (incorporated by reference to Exhibit
                  10.23 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-10244).

 10.14 Employment Agreement between William R. Kiefer and the Company dated December 21, 2001 (incorporated by reference to Exhibit
                  10.25 to Amendment No. 4 to the Company's Registration
                  Statement on Form S-4, filed March 12, 2002, Commission File
                  No. 333-72598).

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

 10.17 Employment Agreement between D. Leonard Wise and the Company dated August 7, 2003. (incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K filed August
                  7, 2003)

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

 10.20 Summary of Key Employee Retention Program approved by the bankruptcy court on August 25, 2003. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 25, 2003)

 10.21            Asset Purchase Agreement - Amended and Restated ISG APA, dated
                  February 25, 2004.

 10.22 Asset Purchase Agreement - WSC Acquisition Corporation APA, dated April 6, 2004

 22.1             Subsidiaries of the Company (filed herewith).

 23.1             Consent of KPMG LLP, independent public accountants (filed
                  Herewith).

 31.1             Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2             Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1             Certification of Principal Executive Officer and Principal
                  Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE S-1:

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Weirton Steel Corporation:

Under date of March 26, 2004, we reported on the consolidated balance sheets of Weirton Steel Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2003, which report appears in Form 8-K filed by Weirton Steel Corporation and subsidiaries on April 5, 2004 and incorporated by reference into the annual report on Form 10-K for the year ended December 31, 2003. Our audit report dated March 26, 2004 contains an explanatory paragraph that states that the Company has incurred significant recurring losses from operations, has an accumulated deficit and, as discussed in note 2 to the consolidated financial statements incorporated by reference, filed a voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws and entered into an agreement to sell substantially all of its assets which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements incorporated by reference do not include any adjustments that might result from the outcome of these uncertainties. In connection with our audit of the aforementioned consolidated financial statements incorporated by reference, we also audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The financial statement schedule as listed under Item 15(a)(2) has been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements incorporated by reference, the Company has sustained significant recurring losses from operations, has an accumulated deficit and, as discussed in note 2 to the consolidated financial statements incorporated by reference, filed a voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws and entered into an agreement to sell substantially all of its assets, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3 to the consolidated financial statements incorporated by reference. The financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 26, 2004

SCHEDULE S-2:

                            WEIRTON STEEL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                  BALANCE AT   CHARGES TO              BALANCE AT
                                                 BEGINNING OF   COST AND                 END OF
            DESCRIPTION                    YEAR     PERIOD      EXPENSE    DEDUCTIONS    PERIOD
            -----------                    ----     ------      -------    ----------    ------
Allowance for doubtful accounts,
  discounts, claims and allowances......   2003    $  6,487    $  30,731    $ 29,672    $  7,546

                                           2002       7,487       26,587      27,587       6,487
                                           2001       9,008       40,220      41,741       7,487
Valuation allowance for deferred tax
  assets................................   2003    $459,407    $ 272,868    $ 57,200   $ 675,075

                                           2002     360,075      160,225      60,893     459,407
                                           2001      61,811      301,621       3,357     360,075
Severance and other liabilities
  resulting from restructuring charges*.   2003    $     --    $   4,600    $    200   $   4,400
                                           2002       4,016           --       4,016          --
                                           2001          --        5,133       1,117       4,016

* Excludes charges, deductions and liabilities related to pensions, other post-retirement benefit obligations, and the Company's obligation to reimburse the National Steel Corporation pension plan for Weirton employees, the liabilities for which are actuarially determined.