Form 10-K/A
period 2003-12-31
WEIRTON STEEL CORP
filed 2004-05-18
CIK 849979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes    No X .

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

Documents Incorporated by Reference: None.

                            WEIRTON STEEL CORPORATION
                                 AMENDMENT NO. 1
                          TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

      Pursuant to this Amendment No. 1, the undersigned Registrant hereby amends and restates Part III, Items 10, 11, 12, 13 and 14 of its Annual Report on Form 10-K for the year ended December 31, 2003 in their entirety as follows:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company as of December 31, 2003 were as follows:

                          AGE AT
NAME                 DECEMBER 31, 2003                  OFFICE
----                 -----------------                  ------
D. Leonard Wise ...           69          Chief Executive Officer

Mark E. Kaplan ....           42          President and Chief Financial Officer

Edward L. Scram ...           46          Vice President -- Manufacturing

Michael J. Scott ..           41          Vice President -- Sales, Product Development
                                            And Marketing
William R. Kiefer .           54          General Council and Secretary

D. Leonard Wise was named Chief Executive Officer effective August 1, 2003, replacing John H. Walker, who resigned July 31, 2003. Mr. Wise was also appointed to the Board of Directors at the same time. See "Directors" for additional biographical information concerning Mr. Wise.

Mark E. Kaplan was appointed President and Chief Financial Officer effective August 1, 2003. From December 2001 to August 2003, he served as Senior Vice President-Finance and Administration and Chief Financial Officer. See "Directors" for additional biographical information concerning Mr. Kaplan.

Edward L. Scram was appointed Vice President -- Manufacturing in December 2001. From April of 2000 to December 2001, he served as Vice President -- Operations. Mr. Scram served as General Manager of Operations from 1996 to December 2001.

Michael J. Scott was appointed Vice President-Sales, Product Development and Marketing in January 2002. From March of 2000 to January 2002, he served as Vice President-Sales and Marketing. Mr. Scott was employed by National Steel Corporation from 1997 through 1999 as General Manager-Construction Sales Group.

William R. Kiefer was appointed General Council in January 2002. He has been Secretary since May 1990. He had been Vice President - Law since May 1990.

We depend, in large part, on the efforts, abilities and experience of our senior management and other key employees.

Executive compensation for our key employees has been restrained by our weakened financial position. Options and other stock-based incentive compensation currently have minimal or no value. In light of our current financial position and uncertain prospects, key employees, including members of senior management, have not had an incentive to remain employed with us. The loss of the services of such individuals could adversely affect our business, financial condition, results of operations or prospects.

DIRECTORS

      As of March 30, 2004, the Company had nine directors:

Edson R. Arneault (57) (3)
President and Chief
Executive Officer
The Mountaineer Racetrack
& Gaming Resort

Mr. Arneault has been a member of our board of directors since August 2003. He has been President and Chief Executive Officer of The Mountaineer Racetrack & Gaming Resort since 1995; and he is President, CEO and Chairman of the Board of Directors of MTR Gaming Group, Inc., its parent company. A Certified Public Accountant, he served as a tax partner with Seidman & Seidman prior to 1995. He is also a director of the West Virginia Hospitality and Tourism Association , and the West Virginia Independent Colleges and Universities.

Michael Bozic (63) (1)
Private Investor

Mr. Bozic has been a member of our board of directors since 1994. He served as vice chairman of Kmart Corporation from 1998 to 2000; Chairman, Chief Executive Officer and a director of Levitz Furniture Corporation from 1995 to 1998; and President and Chief Executive Officer of Hills Stores from 1991 to 1995. He is also a director of Morgan Stanley Advisors and a trustee of Hillsdale College.

Richard R. Burt (57) (1)
Chairman, Diligence, LLC

Mr. Burt has been a member of our board of directors since 1996 and has been chairman of the board of the Company since April 1996. He is also a director of Hollinger International Inc., HCL Technologies, Ltd., UBS-Paine Webber, International Game Technology and Deutsche-Scudder Funds.

Mark G. Glyptis (52) (3)
President, ISU

Mr. Glyptis has been a member of our board of directors since 1991. He has been president of the ISU since August 1991 and has been an employee of the Company since 1973.

Mark E. Kaplan (42) (2)
President and
Chief Financial Officer

Mr. Kaplan has been a member of our board of directors since December 2002. He was appointed President and

Chief Financial Officer in August 2003. He was Senior Vice President of Finance and Administration and Chief Financial Officer from November 2001 to August 2003; served as vice president and chief financial officer from June 2000 to November 2001; as vice president of information technology and controller from March 1999 to June 2000 and controller from September 1995 to March 1999.

Thomas R. Sturges (59) (1)
Private Investor

Mr. Sturges has been a member of our board of directors since 1986. Until June 2001, he was Chief Financial Officer of Hawkeye Communication, LLC. From February 1990 to January 2000, he served as Executive Vice President of The Harding Group Inc..

Ronald C. Whitaker (56) (1)
President & Chief Executive
Officer
Hyco International, Inc.

Mr. Whitaker has been a member of our board of directors since 1995. He has been President and Chief Executive Officer of Hyco International, Inc. since 2002. From September 2000 to 2002, he served as President and Chief Executive Officer and as a member of the Board of Directors of Strategic Distribution Incorporated. He also served as President, Chief Executive Officer and a director of Johnson Worldwide Associates from October 1996 to March 1999. He is a director of Strategic Distribution Incorporated and Firearms Training Systems, Inc. and is a trustee of The College of Wooster.

D. Leonard Wise (69) (2)
Chief Executive Officer

Mr. Wise has been a member of our board of directors since August 2003 at which time he was appointed Chief Executive Officer of the Company. He previously served on the Board from May 1998 to December 2002. Mr. Wise was President and Chief Executive Officer of Carolina Steel Corporation from October 1994 to March 1997.

Wendell W. Wood (63) (1)
President and Chairman,
United Land Corporation

Mr. Wood has been a member of our board of directors since December 2002. He has served as President and Chairman of United Land Corporation, a commercial real estate development company, since 1968.

(1) Independent Director
(2) Management Director
(3) Union Director

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

The Audit Committee of the Board is composed of three independent directors, Chairman Thomas R. Sturges ("Audit Committee Financial Expert"), Richard R. Burt, and Wendell W. Wood.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors, composed of 3 independent directors, reviews, at least annually, the services performed and to be performed by the Company's independent public accountants and the fees charged for their services, and, in that connection, considers the effect of those fees on the independence of the accountants, in accordance with the Charter of the Audit Committee.

Management of the Company has the primary responsibility for the financial statements and the reporting process including the system of internal controls. The Audit Committee is responsible for reviewing the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee also discusses with the Company's independent public accountants and management the Company's accounting policies and reporting practices, including the impact of alternative accounting policies. The Audit Committee reviews with the Company's internal audit department the scope and results of internal auditing procedures and the adequacy of accounting and financial systems and internal controls.

In this context, the Audit Committee has met and held discussions with management and the independent accountants. Management represented to the Audit Committee that the Company's financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee reviewed and discussed the Company's audited financial statements with management and the independent accountants. The Audit Committee discusses with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with the Audit Committee).

In addition, the Audit Committee has discussed with the independent accountants the accountant's independence from the Company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

The Audit Committee discussed with the Company's internal and independent accountants the overall scope and plan for their respective audits. The Audit Committee meets with the internal and independent accountants with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

In reliance on these reviews and discussions, the Audit Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K (as amended) for the year ended December 31, 2003, for filing with the Securities and Exchange Commission.

On June 4, 2002, the Company engaged KPMG LLP as its independent public accountants and dismissed Arthur Andersen LLP. The Audit Committee and the Board have also appointed KPMG LLP as the Company's independent public accountants for the years ended December 31, 2002 (succeeding Arthur Andersen LLP in mid-year) and December 31, 2003, respectively.

AUDIT COMMITTEE
Thomas R. Sturges, Chairman
Richard R. Burt

Wendell W. Wood
D. Leonard Wise

CODE OF ETHICS

Weirton Steel has adopted a Code of Ethics (see exhibit 14.1 filed herewith) that applies to its principal Executive Officer Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions.

The Code of Ethics is available through the Company's website at www.weirton.com. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, the Company will disclose the nature of such amendment or waiver on that website.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board has decided to name Thomas R. Sturges, the Audit Committee's chairman, as the audit committee financial expert within the Security and Exchange Commission's (the "SEC") definition. Mr. Sturges is independent as that term is defined by the New York Stock Exchange and the SEC.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information for each of the Company's last three fiscal years, summarizing the compensation paid to each person serving as the Company's Chief Executive Officer during the last completed fiscal year and each of the Company's next four most highly compensated executive officers (collectively, the "Named Executive Officers") who were serving as such at the end of the Company's last completed fiscal year.

                                           ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                           -------------------                       ----------------------
                                                                                   SECURITIES
                                                                 OTHER ANNUAL      UNDERLYING      ALL OTHER
NAME & PRINCIPAL                        SALARY        BONUS      COMPENSATION    OPTIONS/(SARS)   COMPENSATION
POSITION                   YEAR          ($)          ($)(3)        ($)(1)          (#)(2)            ($)
--------                   ----          ---          ------        ------          ------            ---
D. Leonard Wise ......       2003      $222,609      $300,000      $     --              --              --
Chief Executive              2002           n/a            --            --              --              --
Officer                      2001           n/a            --            --              --              --

*John H. Walker ......       2003      $243,427            --      $ 57,712              --              --
President                    2002       395,004            --       645,107              --              --
& CEO                        2001       387,087            --       209,007         200,000              --

Mark E. Kaplan .......       2003      $300,398      $600,000      $     --              --              --
President and                2002       260,004            --         7,024              --              --
CFO                          2001       230,876            --        16,629              --              --

*Edward L. Scram .....       2003      $239,330      $     --      $     --              --              --
Vice President               2002       250,008            --        14,396              --              --
Manufacturing                2001       192,964            --        16,793              --              --

Michael J. Scott .....       2003      $192,668      $ 24,000      $     --              --              --
Vice President               2002       201,264            --            --              --              --
Sales & Marketing            2001       175,008            --            --              --              --

*William R. Kiefer ...       2003      $189,980      $ 21,250      $     --              --              --
General                      2002       198,456            --         4,657              --              --
Counsel & Secretary          2001       198,456            --        27,241              --              --

-------------
      *Mr. Walker resigned as President and Chief Executive Officer effective July 31, 2003. Mr. Scram has been on extended leave of absence since January 2004. Mr. Kiefer resigned as General Counsel and Secretary effective March 15, 2004.


(1) Under the terms of the Company's two supplemental executive retirement plans, or "SERPs," the Company made annual contributions to trusts established under the SERPs on behalf of the named executive officers, and others, which contributions were subject to Federal and State Income taxes. The senior SERP was terminated effective December 31, 2001 and except in the case of Mr. Walker, no contributions were made to it thereafter, no contributions were made to the remaining SERP following December, 2002, except in the case of Mr. Walker whose employment agreement provided for his continued participation in the SERP which entitled him to a fully funded benefit in the year 2002. Amounts in the table and are: (a) $57,712 for Mr. Walker in 2003; (b) $645,107, $7,024, $14,396, and
$4,657 for Messrs. Walker, Kaplan, Scram and Kiefer, respectively, in 2002; and
(c) $209,007, $ 16,629, $16,793, and $27,241 for Messrs. Walker, Kaplan, Scram
and Kiefer, respectively, in 2001. Aggregate amounts of perquisites and other personal benefits that are the lesser of $50,000 or 10% of each of the respective Named Executive Officer's combined salary and bonuses, have been omitted from the table in accordance with Securities and Exchange Commission rules.

(2) For 2001, the figures reflect numbers of shares underlying options granted under the 1998 Stock Option Plan to Mr. Walker, which have since expired unexercised.

(3) The amount shown for 2003 includes (i) for Mr. Wise a payment pursuant to the terms of his Employment Agreement with the Company deferred as of August 7, 2003; (ii) for Mr. Kaplan a payment pursuant to the terms of his Employment Agreement with the Company dated as of August 7, 2003; (iii) in the case of Mssrs. Scott and Kiefer payments pursuant to the Key Employee Retention Program (The "Retention Program") of $24,000.00 and $21,250.00, respectively. The Retention Program was approved by the Bankruptcy Court in August 2003, and was designed to incent a group of key executives to remain in the employ of the Company throughout the bankruptcy case.

Effective February 23, 2003, salaries for the positions held by the Named Executive Officers were reduced by 5%, consistent with that of other non-union and union employees of the Company as part of a pre-bankruptcy restructuring effort to cut costs and remain competitive.

EMPLOYMENT AGREEMENTS WITH CERTAIN EXECUTIVES

The Company is party to an Employment Agreement with its Chief Executive Officer, Mr. Wise, dated as of August 1, 2003. The Agreement is from month to month. Pursuant to this agreement, Mr. Wise is entitled to a monthly base salary of $40,000.00. He also received a bonus of $300,000.00 payable in three installments in 2003; pursuant to the terms of the Agreement, he will also receive a contingent bonus in the amount of $550,000.00 to be paid within five business days of the closing or a transaction to sell substantially all the assets of the Company on the effective date of a plan of reorganization in the Company's Chapter 11 case; and a second contingent bonus not to exceed $550,000.00 to be paid only if the Company (i) closes a transaction with a gross sales price in excess of the then outstanding balance of the DIP Facility or
(ii) receives a going concern valuation in excess of same.

The Company is a party to an employment agreement dated as of August 1, 2003, with Mr. Kaplan, President and Chief Financial Officer, superseding prior employment agreements and providing for a rolling employment term of three years, unless earlier terminated. Pursuant to this agreement, Mr. Kaplan is entitled to an annual base salary of $350,000 (effective July 1, 2003), subject to adjustments. He is also entitled to a guaranteed bonus of $600,000, payable August 1, 2003; a first contingent bonus of $500,000 to be paid within five business days of the closing of a transaction to sell substantially all the assets of the Company or the effective date of a plan of reorganization in the Company's Chapter 11 case; and a second contingent bonus not to exceed $300,000 to be paid only if the Company (i) closes a transaction with a gross sales price in excess of the then outstanding balance of the DIP Facility or (ii) receives a going concern valuation in excess of same. In addition thereto, in the event of a termination without cause, Mr. Kaplan is entitled to a severance payment of 12 months base pay.

As of December 31, 2003, Messrs. Scram, Scott and Kiefer were parties to individual employment agreements that contained substantially similar terms and conditions. These agreements have no specific term of employment. Each executive agreed to serve as a salaried employee of the Company in the capacities and for the compensation as may be agreed upon from time to time by the executive and the Company. The executives assign to the Company certain intellectual property rights and agree not to disclose confidential information. If the executive is terminated for reasons other than cause (including a breach of the agreement by the Company), the executive is entitled to a contractual severance payment as a result of the Company's Chapter 11 Bankruptcy Case, these agreements are subject to rejection by the Company. In the event of such a rejection, the only payments to which the Named Executive Officers may be entitled upon termination would be those provided pursuant to the Retention Program.

OPTION/SAR GRANTS

There were no stock options or stock appreciation rights (SARs) granted during 2003 to the Named Executive Officers.

OPTION/SAR EXERCISES/OUTSTANDING OPTIONS AND YEAR-END VALUES

The following table sets forth information regarding the exercise of stock options and SARs during 2003 and the unexercised options/SARs held as of the end of the 2003 fiscal year by the Named Executive Officers.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                  OPTIONS/SARS
                                At Year End 2003

                                                              (#)                   ($)
                     --------------------------------------------------------------------------
                       SHARES
                     ACQUIRED ON         VALUE            EXERCISABLE/          EXERCISABLE/
NAME                 EXERCISE (#)      REALIZED ($)     UNEXERCISABLE (1)     UNEXERCISABLE (2)
----                 ------------      ------------     -----------------     -----------------
D. Leonard Wise ...            --                --                    --                    --
J.H. Walker .......            --                --                    --                    --
M.E. Kaplan .......            --                --        14,000/189,000                   -/-
E.L. Scram ........            --                --        12,000/175,000                   -/-
M.J. Scott ........            --                --           -0-/175,000                   -/-
W.R. Kiefer .......            --                --        14,000/ 76,666                   -/-

(1) The figures shown represent options granted under the 1987 Option Plan and the 1998 Option Plan. For Mr. Kaplan and Mr. Kiefer, 112,000 and 38,334 options, respectively, granted in March 1998 under the 1998 Option Plan lapsed unexercised in June 2002. The options granted in October 2000 under the 1998 Option Plan remain unexercisable. For Mr. Walker, all options granted under the 1998 Option Plan (602,500) lapsed unexercised in October 2003.

(2) The "Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End" is zero or equal to the difference between the closing price ($0.04 per share) of the Company's Common Stock on the Over the Counter Bulletin Board on its last trading day in 2003 (December 31, 2003) and the exercise price ($5.56 and $6.69 for the options granted in 2000), times the number of shares underlying the options.

PENSION PLAN

The Company had funded and maintained a qualified defined benefit pension plan since it began business in 1984, covering all employees including the Named Executive Officers [with the exception of Mr. Wise]. In an effort to cut costs and guard liquidity, effective May 1, 2003, the qualified pension plan was "frozen"; as a result of which employees could no longer accrue additional pension service time, nor could their monthly retirement benefit payout increase regardless of future earnings. The Company subsequently filed bankruptcy under Chapter 11 of the Federal Bankruptcy Code on May 19, 2003. On October 21, 2003, the Pension Benefit Guaranty Corporation ("PBGC") filed an action to terminate the qualified pension plan as of that date; and on November 7, 2003, after the Company consented, the PBGC assumed all the assets and liabilities of that plan. As a result of the qualified pension plan termination, the Named Executive Officers and other participants in the plan will be entitled to collect benefits to the extent provided by plan assets or otherwise available under PBGC guaranty limitations.

Prior to 2003, the Company maintained two non-qualified Supplemental Executive Retirement Plans ("SERPs") providing pension benefits for the Named Executive Officers and others in addition to the Company's qualified defined benefit pension plan. The SERPs were "target benefit" plans under which the Company contributed to a trust actuarially determined amounts which were calculated to produce for each participant the defined target annual benefit at age 62. Under both the qualified pension plan and the SERPs, the amount of pension was based upon the employee's average earnings of the highest five years of the final fifteen years of employment. For those participating in a SERP, expected benefits were based on earnings defined as annual cash compensation (as reported in the Salary and Bonus columns of the Summary Compensation Table) and pension service credited under the SERP. For the Named Executive Officers participating in a SERP, pension service as of December 31, 2003 for the purpose of calculating retirement benefits was as follows: Mr. Kaplan, 8.25 years; Mr. Kiefer, 18.92 years; Mr. Scram, 23.50 years; and Mr. Scott, 3.83 years.

Even though the SERPs covering the Named Executive Officers were terminated, the Company had a continuing obligation under an employment agreement to provide SERP funding in 2002 and 2003 for Mr. Walker sufficient to produce a target benefit equivalent to 70% of final average earnings, subject to the Company's obligation to fully fund the described SERP benefit as of April 18, 2002 and any incremental amount required on January 1, 2003 to maintain full funding. Mr. Walker's annual base salary was $395,000, and his pension service under the Company's defined benefit plan at July 31, 2003 was 11.67 years. The amount of benefit the SERPs will produce is limited to the amounts contributed and, except in the case of Mr. Walker, no contributions were made to the SERPs in 2003. Termination of the qualified pension plan has no effect on the SERP benefits, although the amounts contributed to the SERPs were based on certain benefit levels assumed under the qualified plan which may not be attainable due to the termination and possible limitations on benefits discussed above.

DIRECTORS' COMPENSATION

Directors who are not officers or employees of the Company received an annual retainer of $20,000 beginning in March 2003. Previously the annual retainer was $25,000. Those directors also received a meeting fee of $640 for each meeting of the Board of Directors attended, together with a meeting fee of $560 for each meeting of a committee of the Board of Directors attended. The Chairman of each committee was paid an additional $200 for each meeting chaired. The Chairman of the Board of Directors serves as a non-executive Chairman, devoting substantial time to this position. The Chairman of the Board of Directors received an annual retainer in 2003 of $60,000, (a reduction of 50% from 2002) payable quarterly, but did not receive additional fees for attending meetings of the Board or its committees.

All directors who were not officers or other employees of the Company were eligible to participate in the Deferred Compensation Plan for Directors until May 15, 2003 at which time the Plan was suspended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the beneficial ownership of our Common Stock, Series A Preferred Stock and Series C Preferred Stock as of March 30, 2004 by each person or group known by us to beneficially own more than five percent of the outstanding Common Stock, Series A Preferred Stock or Series C Preferred Stock, by each director and executive officer and by all directors and executive officers as a group. Included are those shares of Common Stock, if any, allocated under the 1984 ESOP. The table also sets forth the number of shares of Series A Preferred Stock, if any, allocated under the 1989 ESOP through the latest allocation date (December 31, 2003). The table also sets forth the number of shares of Series C Preferred Stock held by former holders of the Company's Senior Notes which were exchanged for new Senior Secured Notes and Series C Preferred Stock in a registered exchange offer that was completed on June 18, 2002. Unless otherwise indicated, and except for shares allocated to the accounts of employees under the terms of the 1984 ESOP and 1989 ESOP, the holders of all shares shown in the table have sole voting and investment power with respect to such shares. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options or convertible stock exercisable or convertible by such person within 60 days of the date hereof are deemed outstanding for the purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders. Except as indicated in the footnotes, we believe that the persons named in the table have the sole voting and investment power with respect to all shares shown as beneficially owned by them. By its terms, the Series C Preferred Stock is non-voting except as required by applicable Delaware corporation law.

COMMON STOCK

                                            SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER        AMOUNT         PERCENT OF CLASS(3)
------------------------------------        ------         -------------------
United Bank, ..........................   6,979,568(1)                     16.6%
as Trustee under the 1984 ESOP
500 Virginia Street East
Charleston, WV 25322

Edson R. Arneault .....................         -0-                          --
Michael Bozic .........................      94,043(4)                        *
Richard R. Burt .......................      43,660(4)                        *
Mark G. Glyptis .......................       3,719(1)                        *
Mark E. Kaplan ........................     131,000(5)                        *
William R. Kiefer .....................      64,861(5)                        *
Michael J. Scott ......................         -0-                          --
Edward L. Scram .......................      13,837(5)                        *
Thomas R. Sturges .....................      47,733(4)                        *
John H. Walker ........................       1,231(1)                        *
Ronald C. Whitaker ....................     119,852(4)                        *
D. Leonard Wise .......................         -0-

Wendell W. Wood (2) ...................   4,996,564(2)                     11.9%
                                          ---------                    --------
All directors and executives ..........   5,515,269(5)                     13.1%
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

(4)Includes 94,043, 43,660, 40,349, and 117,852 shares credited to the accounts of Messrs. Bozic, Burt, Sturges, and Whitaker, respectively, under the Deferred Compensation Plan for Directors, over which shares the named individuals do not exercise voting and/or investment power until distribution. The Deferred Compensation Plan for Directors was suspended May 15, 2003.

(5) Includes shares subject to options currently exercisable (or exercisable within 60 days): Mr. Kaplan 14,000, Mr. Kiefer 14,000, and Mr. Scram 12,000.

SERIES A PREFERRED STOCK

                                             SHARE
NAME/ADDRESS OF BENEFICIAL OWNER             AMOUNT         PERCENT OF CLASS
--------------------------------             ------         ----------------
United Bank, ..........................   1,347,373(1)              93.6%(2)
as Trustee under the 1989 ESOP
500 Virginia Street East
Charleston, WV 25322

Edson R. Arneault .....................          --                   --

Michael Bozic .........................          --                   --
Richard R. Burt .......................          --                   --
Mark G. Glyptis .......................         421                    *
Mark E. Kaplan ........................         284                    *
William R. Kiefer .....................         767                    *
Michael J. Scott ......................          --                   --
Edward L. Scram .......................         401                    *
Thomas R. Sturges .....................          --
John H. Walker ........................         518                    *
Ronald C. Whitaker ....................          --                   --
D.Leonard Wise ........................          --                   --
Wendell W. Wood .......................          --                   --
                                          ---------             --------
All directors and executives ..........       2,391                    *
  as a group(12 persons)

(1) All shares have been allocated to the accounts of participants in the 1989 ESOP consisting of approximately 5,600 employees and former employees of the Company. Participants generally have full voting but limited dispositive power over securities allocated to their accounts.

(2) An asterisk in this column indicates ownership of less than 1%.

Series C Preferred Stock(2)

                                             SHARE
NAME/ADDRESS OF BENEFICIAL OWNER             AMOUNT         PERCENT OF CLASS
--------------------------------             ------         ----------------
All directors and executive as a group .        -0-                *
  (12 persons)

(1) An asterisk in this column indicates ownership of less than 1%.

(2) The Company is not aware of any person or group beneficially owning more than five percent of the outstanding Series C Preferred Stock.

The following table summarizes the equity compensation plans under which Weirton common stock may be issued as of December 31, 2003:

                                           (A)                         (B)                        (C)
                                                                  Weighted Avg.
                                   Number of Securities          exercise price           Number of Securities
                                to be issued upon exercise       of outstanding          remaining available for
                                  of outstanding options,       options, warrants         future issuance under
Plan Category                      warrants, and rights            and rights           equity compensation plans
-------------                      --------------------            ----------           -------------------------
Equity Compensation Plans approved by security holders:

2000 Employee Stock
Purchase Plan* ..............            799,910                          n/a                          -0-

Equity Compensation Plans not approved by security holders:

1987 Stock Option Plan ......            323,500                   $     3.42                      329,333

1998 Stock Option Plan ......            615,666                   $     6.05                    4,089,440

Directors' Deferred
Compensation Plan** .........            366,393                          n/a                          -0-
                                       ---------                   ----------                    ---------
Total .......................          2,105,469                                                 4,418,773

** The Directors' Deferred Compensation Plan was suspended May 15, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has considered the following in regard to services performed by KPMG LLP, as the Company's independent public accounting firm for a portion of the calendar year ended December 31, 2002 and for the year ended December 31, 2003.

                              YEAR ENDING         YEAR ENDING
                             DEC. 31, 2002       DEC. 31,2003
                             -------------       ------------
Audit fees: ..............       $ 336,138          $ 368,300
Audit Related fees (1): ..       $  83,178          $  48,800
Tax Related Services: ....       $     -0-          $     -0-
Other Fee Services (2): ..       $  19,527          $     -0-

      (1)   For annual audits of the Company's five ERISA plans.

      (2) Other fees included miscellaneous internal services commenced prior to KPMG's appointment as independent auditors for the company.

The Audit Committee considers the amount paid in connection with non-audit services to KPMG LLP for the respective time periods not to have compromised the independence of its outside auditors.

PRE-APPROVAL POLICIES AND PROCEDURES

SEC rules require that all services provided to the Company by its independent accountants be subject to pre-approval by the Audit Committee or authorized members of the Committee. The Audit Committee has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Company's independent accountants. Services necessary to conduct the annual audit must be pre-approved by the Audit Committee or by the authorized Audit Committee member.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Weirton Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May 2004.

                                      WEIRTON STEEL CORPORATION

                                      By: /s/ MARK E. KAPLAN
                                          ------------------------------
                                          Mark E. Kaplan
                                          President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT #     DESCRIPTION
---------     -----------
14.1          Code of Ethics

31.1          Certification of Principal Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

31.2          Certification of Principal Financial Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification of Principal Executive Officer and Principal
              Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.